Form 10-Q
period 2007-12-31
GelTech Solutions, Inc.
filed 2008-02-14
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GelTech Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	333-144736	56-2600575
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1460 Park Lane South, Suite 1

Jupiter, Florida 33458

(Address of Principal Executive Office) (Zip Code)

(561) 427-6144

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 12, 2008, 13,312,737 shares were outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. – Consolidated Financial Statements.

1

Consolidated Balance Sheet – as of December 31, 2007 (Unaudited)

1

Consolidated Statements of Operations – For the three months ended December 31, 2007 and December 31, 2006 (Unaudited)

2

Consolidated Statements of Operations – For the six months ended December 31, 2007 and December 31, 2006 (Unaudited)

3

Consolidated Statements of Cash Flows – For the six months ended December 31, 2007 and December 31, 2006 (Unaudited)

4

Notes to Unaudited Consolidated Financial Statements

6

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3. – Controls and Procedures.

15

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings.

16

Item 1a. – Risk Factors.

16

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3. – Defaults Upon Senior Securities.

16

Item 4. – Submission of Matters to a Vote of Security Holders.

16

Item 5. – Other Information.

16

Item 6. – Exhibits.

16

SIGNATURES

17

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

Assets
Current assets:
Cash	$44,566
Accounts receivable, trade	4,921
Related party receivable	3,265
Inventories	79,296
Prepaid expenses and other current assets	17,662

Total current assets	149,710

Equipment, net of accumulated depreciation of $5,440	23,081
Deposits	28,105

Total assets	$200,896

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable to stockholder	$140,000
Accounts payable	48,962
Accrued expenses	20,571

Total current liabilities	209,533

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 10,282,434 shares issued and outstanding	10,282
Additional paid-in capital	2,209,827
Accumulated deficit	(2,228,746)

Total stockholders’ equity (deficit)	(8,637)

Total liabilities and stockholders’ equity (deficit)	$200,896

The accompanying notes are an integral part of these financial statements.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31
(UNAUDITED)

	2007	2006

Sales	$1,368	$162
Cost of goods sold	1,322	—

Gross profit	46	162

Selling, general and administrative expenses	432,761	300,454
Research and development	54,132	2,000

Total expenses	486,893	302,454

Net loss from operations	(486,847)	(302,292)

Other income (expense):
Interest income	4,392	660
Interest expense	(3,150)	(297)

Total other income (expense)	1,242	363

Net loss	$(485,605)	$(301,929)

Loss per common share – basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding	10,282,434	7,455,815

The accompanying notes are an integral part of these financial statements.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 19, 2006 (INCEPTION)
TO DECEMBER 31, 2007
(UNAUDITED)

	Company	Predecessor	Company	Company
	July 1, 2007 to December 31, 2007	July 1, 2006 to July 18, 2006	From Inception July 19, 2006 to December 31, 2006	From Inception July 19, 2006 to December 31, 2007
Sales	$15,358	$101	$448	$28,775
Cost of goods sold	8,576	25	71	14,659
Gross profit	6,782	76	377	14,116

Selling, general and administrative expenses	848,606	15,249	920,603	1,961,622
In-process research and development expense	—	—	150,000	150,225
Research and development	79,868	—	2,000	107,473

Total expenses	928,474	15,249	1,072,603	2,219,320

Net loss from operations	(921,692)	(15,173)	(1,072,226)	(2,205,204)

Other income (expense):
Interest income	11,078	—	660	12,629
Interest expense	(6,740)	—	(405)	(36,171)

Total other income (expense)	4,338	—	255	(23,542)

Net loss	$(917,354)	$(15,173)	$(1,071,971)	$(2,228,746)

Loss per common share – basic and diluted	$(0.09)		$(0.16)
Weighted average shares outstanding	10,283,076		6,683,614

The accompanying notes are an integral part of these financial statements.

GELTECH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 19, 2006 (INCEPTION)
TO DECEMBER 31, 2007
(UNAUDITED)

	Company	Predecessor	Company	Company
	July 1, 2007 to December 31, 2007	July 1, 2006 to July 18, 2006	From Inception July 19, 2006 to December 31, 2006	From Inception July 19, 2006 To December 31, 2007

Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operations
Net loss	$(917,354)	$(15,173)	$(1,071,971)	$(2,228,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,069	—	1,185	5,440
Imputed interest expense	6,740	—	—	19,217
Warrants issued as settlement	5,068	—	—	5,068
In-process research and development expense	—	—	150,000	150,000
Common stock issued for services	—	—	426,000	25,000
Common stock issued for interest	—	—	—	16,675
Warrants issued in connection with financing	—	—	—	75,500
Stock compensation expense	39,170	—	58,442	77,149

Change in assets and liabilities:
Accounts receivable, trade	7,951	—	(188)	(4,921)
Related party receivable	—	—	—	(2,486)
Inventories	8,338	—	—	(79,296)
Prepaid expenses and other current assets	(7,915)	—	(12,809)	(16,871)
Deposits	(5,000)	—	(16,981)	(27,896)
Accounts payable	(109,923)	—	96,912	48,962
Related party payable	(21,231)	—	3,963	—
Accrued expenses	(8,534)	—	8,989	20,570
Change in due to Parent	—	15,173	—	—
Net cash used in operating activities	$(998,621)	$—	$(356,458)	$(1,916,635)

(continued)

The accompanying notes are an integral part of these financial statements.

GELTECH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 19, 2006 (INCEPTION)
TO DECEMBER 31, 2007

(UNAUDITED)

	Company	Predecessor	Company	Company
	July 1, 2007 to December 31, 2007	July 1, 2006 To July 18, 2006	From Inception July 19, 2006 To December 31, 2006	From Inception July 19, 2006 To December 31, 2007
Cash Flows from Investing Activities
Purchase of equipment	$(14,411)	$—	$(12,089)	$(28,520)
Net cash used in investing activities	(14,411)	—	(12,089)	(28,520)

Cash Flows from Financing Activities
Proceeds from notes payable	—	—	118,000	268,000
Repayment of notes payable	(110,000)	—	(18,000)	(128,000)
Repurchase of common stock	(19,000)	—	—	(19,000)
Proceeds from sale of common stock	1,000,000	—	302,250	1,868,721
Net cash provided by financing activities	871,000	—	402,250	1,989,721

Net increase (decrease) in cash	(142,032)	—	33,703	44,566

Cash at beginning of period	186,598	—	—	—

Cash at end of period	$44,566	$—	$33,703	$44,566

Supplemental cash flow information
Cash paid for interest	$—	$—	$231	$279
Cash paid for taxes	$—	$—	$—	$—

Non-cash transactions:
On July 20, 2006, the Company issued 7,250,000 shares of common stock to the Predecessor Company for the following:

Common stock issued	$7,250
Equipment acquired	(779)
Intangible assets acquired at predecessor’s cost	—

Net cash received	$6,471

On July 20, 2006, the Company issued 200,000 founders’ shares to the Company’s legal counsel for legal services. (See Note 5).

The accompanying notes are an integral part of these financial statements.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. The Company is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 "Accounting and Reporting for Development Stage Enterprises." GelTech is primarily engaged in business activities that includes finalizing the development of products in three distinct markets: (i) FireIce™, a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) RootGel™, a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) IceWear™, a line of garments that help cool the core body temperature for individuals who work in extreme conditions (e.g., firefighters, police officers, construction workers, race car drivers). Additionally, GelTech owns a United States patent for a method to modify weather.

The Company will continue to report as a development stage company until significant revenues are generated. The corporate office is located in Jupiter, Florida.

2.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: GelTech Innovations and Weather Tech Innovations. There has been no activity in either subsidiary. These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The information included in these unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s final Prospectus filed on December 27, 2007.

Impairment of long-lived assets

Equipment is reviewed for impairment in the fourth quarter and whenever events or circumstances indicate the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related assets or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. No impairments were recognized in the period ended December 31, 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist primarily of accounts receivable and accounts payable, approximate their fair values due to their short term nature.

Revenue Recognition

All revenue is recognized when products are shipped to customers.

Research and Development

Expenses for research and development are charged to expense when incurred.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be recognized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates.

Stock-Based Compensation

On July 19, 2006, the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under SFAS 123R for the period July 1, 2007 to December 31, 2007 was $39,170 which consisted of compensation related to employee stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2007, the total compensation cost for stock options not yet recognized was approximately $176,000. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

A summary of stock option transactions for all stock options for June 30, 2007 to December 31, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (years)

Balance, July 1, 2007	550,000.933		4.7

Granted		—
Exercised	—	—
Forfeited/expired	(30,000)	$1.000

Balance, December 31, 2007	520,000	$0.930	3.9

Vested at December 31, 2007	213,334	$.971	3.8
Exercisable at December 31, 2007	213,334	$.971	3.8

Determining Fair Value Under SFAS 123R

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The fair value of stock option grants for the period from July 1, 2007 to December 31, 2007 was estimated using the following weighted- average assumptions:

Risk free interest rate	5%
Expected term (in years)	5
Dividend yield	—
Volatility of common stock	50%
Estimated annual forfeitures	—
Weighted-average fair value	$ .45

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 - Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for tax positions. Interpretation No. 48 requires the use of 1 two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions including a roll-forward of tax benefits taken that do not qualify for financial statement recognition. The provisions of FIN 48 becomes effective for the Company on July 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009. We do not expect it to have a material effect on our financial statements.

3.

Notes Payable to Stockholder

During the fiscal year ended June 30, 2007, the Company received non-interest bearing loans from a consultant totaling $250,000. The Company has imputed interest at a rate of 9% per year. On June 29, 2007, the terms of the notes were renegotiated. The renegotiated terms call for repayment of the $100,000 on or before July 15, 2007 and the issuance of a $150,000 unsecured note due in one year with annual interest of 6%. On July 10, 2007, the Company repaid the $100,000 per the renegotiated terms. As of December 31, 2007, the balance due on this note was $140,000.

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

Stockholders’ Equity

During the quarter ended September 30, 2007, the Company repurchased in private transactions 2,566 common shares from two stockholders for a total of $19,000. The repurchased shares were subsequently cancelled.

A summary of outstanding warrants as of December 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (years)
Balance, July 1, 2007	699,058	$1.03	2.9

Granted	30,000	1.00	2.4
Exercised	—	—
Forfeited/cancelled/expired	—	—
Balance, December 31, 2007	729,058	$1.03	2.4

5.

Income Taxes

Due to the net losses incurred, there was no income tax provision for the period of July 1, 2007 to December 31, 2007. Deferred tax assets as of December 31, 2007, were as follows:

Net operating losses	$800,000

Less valuation allowance	(800,000)

Net deferred tax asset	$—

The Company had available at December 31, 2007, net operating loss carry forwards for federal and state tax purposes of approximately $2,224,000 that could be applied against taxable income in subsequent years through December 31, 2027. Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The net change in the valuation allowance for the period July 1, 2007 to December 31, 2007 was an increase of $317,000, resulting primarily from the net operating loss generated.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the period July 19, 2006 to December 31, 2007 was as follows:

Income tax loss at federal statutory rate	(34.00)%
State taxes, net of federal benefit	(3.63)
Valuation allowance	37.63
—%

6.

Related Party Transactions

During the period from inception through late January 2007, GelTech and Dyn-O-Mat each paid a portion of the other’s expenses. GelTech formerly shared a 7,140 square foot office/warehouse facility with Dyn-O-Mat until late January 2007 when Dyn-O-Mat moved to its own nearby facility. Effective February 1, 2007, GelTech and Dyn-O-Mat entered into an Administrative Services Agreement. Under this Agreement, Dyn-O-Mat agreed to pay GelTech $1,000 per month to cover the services including management and bookkeeping provided by GelTech’s employees. Effective July 1, 2007, this Administrative Services Agreement was terminated. During the time the

GELTECH SOLUTIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

entity was operating as a division of Dyn-O-Mat, all receipts and disbursements were received and/or paid by the Parent Company and recorded as a contribution to the division.

7.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2007, the Company has generated minimal revenue and incurred loss from operations of $2,228,746 since inception. These losses raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

8.

Subsequent Events

On January 30, 2008, we raised $2,000,000 through the sale of 3,030,303 shares of common stock to a single investor who has previously invested in us. As part of the transaction we also issued the investor warrants to purchase 303,303 shares of our common stock, exercisable for five years from the date of grant at an exercise price of $1.25 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis and Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We are a development stage company which in 2007 initiated marketing and sales of RootGel™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we intend to market and sell FireIce™, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. We also intend later in the year to complete development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to become a viable business.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by the GelTech Division of Dyn-O-Mat, Inc., a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce and IceWear while at Dyn-O-Mat and developed an earlier version of RootGel at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel on behalf of GelTech. Although we do not intend to begin marketing WeatherTech, our hurricane suppression product, in the foreseeable future. Mr. Cordani also developed that product while at Dyn-O-Mat.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006.

Sales

Our sales were nominal in these two periods. For the three months ended December 31, 2007, we had sales of $1,368 as compared to $162 for the three months ended December 31, 2006. All of the sales were from RootGel.

Cost of Goods Sold

Cost of goods sold was $1,322 for the three months ended December 31, 2007 as compared to $0 for the three months ended December 31, 2006. The increase is directly related to the increase in sales.

Sales, General and Administrative Expenses

Sales, general and administrative (“S,G&A”) expenses were $432,761 for the three months ended December 31, 2007 as compared to $300,454 for the three months ended December 31, 2006. The increase in 2007 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $67,000, the implementation of a insurance program for the benefit of our employees added $15,000 of expense, and the increased vesting of increased option added $14,000 of expenses. Additionally, the development and production of sales and marketing materials and attending multiple trade shows during the quarter increased expenses by $22,000 and sales related travel increased $19,000. Going forward, we are hiring a sales team and administrative team and expect future S,G&A expenses to support the sales of our products into the marketplace. We expect S,G&A expenses for the remainder of the year will be approximately $400,000, excluding commissions, for a full quarter.

Research and Development Expenses

Research and development (“R&D”) expenses were $54,132 for the three months ended December 31, 2007 as compared to $2,000 for the three months ended December 31, 2006. The increase in 2007 expenses of $52,000 is entirely related to the costs of obtaining certification of FireIce™ from a leading test laboratory.

Loss from Operations

Loss from operations was $486,847 for the three months ended December 31, 2007 as compared to $302,292 for the three months ended December 31, 2006. The increased loss from operations resulted from increases in staffing levels, additional product certification testing and higher level of marketing activities.

Interest Income

Interest income was $4,392 for the three months ended December 31, 2007 as compared to $660 for the three months ended December 31, 2006.

Interest Expense

Interest expense was $3,150 for the three months ended December 31, 2007 as compared to $297 for the three months ended December 31, 2006.

Net Loss

Net loss was $485,605 for the three months ended December 31, 2007 as compared to $301,929 for the three months ended December 31, 2006. The higher net loss resulted from increases in staffing levels, additional product certification testing and higher level of marketing activities.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2006.

Sales

Our sales were $15,358 for the six months ended December 31, 2007 as compared to $549 for the six months ended December 31, 2006. All sales came from RootGel™.

Cost of Goods Sold

Our cost of goods sold was $8,576 for the six months ended December 31, 2007 as compared to $96 for the six months ended December 31, 2006.

Sales, General and Administrative Expenses

Sales, general and administrative (“S,G&A”) expenses were $848,606 for the six months ended December 31, 2007 as compared to $935,852 for the six months ended December 31, 2006. The decrease in S,G&A expenses in 2007 from 2006 of approximately $87,000 is due to lower consulting fees incurred in 2007 of approximately $380,000, offset by increased staffing and other expenses of $203,000, increases of marketing expenses totaling $55,000 and an increase in sales related travel of $35,000.

The consulting fees discussed above relate to the following: on August 27, 2006, the Company issued 425,000 shares of the Company’s common stock and 250,000 warrants to purchase shares of the Company’s common stock to a consultant for professional services rendered. On June 29, 2007 these shares and warrants were cancelled and the related expense was reversed.

Research and Development Expenses

R&D expenses were $79,868 for the six months ended December 31, 2007 as compared to $2,000 for the six months ended December 31, 2006. The increase in 2007 expenses is primarily due to the costs of obtaining certification of FireIce™ from a leading test laboratory

Loss from Operations

Loss from operations was $921,692 for the six months ended December 31, 2007 as compared to $1,087,399 for the six months ended December 31, 2006. The decreased loss from operations resulted from the reduction in professional fees, offset by increases in staffing levels, additional product certification testing and higher level of marketing activities.

Interest Income

Interest income was $11,078 and $660 for the six months ended December 31, 2007 and December 31, 2006, respectively.

Interest Expense

Interest expense was $6,740 and $405 for the six months ended December 31, 2007 and December 31, 2006, respectively.

Net Loss

For the six month period ended December 31, 2007, our net loss was $917,354 as compared to $1,087,144 for the six months ended December 31, 2006. The decreased net loss resulted from the reduction in professional fees, offset by increases in staffing levels, additional product certification testing and higher level of marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the six month period ended December 31, 2007 were $998,621 in which our net loss of $917,354 was impacted with a $109,923 reduction of accounts payable and a $21,231 reduction of related party payables, which was offset by a stock-compensation expense of $39,170. For the six month period ended December 31, 2006, net cash used in operating activities was $356,458, comprised of the net loss for the period totaling $1,087,144 (including the predecessor and the Company), offset by an acquired in process research and development non-cash expense of $150,000, payment for services with stock totaling $426,000, stock compensation expense of $58,442, and an increase in payables and accruals of $101,000.

Cash flows used by investing activities for the six months ended December 31, 2007 were $14,411, all of which were related to the acquisition of equipment. For the same period ending December 31, 2006, net cash used in investing was $12,089, which also related to the acquisition of equipment.

Cash flows provided by financing activities for the six months ended December 31, 2007 were $871,000, resulting from the collection of a stock subscription receivable of $1,000,000, which was offset by the repayment of notes payable of $110,000 and the repurchase of 2,566 shares of common stock for $19,000. Cash flows provided by financing activities for the period July 1, 2006 to December 31, 2006 were $402,250, resulting from $118,000 of proceeds from a note and $302,250 collected from the sale of common stock, reduced by $18,000 from the repayment of a note payable.

As of the date of this Report, we have approximately $1,805,000 in available cash. Our cash balance came from a $2,000,000 private placement investment on January 30, 2008. See Part II, Item 2 for the details of this investment. We have made no plans to purchase any material capital assets. We expect our cash balance will provide us with enough working capital for the next 12 months. If we are unable to generate substantial cash flow from sales of our products, we may require additional financing in the future.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future S,G&A and our liquidity. Additionally, words such as seek, intend, believe, plan, estimate, expect, anticipate and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, our failure to generate the sales we anticipate and our expansion of the number of our employees beyond what is anticipated. See also the risk factors contained in our Prospectus dated December 27, 2007 filed with the Securities and Exchange Commission.

Item 3.

Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company was sued by Edgar Mitchell on February 4, 2008 in the Palm Beach County, Florida Circuit Court. The complaint alleges that the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $77,000 arising from director’s fees and a consulting fee. The Company’s litigation counsel has advised it that the suit is baseless since it is not a successor in interest to Dyn-O-Mat, which continues in the same business it has always engaged in, and because the plaintiff agreed in writing to accept 35,000 shares of Dyn-O-Mat in satisfaction of $35,000 of the liability. The stock was issued and delivered to the plaintiff in October 2005. The Company was sued by Scott MacLeod on February 4, 2008 in the Palm Beach County, Florida Circuit Court. The complaint alleges that the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $30,000 arising from director’s fees. The Company’s litigation counsel has advised it that the suit is baseless since it is not a successor in interest to Dyn-O-Mat, which continues in the same business it has always engaged in, and because the plaintiff agreed in writing to accept 12,500 shares of Dyn-O-Mat in satisfaction of $12,500 of the liability. The stock was issued and delivered to the plaintiff in October 2005.

Item 1a.

Risk Factors.

Not applicable for smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2008, we sold 3,030,303 shares and 303,303 warrants to one investor who has previously invested in us. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder, as well as Section 4(6) of the Act. The investor received demand and piggyback registration rights.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Not Applicable

Item 6.

Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Stock Option Agreement
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1)

Incorporated by reference from Form SB-2 filed on July 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELTECH SOLUTIONS, INC.

February 14, 2008	/s/ DAVID ROSENFELD
David Rosenfeld
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Stock Option Agreement
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1)

Incorporated by reference from Form SB-2 filed on July 20, 2007.