Form 10-Q
period 2008-03-31
GelTech Solutions, Inc.
filed 2008-05-15
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GelTech Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	0-52993	56-2600575
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of outstanding shares of the issuer’s common stock as of May 12, 2008 was 13,312,737.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

1

Condensed Consolidated Balance Sheet

1

Condensed Consolidated Statements of Operations - For the Three Months Ended March 31 2008
and March 31, 2007 (Unaudited)

2

Condensed Consolidated Statements of Operations - For the Nine Months Ended March 31, 2008
and March 31, 2007 and for the Period from July 19, 2006 (Inception) to March 31, 2008 (Unaudited)

3

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2008
and March 31, 2007 and for the Period from July 19, 2006 (Inception) to March 31, 2008 (Unaudited)

4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

12

Item 4.     Controls and Procedures.

13

Item 4T.  Controls and Procedures.

13

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

14

Item 1A.  Risk Factors.

14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.     Defaults Upon Senior Securities.

14

Item 4.     Submission of Matters to a Vote of Security Holders.

14

Item 5.     Other Information.

14

Item 6.     Exhibits.

14

SIGNATURES

15

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

GelTech Solutions, Inc.

(a development stage company)

Condensed Consolidated Balance Sheet

	As of March 31, 2008	As of June 30, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,525,225	$186,598
Accounts receivable, trade	1,324	12,873
Stock Subscription receivable	—	1,000,000
Related party receivable	2,000	3,265
Inventories	85,125	87,634
Prepaid expenses and other current assets	20,427	17,871

Total current assets	1,634,101	1,308,241

Equipment, net	28,825	12,738
Deposits	27,168	14,981

	$1,690,094	$1,335,960
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$34,537	$158,885
Accrued expenses	5,014	29,105
Related party payable	—	21,231
Note payable to stockholder	—	250,000
Insurance premium finance contract	13,908	—

Total current liabilities	53,459	459,221

Stockholder's equity (deficit)
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 13,415,988 and 10,285,000 shares issued and outstanding	13,416	10,285
Additional paid in capital	4,315,571	2,177,846
Accumulated deficit	(2,692,352)	(1,311,392)

Total stockholder's equity	1,636,635	876,739

Total liabilities and stockholders' equity	$1,690,094	$1,335,960

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations
For the three months ended March 31
(Unaudited)

	2008	2007

Sales	$2,589	$—

Cost of goods sold	2,026	—

Gross profit	563	—

Selling, general and administrative expenses	486,391	317,857
Research and development	11,715	2,874

Total expenses	498,106	320,731

Loss from operations	(497,543)	(320,731)

Other income (expense)
Gain (loss) on conversion	30,600	2,058
Interest income	5,691	—
Other income (expense)	(381)	—
Interest expense	(1,558)	(6,867)

Total other income (expense)	34,352	(4,809)

Net loss	$(463,191)	$(325,540)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding	12,528,430	7,998,889

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations
For the Nine Months Ended March 31, 2008 and 2007
and for the Period from July 19, 2006 (Inception) to March 31, 2008
(Unaudited)

	Company	Predecessor	Company	Company
	July 1, 2007 to March 31, 2008	July 1, 2006 to July 18, 2006	From Inception July 19, 2006 to March 31, 2007	From Inception July 19, 2006 to March 31, 2008

Sales	$15,026	$101	$448	$28,443

Cost of goods sold	8,096	25	71	14,179

Gross profit	6,930	76	377	14,264

Operating expenses:
Selling, general and administrative expenses	1,334,772	15,249	1,388,635	2,453,013
In-process research and development expense	225	—	—	150,225
Research and development	91,583	—	4,873	119,187

Total operating expenses	1,426,580	15,249	1,393,508	2,722,425

Loss from operations	(1,419,650)	(15,173)	(1,393,131)	(2,708,161)

Other income (expense)
Gain (loss) on conversion	30,600	—	—	30,600
Interest income	16,769	—	718	18,319
Other income (expense)	(381)	—	2,000	4,619
Interest expense	(8,298)	—	(7,098)	(37,729)

Total other income (expense)	38,690	—	(4,380)	15,809

Net loss	$(1,380,960)	$(15,173)	$(1,397,511)	$(2,692,352)

Net loss per common share - basic and diluted	$(0.13)		$(0.20)

Weighted average shares outstanding	11,027,371		7,113,386

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2008 and 2007
and for the Period from July 19, 2006 (Inception) to March 31, 2008
(Unaudited)

	Company	Predecessor	Company	Company
	July 1, 2007 to March 31, 2008	July 1, 2006 to July 18, 2006	From Inception July 19, 2006 to March 31, 2007	From Inception July 19, 2006 to March 31, 2008

Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities
Net loss	$(1,380,960)	$(15,173)	$(1,397,511)	$(2,692,352)
Adjustments to reconcile net loss to net cash to net cash used in operating activities
Depreciation	6,452	—	1,778	7,823
Imputed interest	8,298	—	—	20,775
Amortization of prepaid insurance	6,312	—	—	6,312
Warrants issued as settlement	5,068	—	—	5,068
In-process research and development expense	—	—	150,000	150,000
Common stock issued for services	7,700	—	426,000	32,700
Commons stock issued for interest	—	—	—	16,675
Warrants issued in connection with financing	—	—	—	75,500
Bad debt reserve	3,265	—	—	3,265
(Gain) loss on settlement	(30,600)	—	—	(30,600)
Stock compensation expense	79,378	—	67,130	117,357
Changes in assets and liabilities
Accounts receivable	8,284	—	(188)	(4,588)
Inventories	2,510	—	—	(4,990)
Prepaid expenses and other current assets	12,265	—	(12,840)	(59,675)
Deposits	(12,188)	—	(16,981)	(27,761)
Accounts payable	(124,348)	—	162,923	(27,388)
Related party payable	(21,231)	—	3,963	34,966
Accrued expenses	(24,091)	—	34,675	5,013
Change in due to Parent	—	15,173	—	—

Net cash used in operating activities	$(1,453,886)	$—	$(581,051)	$(2,371,900)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended March 31, 2008 and 2007
and for the Period from July 19, 2006 (Inception) to March 31, 2008
(Unaudited)

	Company	Predecessor	Company	Company
	July 1, 2007 to March 31, 2008	July 1, 2006 to July 18, 2006	From Inception July 19, 2006 to March 31, 2007	From Inception July 19, 2006 to March 31, 2008

Cash flows from Investing Activities
Purchase of equipment	(22,539)	—	(12,089)	(36,648)

Net cash used in investing activities	(22,539)	—	(12,089)	(36,648)

Cash flows from Financing Activities
Proceeds from notes payable	—	—	268,000	268,000
Payments on Insurance Finance Contract	(5,960)	—	—	(5,960)
Proceeds from sale of stock for affiliate stock	12	—	—	12
Repayment of notes payable	(160,000)	—	(18,000)	(178,000)
Repurchase of common stock	(19,000)	—	—	(19,000)
Proceeds from sale of common stock	3,000,000	—	344,118	3,868,721

Net cash provided by (used in) financing activities	2,815,052	—	594,118	3,933,773

Net increase (decrease) in cash and cash equivalents	1,338,627	—	978	1,525,225

Cash and cash equivalents - beginning	186,598	—	—	—

Cash and cash equivalents - ending	$1,525,225	$—	$978	$1,525,225

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$—	$—
Cash paid for income taxes	$—	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

Debt repaid through issuance of common stock	$90,000	$—	$—	$90,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc.

(a development stage company)

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: GelTech Innovations and Weather Tech Innovations. There has been no activity in either subsidiary. These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The information included in these unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes for the year ended June 30, 2007 included in the Company’s Prospectus dated December 27, 2007.

Inventories

Inventories as of March 31, 2008 consisted of raw materials and finished goods in the amounts of $5,537 and $79,588, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates.

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under SFAS 123R for the period July 1, 2007 to March 31, 2008 was $79,378 which consisted of compensation related to employee stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2008, the total compensation cost for stock options not yet recognized was approximately $399,118. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

In March 2008, the Company granted options to purchase 640,000 shares of the Company’s common stock to executive management and a director of the Company. The options have an exercise price of $0.667 per share, vest over three years and have a ten year term. In addition, one senior management official was granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.00 per share, vesting over three years with a ten year term. The Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to provide for 10 year option grants to non-employee directors.

A summary of stock option transactions for all stock options for June 30, 2007 to March 31, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (years)
Balance, July 1, 2007	520,000	$0.933	4.7

Granted	815,000	$0.74	10.0
Exercised	—	—	—
Forfeited/expired	(30,000)	$1.000	4.5
Balance, March 31, 2008	1,335,000	$0.81	7.6

Vested at March 31, 2008	213,334	$0.971	3.5
Exercisable at March 31, 2008	213,334	$0.971	3.5

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

The fair value of stock option grants for the period from July 1, 2007 to March 31, 2008 was estimated using the following weighted- average assumptions:

Risk free interest rate	3.34 - 5%
Expected term (in years)	5 - 10
Dividend yield	—
Volatility of common stock	50%
Estimated annual forfeitures	—
Weighted-average fair value	$0.33

2. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2008, the Company has generated minimal revenue and incurred loss from operations of $2,692,352 since inception and has used cash from operations of $2,371,900. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Notes Payable to Stockholder

During the fiscal year ended June 30, 2007, the Company received non-interest bearing loans from a consultant totaling $250,000. The Company has imputed interest at a rate of 9% per year. On June 29, 2007, the terms of the notes were renegotiated. The renegotiated terms call for repayment of the $100,000 on or before July 15, 2007 and the issuance of a $150,000 unsecured note due in one year with annual interest of 6%. On July 10, 2007, the Company repaid the $100,000 per the renegotiated terms and paid $10,000 on September 18, 2007. On February 13, 2008 the full amount of the debt, $140,000, was paid by the Company by paying $50,000 and issuing 90,000 shares of the Company’s common stock. The Company recognized a gain on settlement of $30,600 on the issuance of shares.

4. Stockholders’ Equity

Common Stock repurchase and Cancellation

During the quarter ended September 30, 2007, the Company repurchased in private transactions 2,566 common shares from two stockholders for a total of $19,000. The repurchased shares were subsequently cancelled.

Common Stock for Cash

In February 2008, the Company received $2,000,000 from an individual investor in exchange for 3,030,303 shares of the Company’s common stock and 303,303 three year warrants to purchase shares of the Company’s common stock at an exercise price of $1.25. In addition, the Company entered into a Registration Rights Agreement with the investor which grants the investor certain rights with respect to the registration of the shares acquired and the shares underlying the warrants granted.

Common Stock Issued to Settle Note Payable

On February 13, 2008, the Company issued 90,000 shares of common stock in settlement of notes payable in the amount of $90,000. The shares were valued at contemporaneous sale price of $0.66 or $59,400 resulting in a gain on settlement of $30,600. (See Note 3)

Common Stock Issued to Stockholder of and Affiliate

In March 2008, the Company issued 11,685 shares of common stock to stockholders of Dyn-O-Mat, Inc. and recorded a cash payment of $12. As there was no obligation on the part of the Company to issue the shares, the Company recorded the difference between the fair value of $7,712 and the cash paid as an expense.

Common Stock Warrants

A summary of outstanding warrants as of March 31, 2008 and changes during the three months ended March 31, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (years)
Balance, July 1, 2007	699,058	$1.03	2.9

Granted	303,303	1.25	2.8
Exercised	—	—	—
Forfeited/cancelled/expired	—	—	—
Balance, March 31, 2008	1,032,361	$1.10	2.4

5. Related Party Transactions

During the period from inception through late January 2007, GelTech and Dyn-O-Mat each paid a portion of the other’s expenses. GelTech formerly shared a 7,140 square foot office/warehouse facility with Dyn-O-Mat until late January 2007 when Dyn-O-Mat moved to its own nearby facility. Effective February 1, 2007, GelTech and Dyn-O-Mat entered into an Administrative Services Agreement. Under this Agreement, Dyn-O-Mat agreed to pay GelTech $1,000 per month to cover the services including management and bookkeeping provided by GelTech’s employees. Effective July 1, 2007, this Administrative Services Agreement was terminated. During the time the entity was operating as a division of Dyn-O-Mat, all receipts and disbursements were received and/or paid by the Parent Company and recorded as a contribution to the division.

In February 2008, the Board of Directors approved a Referral Agreement with one of its non-employee directors, whereby the director would receive a referral fee of 2% for business referred to the Company by the director.

In March 2008, the Board of Directors approved amendments to the employment agreements for senior management of the Company. The amendments increased the annual compensation for three senior managers from $90,000 to $125,000 and eliminated each person’s car allowance.

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

Overview

We are a development stage company which in 2007 initiated marketing and sales of RootGel™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we intend to market and sell FireIce™, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. We also intend in the future to complete development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to become a viable business.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by the GelTech Division of Dyn-O-Mat, Inc., a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce and IceWear while at Dyn-O-Mat and developed an earlier version of RootGel at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel™ on behalf of GelTech. Additionally, Mr. Cordani developed WeatherTech, our hurricane suppression product, while at Dyn-O-Mat. We do not intend to begin marketing WeatherTech in the foreseeable future.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

Sales

Our sales were nominal in these two periods. For the three months ended March 31, 2008, we had sales of $2,589 as compared to no sales for the three months ended March 31, 2007. All of the sales were from RootGel™.

Cost of Goods Sold

Cost of goods sold was $2,026 for the three months ended March 31, 2008 as compared to $0 for the three months ended March 31, 2007. The increase is directly related to the increase in sales.

Sales, General and Administrative Expenses

Sales, general and administrative (“S,G&A”) expenses were $486,391 for the three months ended March 31 2008 as compared to $317,857 for the three months ended March 31, 2007. The increase in 2008 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $80,000, the implementation of an insurance program for the benefit of our employees added $11,000 of expense, and the vesting of increased employee stock options added $31,000 of expenses. Additionally, the development and production of sales and marketing materials during the quarter increased expenses by $47,000 along with an increase in travel expenses of $16,000. These increases were partially offset by decrease in legal professional fees of $74,000. Going forward, we will be adding additional members to our sales and administrative team and expect future S,G&A expenses to support the sales of our products into the marketplace. We expect S,G&A expenses for the remainder of the year will increase slightly and be approximately $525,000, excluding commissions, for a full quarter.

Research and Development Expenses

Research and development (“R&D”) expenses were $11,715 for the three months ended March 31, 2008 as compared to $2,874 for the three months ended March 31, 2007. The increase in 2008 expenses of $9,000 is attributable to expenses for independent testing of RootGel™.

Loss from Operations

Loss from operations was $497,543 for the three months ended March 31, 2008 as compared to $320,731 for the three months ended March 31, 2007. The increased loss from operations resulted from increases in staffing levels and the higher level of marketing activities.

Interest Income

Interest income was $5,691 for the three months ended March 31, 2008 as compared to $ -0- for the three months ended March 31, 2007 and resulted from our investment of surplus funds.

Interest Expense

Interest expense was $1,558 for the three months ended March 31, 2008 as compared to $6,867 for the three months ended March 31, 2007. The decline resulted from our repayment of debt in February 2008.

Net Loss

Net loss was $463,191 for the three months ended March 31, 2008 as compared to $325,540 for the three months ended March 31, 2007. The higher net loss resulted from increases in staffing levels, additional product certification testing and higher level of marketing activities. Net loss per common share was $0.04 for the three months ended March 31, 2008 and 2007. The weighted average number of share outstanding as of March 31, 2008 and 2007 were 12,528,430 and 7,998,889, respectively.

FOR THE NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2007.

Sales

Our sales were $15,026 for the nine months ended March 31, 2008 as compared to $549 for the nine months ended March 31, 2007.  All sales came from RootGel™.

Cost of Goods Sold

Our cost of goods sold was $8,096 for the nine months ended March 31, 2008 as compared to $96 for the nine months ended March 31, 2007.

Sales, General and Administrative Expenses

Sales, general and administrative (“S,G&A”) expenses were $1,334,772 for the nine months ended March 31, 2008 as compared to $1,408,757 for the nine months ended March 31, 2007. The decrease in S,G&A expenses in fiscal 2008 from fiscal 2007 of approximately $101,000 is due to the discontinuance of the Company paying a management fee to Dyn-O-Mat which reduced expenses by $68,000 during the nine months ended March 31, 2008, a $404,000 reduction in legal, professional and consulting fees, offset by increased staffing and other expenses of $300,000, increases of marketing expenses totaling $102,000 and an increase in sales related travel of $51,000.

The consulting fees discussed above relate to the following: on August 27, 2006, the Company issued 425,000 shares of the Company’s common stock and 250,000 warrants to purchase shares of the Company’s common stock to a consultant for professional services rendered. On June 29, 2007 these shares and warrants were cancelled and the related expense was reversed.

Research and Development Expenses

R&D expenses were $91,583 for the nine months ended March 31, 2008 as compared to $4,873 for the nine months ended March 31, 2007. The increase in fiscal 2008 expenses is primarily due to the costs of obtaining certification of FireIce™ from a leading test laboratory and independent testing performed on RootGel™.

Loss from Operations

Loss from operations was $1,419,650 for the nine months ended March 31, 2008 as compared to $1,408,304 for the nine months ended March 31, 2007. The decrease in the loss from operations resulted from the reduction in operating expenses described above.

Interest Income

Interest income was $16,769 and $718, respectively, for the nine months ended March 31, 2008 and 2007.

Interest Expense

Interest expense was $8,298 and $7,098 for the nine months ended March 31, 2008 and 2007, respectively.

Net Loss

For the nine month period ended March 31, 2008, our net loss was $1,380,960, or $0.13 per common share, as compared to a net loss of $1,412,684, or $0.20 per common share, for the nine months ended March 31, 2007. The decreased net loss resulted from the reduction in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the nine month period ended March 31, 2008 were $1,453,886 in which our net loss of $1,380,960 was impacted with a $124,348 reduction of accounts payable and a $21,231 reduction of related party payables, which was offset a stock-compensation expense of $79,378. For the nine month period ended March 31, 2007, net cash used in operating activities was $581,051, comprised of the net loss for the period totaling $1,412,684 (including the predecessor and the Company), offset by an acquired in process research and development non-cash expense of $150,000, payment for services with stock totaling $426,000, stock compensation expense of $67,130, and an increase in payables and accruals of $162,923.

Cash flows used by investing activities for the nine months ended March 31, 2008 were $22,539, all of which were related to the acquisition of equipment. For the same period ending March 31, 2007, net cash used in investing was $12,089, which also related to the acquisition of equipment.

Cash flows provided by financing activities for the nine months ended March 31, 2008 were $2,815,052, resulting from the collection of a stock subscription receivable of $1,000,000, the sale of 3,030,030 shares of common stock and 303,303 three year warrants, with an exercise price or $1.25 per share, for $2,000,000, which was offset by the repayment of notes payable of $160,000 and the repurchase of 2,566 shares of common stock for $19,000. Cash flows provided by financing activities for the period July 1, 2006 to March 31, 2007 were $594,118, resulting from $268,000 of proceeds from a note and $344,118 collected from the sale of common stock, reduced by $18,000 from the repayment of a note payable.

As of the date of this Report, we have approximately $1,300,000 in available cash. Our cash balance came from a $2,000,000 private placement investment on January 30, 2008. See Part II, Item 2 for the details of this investment. We have made no plans to purchase any material capital assets. We expect our cash balance will provide us with enough working capital for the next 12 months. If we are unable to generate substantial cash flow from sales of our products, we may require additional financing in the future.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future S,G&A and our liquidity. Additionally, words such as “seek”, “intend”, “believe”, “plan”, “estimate”, “expect”, “anticipate” and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, our failure to generate the sales we anticipate. See also the risk factors contained in our Prospectus dated December 27, 2007.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable for smaller reporting companies

Item 4.

Controls and Procedures.

Not applicable for smaller reporting companies

Item 4T.

Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable

Item 1a.

Risk Factors.

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2008, we sold 11,685 shares of common stock to two investors. The investors paid par value for their shares because they were not allowed to participate in the Dyn-O-Mat exchange offer. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Not applicable

Item 6.

Exhibits.

EXHIBIT

NUMBER

DESCRIPTION

3.1

Certificate of Incorporation (1)

3.2

Amended and Restated Bylaws (1)

10.1

Michael Matte Stock Option Agreement

10.2

Form of Letter Agreement Amending Executive Employment Agreements

10.3

Michael Donn Referral Agreement

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

GELTECH SOLUTIONS, INC.

May 15, 2008	/s/	MICHAEL R. HULL
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT

NUMBER

DESCRIPTION

3.1

Certificate of Incorporation (1)

3.2

Amended and Restated Bylaws (1)

10.1

Michael Matte Stock Option Agreement

10.2

Form of Letter Agreement Amending Executive Employment Agreements

10.3

Michael Donn Referral Agreement

31.1

Certification of Chief Executive Officer (Section 302)

31.2

Certification of Chief Financial Officer (Section 302)

32.1

Certification of Chief Executive Officer (Section 906)

32.2

Certification of Chief Financial Officer (Section 906)

———————

(1) Incorporated by reference from Form SB-2 filed on July 20, 2007.