Form 10-K
period 2008-06-30
GelTech Solutions, Inc.
filed 2008-09-29
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GelTech Solutions, Inc.

 (Exact name of registrant as specified in its charter)

———————

Delaware	0-52993	56-2600575
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1460 Park Lane South, Suite 1, Jupiter, Florida 33458

 (Address of Principal Executive Office) (Zip Code)

(561) 427-6144

 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock		Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $2,905,650

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,470,950 shares were outstanding as of September 24, 2008

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.

Business

Introduction

GelTech Solutions, Inc. (“GelTech” or the “Company”) was organized on July 19, 2006 as a Florida corporation and was reincorporated on November 15, 2006 as a Delaware corporation. On July 20, 2006, GelTech issued Dyn-O-Mat, a related party affiliate, 7,250,000 shares of its common stock in exchange for all of Dyn-O-Mat’s intellectual property except the unrelated “black mat business” and selected other assets and selected liabilities. GelTech was formed to act as a holding company for the intellectual property developed by Mr. Peter Cordani, our Chief Technology Officer and a director.

Our current business model is focused on the following polymer-based products:

•

FireIce® – a fire suppression product,

•

RootGel ™– a line of agricultural moisture retention products,

•

IceWear™ – a garment line to assist in cooling body temperature, and

•

WeatherTech Innovations® – our hurricane suppression project.

FireIce®

Industry Overview

Fire suppression is approximately a $2 billion a year industry according to a 2003 National Aeronautics and Space Administration press release. According to an article published by the Building and Fire Research Laboratory of the National Institute of Standards and Technology, as early as 1994 the lack of availability of halon fire suppressants sparked worldwide efforts in developing alternative firefighting agents and delivery systems.

The business has two marketing thrusts:

•

suppression of structural and other fires within cities and towns, and

•

suppression of wildland fires such as forest fires managed by federal and state governments.

According to the National Fire Protection Association in 2007 there were 1,642,500 fires in the United States that caused approximately $14.6 billion in damages. In 2007 there were 28,004 structural fires in New York City alone. The New York City Fire Department or FDNY, the largest fire department in the world, had a 2007 budget of $1.4 billion. Of this amount $322.2 million, a 79% increase from 2006, is earmarked for the procurement of additional mandated front line firefighting apparatus and ambulance fleet maintenance. In 2007, federal agencies spent approximately $1.86 billion on the suppression of wildland fires. In addition, Homeland Security through their Assistance to Firefighters Grant has distributed funds to allow firefighting departments to purchase critical firefighting gear equipment and other fire suppression necessities. According to the Department of Homeland Security’s website, Homeland Security will award approximately $492.3 million under the Assistance to Firefighters Grant in Fiscal Year 2007.

The Product

FireIce® is the registered trade name of our fire suppression product. FireIce® is a dry powder that when added to water in very low concentrations (0.1 to 1.2 percent by weight), rapidly absorbs water to produce a gel whose consistency depends on the selected concentration. The dry powder is self dispersing in many applications, or can be easily mixed with water. Within seconds of being mixed with water, FireIce® is ready to use and turns into a fire preventing, heat absorbing and fire suppressing gel.

When mixed with FireIce®, water is held by a three-dimensional network of cross-linked polymers. When applied to the fire, the water evaporates and the gel collapses sapping the fire of not only heat but oxygen as well. In many applications the gel forms a cohesive layer which acts as a vapor barrier and prolongs the effectiveness of the water. Due to the gel layer created by FireIce® on burning and adjacent objects, FireIce® also has the ability to suffocate a fire.

FireIce® has the following properties. We believe it:

•

is non-toxic,

•

is biodegradable,

•

is environmentally safe,

•

is non-corrosive to metals,

•

mixes easily with water,

•

will not clog or stick in spraying devices,

•

reduces the threat of a fire rekindling,

•

extinguishes fires more rapidly than traditional methods, and

•

saves customers cost on freight when compared to competitors.

Uses

There are many existing and potential uses for FireIce®. We believe it can be an extremely valuable tool for firefighters because:

When mixed with water, it can be dispersed and applied by all types of application equipment used in direct fire suppression, such as pressurized water extinguishers, pumper trucks, backpack sprayers, or even hand held spray bottles.

•

Firefighters can apply FireIce® directly to buildings and other structures exposed to an advancing fire.

•

FireIce® can also be rapidly sprayed on foliage to prevent the spread of fires.

•

FireIce® absorbs many times its own weight in water and forms a gel producing increased droplet sizes that reduce drift and evaporation when dropped aerially.

In 2007, devastating Southern California wildfires were responsible for the deaths of 14 people, demolishing more than 2,000 homes and scorching more than 800 square miles between Los Angeles County and the Mexican border. According to a FoxNews.com article, the Florida and Georgia fires in 2007 burned hundreds of square miles of land and forced the evacuation of hundreds of homes. Additionally, the epidemic of fires recently damaged or destroyed thousands of homes in Idaho, South Dakota and Colorado. Fires are not only a major problem in the United States.  In August 2007, fires ravaged approximately one-half of Greece killing at least 63 persons according to one report. The wildfires have continued to devastate California in 2008.  Through mid-September, there have been over 67,000 wildfires burning over 4.7 million acres in California alone. FireIce® can play a major role in putting out and containing wildland fires, including forest fires, by being sprayed from airplanes directly over such fires, including in areas too dangerous for ground-based firefighters to enter. FireIce® can also be sprayed from tanker trucks on the edges of these fires.

FireIce® also has a number of potential retail and consumer uses:

•

It can be pumped out of fire extinguishers.

•

It can be used in a spray bottle by professionals, such as welders, who work with blowtorches.

•

Though it has not yet been tested in this manner, we believe it could be sprayed from building sprinkler systems. We have companies that are interested in testing our product for this application.

Sales and Marketing

After we received independent third party laboratory certification (UL-711 2-A; UL-711 40-A, and a Custom Rubber and Tire Fire Listing), we began marketing FireIce® initially to local fire departments and local government officials.

We market and sell FireIce® through attendance at fire industry national trade shows and through our team of seven people who call on potential customers and respond to inquiries.

Because of the wildfires which threaten the West Coast of the United States each year, we are concentrating our marketing efforts there.  Beginning in the early part of 2008, our senior management and other sales personnel have regularly visited the West Coast laying the ground work and creating relationships for a distribution network. We have entered into an exclusive agreement with Pacific Fire Guard to partner and handle the sales and distribution of FireIce in California and the West Coast.   Our agreement in place gives us a California-based distributor to warehouse FireIce® and handle all logistics required to handle potential demand from West Coast firefighting organizations. We also currently have two lines of credit in place to handle both production of orders and operational expansions that may be needed.

Although with our UL-711 certifications, we can sell directly to fire departments around the United States, sales to Wildfire and Forestry Departments require that we appear on the United States Department of Forestry (the “Department”) Qualified Products List (“QPL”) and that we obtain Department approval within U.S. Department of Agriculture Forest Service Specification 5100-306a. We have applied to the Department, but because the approval can be lengthy, we cannot be certain when FireIce® will be approved.

We also intend to market FireIce® to the federal government.  In this capacity, we have had recent meetings with a major defense contractor who is interested in incorporating FireIce® into products they sell to the United States military.  Because of the lengthy product development and sales process, we are uncertain as to whether we will receive orders or, if we do, when we will receive them.

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The polymers are manufactured for us by two third parties. However, there are also several other companies that are able to manufacture the polymer. The polymer becomes a gel when mixed in water. In addition, we expect to have exclusive agreements in place in the near future with our gel suppliers for its exclusive supply of product for fire suppressant purposes.

Competition

The fire suppression market is highly competitive. However, we believe that once we enter the market we will be able to compete effectively because:

•

FireIce® should provide superior benefits over other fire suppressants.

•

The price per gallon of FireIce® is significantly less than for our competitors’ products.

•

Since much less FireIce® is needed per gallon of water than our competitors’ products and our product is shipped as a powder not a liquid, we anticipate the cost of shipping FireIce® to customers is also significantly lower.

•

Once a fire has been extinguished, any dispensing system used to disperse FireIce® can be simply cleaned with water.

•

FireIce® is different from foam. Foam consists of air bubbles in water and a small amount of surfactant. When the bubbles burst, the foam collapses. When mixed with FireIce®, water is held by a three-dimensional network of cross-linked polymers. When FireIce® is applied to the fire, the water evaporates and the liquid collapses, sapping the fire of not only heat but oxygen as well. It takes longer for water to evaporate from our polymer than for air bubbles to burst. We believe this is how FireIce® provides a more efficient protection that lasts longer than foam.

Thermo-Gel®, a product of Thermo Technologies, LLC, provides the fire fighting industry with a product that can be used for suppression, structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It does require special expensive equipment to use. Thermo-Gel® is used in fighting active fires, wildland fires, prescribed burns, urban interface fires, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments.  This product has been approved by the US Forest Service. While Thermo-Gel® has market share, FireIce® is much less expensive, easier to clean up and does not require added equipment. ICL Performance Products LP produces Phos-Chek AquaGel-K and has the largest market share on the West Coast. We believe FireIce® can compete because it is less expensive, and we believe it is more effective to use.  Ansul, Inc. produces Wildfire AFG, which is a large participant in the fire suppressant market and has access to substantial capital.  FireIce® is less expensive and easier to use and clean up.  Additionally, unlike Ansul, FireIce® does not need added equipment to use.

Barricade International, Inc. is a small, three-person company that is also marketing a liquid fire suppression gel. However, their product is an emulsion gel, which comes in a liquid form and is made from totally different materials than FireIce®. It has gained some publicity because the current owner of the company is a firefighter. We do not believe it is any real competitive threat to our FireIce® because:

•

Its gel is significantly more expensive than ours.

•

Even though the gel is designed to protect homes and structures, it is not designed to directly protect firefighters and other first responders as FireIce® is capable of doing.

•

Unlike FireIce®, Barricade’s gel only works with the device it manufactures and that must be purchased from it.

•

Barricade’s mixture has to be shaken every 30 to 60 days or it hardens and becomes unusable.

•

Unlike FireIce®, its product is not allowed to be put into any type of firefighter equipment or pumper trucks. It hardens in a short time period, which is not conducive to the intricate pieces of firefighting equipment. Barricade claims that in a worst case scenario objects coated with their gel may have to be pressure cleaned.

•

Barricade’s gel is an emulsion gel, which means it is already a liquid. It must be sprayed ahead of time and allowed to cure and turn into a hardened substance with a Styrofoam type of feel.

Seasonality

There is no real seasonality to structural fires. These occur throughout the year. In wildland fires, FireIce® use will be more likely during the warmer, drier summer months when forest and other wildland fires are more prevalent.

RootGel™

Industry Overview

Irrigation in all forms costs billions of dollars a year. According to the USDA Farm and Ranch Irrigation Survey, in 2003 farmers spent $2.6 billion on farm irrigation alone. According to a 2005 article on the World Bank’s website, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection. After decades of successfully expanding irrigation and improving productivity, farmers and managers face an emerging crisis in the form of poorly performing irrigation schemes, slow modernization, declining investment, constrained water availability, and environmental degradation. An article in the November 2001 edition of Golf Course News stated that the golf course irrigation industry by itself has expended millions into research and development of new products and services designed to improve efficiency, conservation and ease of operations.

Drought conditions currently exist in many parts of the United States including the West, Southwest and Southeast. These drought conditions are causing crop shortages as farmers have insufficient water for their crops which is reducing their yield. Additionally, the drought is causing an increase in forest fires in some areas.

The Product

RootGel™ is made from the family of inorganic co-polymers. Versions of this product have been used in the agricultural industry for many years. RootGel™ can absorb hundreds of times its weight in water. Water is rapidly drawn into a polymer network where it is stored. As the soil dries out, the polymer releases up to 95% of the water it has absorbed back into the soil. Therefore, the water becomes available when the plants need it most. RootGel™ is available in different particle sizes — the finer the size of the particle, the greater its absorption capacity and speed.

We are marketing two distinct versions of RootGel™, a sprayable version and a granular one. The sprayable version is a fine particle blend that is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. The granular product has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. The granular version is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the golf course maintenance industry and the sod farm market. Because of drought conditions in Florida and elsewhere in the Southeast, we have received interest in both versions of the product.

RootGel™ degrades naturally in the soil. Sunlight and salinity exposure makes it break down faster. The RootGel™ sprayable version is our flagship product and is used as a top dressing and sprayed onto already established turf and grasses. Our formulation provides a specifically formulated particle size which, with irrigation, gets down to the roots to supply turf and grasses with water and nutrients. Since the sprayable particle size is very small and not as protected from the ultraviolet light given off by the sun as the granular form, it will be broken down much more rapidly than the granular form. The granular form of RootGel™ is tilled directly into the soil and it will last for three to five years without having to be reapplied. The market for the granular product will be newly-designed golf courses as well as courses doing replanting as part of their continual golf course maintenance. Although, granular form re-orders for large scale use may be limited due to its long duration in soil, we expect it to be used in both industrial and retail markets for the planting of landscaping which always has constant turnover due to landscaping re-design, re-planting and young tree mortality rates. Additionally, we have initiated marketing both versions of RootGel™ to the agricultural market.

Uses

RootGel™ has multiple potential uses:

•

RootGel™ products are specially designed for use as a soil conditioner for water and nutrient retention in golf course maintenance, landscaping, forestry, horticulture and various other types of agricultural applications. Each product’s goal is to increase the water holding capacity of soils and potting mixes, thereby reducing the frequency of irrigation, as well as the leaching of valuable nutrients.

•

RootGel™ can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for golf courses and grass in parks and gardens.

•

It can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, RootGel™ delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin. In one test, the use of RootGel™ in rain fed sugar cane increased the yield by approximately 25%.

•

By absorbing fertilizer, RootGel™ reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.

•

RootGel™ can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.

•

RootGel™ can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.

•

If RootGel™ is mixed into the soil, cuttings and transplants take root better and watering frequencies are reduced by as much as 30% to 50%.

•

Another potential use of RootGel™ is for floral decoration. RootGel™ is placed in a container with colored water. RootGel™ absorbs this colored water and becomes colored. The resulting colored gel can be placed in glass containers in which cut flowers may be placed.

Sales and Marketing

Our initial marketing of RootGel™ has been aimed at the golf course market primarily in the Southeast as the recent drought created water restrictions imposed by local governments. Based upon widespread publicity, we believe that the recent drought in other parts of the United States, including the West, Southwest and Southeast, has created an opportunity to demonstrate to governments that RootGel™ can provide a solution to crop shortages. Accordingly, we have initiated marketing RootGel™ to government entities such as the V.A. Administration and ABMA (American Battle Monuments Association).

GelTech is currently working to rollout a distribution network of over 50 distributors covering 26 states, including California, New York, Texas and Florida. The industries that have gravitated to the RootGel™ line and concept have been diverse, including sod farms, tree and crop growers, lawn and landscape professionals.

We are also engaged in discussions with a few international distributors within the irrigation industry about acting as a distributor for RootGel™ to various markets. We cannot assure you we will be successful in recruiting distributors or that they will sell substantial quantities of RootGel™ at prices that are profitable.

Raw Materials and Suppliers

Currently, our RootGel™ polymer is manufactured for us by a third party. There are several other companies that are also capable of manufacturing the polymer.

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to RootGel™. Some of these companies are:

•

Horticultural Alliance, Inc.

•

Turbo Technologies, Inc.

•

American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. is listed on the Over-the-Counter Bulletin Board. However, from American Soil’s filings with the Securities and Exchange Commission (“SEC”), it is clear that it has experienced significant losses, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete. It supplies polymer soil additions and other related products. According to its last filing with the SEC, it is now in litigation with its former polymer supplier as the result of alleged defective supplies. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has six patents on a machine designed to install its liquid products in mature turf as well as some standing crops.

Since we do not currently have a patent on RootGel™ itself or on any of its uses, it is possible that a competitor could reverse engineer RootGel™ and market it under its own brand name. We have filed a patent application for the sprayable version of RootGel™.

Due to the amount of polymer that we expect to use in the production of RootGel™ and our other applications such as FireIce®, we believe our pricing for RootGel™ will be superior to that of any similar products that may be offered by our competitors.

Seasonality

We expect RootGel™ will experience seasonality in sales during the fall and winter quarters, except in the Southern part of the United States. However, we do not expect as much seasonality in more southern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a higher demand for RootGel™ will exist during the drought conditions affecting the United States including the West, Southwest and Southeast.

IceWear™

Industry Overview

When the temperatures soar, the goal is to stay cool. This issue is vital to hundreds of thousands of American workers who are subject to working in high temperature conditions. A considerable amount of research has been conducted on garments for protecting individuals under hot conditions. Cooling garments were first introduced in the late 1950s to protect wearers from hostile hot environments, primarily for military and space exploration purposes. Some of the earliest work was reported in the late 1950s involving pilots who endured high temperatures due to sunlit aircraft cockpits. Further interest in cooling garments has existed because it is not always economically or practically feasible to change the surrounding environment to cause a reduction in temperature. For example, situations where cooling the environment itself is not feasible include steel mills, foundries, mines, construction jobsites and the interior of military vehicles. Cooling garments (sometimes called “microclimate air-conditioning”) permit the wearer to operate in such environments that would otherwise be debilitating. These garments operate with air, cooled water, evaporation or through a process called “phase change.” Today, cooling vests are used in a wide variety of civilian applications. Some current uses of cooling vests include the following:

•

Firefighters, EMTs and first responders,

•

HAZMAT and SWAT teams,

•

The United States military,

•

Construction workers, field workers and employees of utilities companies, and

•

Motorcycle riders.

The Product

IceWear™ is designed to be used as a cooling vest under a firefighter’s outer protective clothing commonly known as “bunker gear,” a hazmat suit or any type of protective jacket. IceWear™ lowers the core body temperature by 2-3°F, thus preventing some heat strokes and heart attacks. The cooling bags do not require electricity, batteries or refrigeration and once activated the IceWear™ vest will drop in temperature to approximately 27°F, and will slowly increase to 40°F over a one-hour period. The vest is adjustable, reusable and washable and may be disposed of in a regular trash bin. Each vest weighs approximately three pounds and contains pockets for two bags. The bags themselves contain a mixture of polymer and urea. To activate the cooling bag, the user must squeeze the bag until a popping sound is heard. The bags must then be kneaded thoroughly to insure full mixture of the product and to produce maximum cooling. Each bag is then inserted into a pocket located under each arm section of the vest and the vest is ready to use. Additionally, each cooling bag can be used separately and applied to the forehead, neck or sports related injury. Like the vests, the bags can also be disposed of in the regular trash.

Uses

In 2006, we tested IceWear™ with race car drivers and television cameramen. It has also been tested by several Florida Power and Light field employees and a number of South Florida EMTs under high temperature conditions. IceWear™ has multiple potential uses including:

•

fire departments to protect their firefighters,

•

laborers who work in hot conditions such as pavers and roofers,

•

military personnel,

•

in the medical field any time it is necessary to keep a patient cool,

•

athletes,

•

racers, including automobile, motorcycle and motorboat, and

•

anyone else who spends time in significantly elevated temperatures.

Sales and Marketing

Currently, we are four to six months away from completing our prototype of IceWear™ for the fire and rescue industry. We have not had any sales of IceWear™, although in 2006 an early version has been shown on ESPN2 being worn by race car drivers and a television cameraman. We are currently demonstrating FireIce® to a company that sells to the United States military and are hopeful that we may retain this company to market IceWear™ to the military. A leading distributor of fire equipment has also indicated an interest in marketing IceWear™ to their accounts which include utility companies, fire departments, EMTs, and first responders. Because of our small size, we have remained focused on our two commercialized products FireIce® and RootGel™ and have not devoted any attention to IceWear™ in the last two years.

Raw Materials and Suppliers

The polymers are manufactured for us by two third parties. There are a number of other manufacturers which are available.

Currently, a third party manufactures the cooling bags for us. They have the capacity to manufacture up to 45,000 bags per day. If we lost that company as a supplier, we believe there are many other companies that could fulfill the same role.

Competition

There are four general types of cooling vests: evaporative, cold packs, phase change and active cooling.

There are numerous companies that sell the various types of cooling vests. For instance, a company called Glacier Tek, Inc. markets a type of phase change cooling vest. Similarly, a company called Arctic Heat USA also sells a phase change vest. A company called Polar Products, Inc. markets all four types of vests. Another company called Polar-Products seems to specialize in selling evaporative cooling vests. All of these companies appear to be private so it is difficult to determine what sort of financial, marketing and sales resources they have. However, it does appear that some of these companies have been in existence for a number of years and in that time have likely had greater marketing exposure than us. For instance, some of the Arctic Heat vests were used by members of the 2004 United States Olympic team. Despite this, we believe that because the IceWear™ bags do not require any prior preparation unlike the vests our competitors sell, there will be many situations in which IceWear™ will be a more attractive product.

IceWear™ is categorized as a cold pack. Even though it has similar advantages and disadvantages as other cold pack cooling products, it has a major advantage that none of the other cold packs and in fact none of the other cooling systems have -- it can be used without any prior preparation. No materials or equipment are needed to prepare or activate it. IceWear™ can be stored and used on the spot in any type of situation. IceWear™ is ideal for workers in an emergency situation where they need access to instant cooling. In addition, because the IceWear™ bags are relatively inexpensive, a supply of them could be kept on hand for prolonged use. Even though the bags are only single use, we believe the low-cost and the convenience of not having to prepare the bags by placing them in a freezer or submerging them in cold water is a distinct advantage. In many situations such preparatory steps would be very inconvenient or even totally unfeasible.

Seasonality

IceWear™ is seasonal and there will be greater potential use during the hotter times of the year and less use during times of moderate temperature.

WeatherTech Innovations®

Industry Overview

Weather modification is not a new idea. Over the past several hundred years many attempts at weather control have been made. Native Americans had rituals which they believed could induce rain. The Finnish people were believed by others to be able to control all types of weather. In the early modern era, people observed that during battles the firing of cannons and other firearms often seemed to initiate precipitation. From 1962 to 1983, the United States government ran “Project Storm Fury,” an attempt to weaken tropical cyclones by flying aircraft into the storms and seeding the eyewalls with silver iodide. More recently in 2005, two bills, United States Senate Bill 517 and House Bill 2995, were introduced that would allow experimental weather modification by artificial methods and would implement a national weather modification policy. To date neither bill has become law.

The Project

Weather Tech Innovations, Inc. is our subsidiary that will manage our hurricane suppression project. It has undergone only very limited testing and is not ready for true live testing in hurricanes. We need to raise between $3 to $5 million for preliminary environmental impact studies and to build the appropriate computer and radar facilities for participating universities. Another $50 to $100 million will be needed to fully test the project once the preliminaries goals have been reached and verified. We are uncertain whether we can raise this sum.

WeatherTech Innovations® uses an inorganic polymer that has physical and chemical properties that shows promise of having the ability of weakening a hurricane. GelTech’s polymer has undergone intense laboratory study and limited actual field testing. The formulated polymer looks like baby powder; however each granule has the ability to absorb hundreds of times its weight in moisture and water. The product is inert and, we believe it is non-toxic.

We believe that if a jet aircraft were to deliver our polymer into the outer bank of a hurricane and then worked its way into the eye thereby cutting a pie shaped piece out of the storm, it may cause the winds and overall strength of the storm to weaken. The product would be delivered into a storm by a third party jet aircraft with specialized disbursement systems.

In early 2001, a jet dispersed a nominal amount of the product into a building thunderstorm off the coast of South Florida. The result was that the thunderstorm was removed from Doppler radar. This was verified by the Palm Beach International Airport traffic controllers and local television stations. This test was widely publicized in the West Palm Beach area. In another crude preliminary model test by a National Oceanic and Atmospheric Administration laboratory, application of adding polymer to a hurricane was able to produce a modest reduction in wind speed under laboratory conditions.

The efficacy of our product in a cloudy, rain-filled environment requires careful further study. However, the weakening of a storm by seeding with polymer seems to be related to an increased frictional load due to larger raindrops and cloud water buildup. This takes the heat out of the atmosphere and removes water mass. This cooling is “taxing” on the storm’s energy and could dynamically weaken the storm. Determining when, where, how much a storm would be weakened and what effect this would have is the objective of the studies.

Our goal is to raise the money to conduct a thorough test of whether our hurricane suppression project can reduce the impact of a hurricane and determine what, if any, effect it has on the environment. If we are successful, we then must be able to market it to the federal government. We cannot assure you we will be successful.

We estimate that it will cost from $50,000,000 to $100,000,000 over four years to test our theory and product on incoming storms and to fully evaluate the results including environmental effects. We intend to form a scientific advisory and research board to further study the matter.

Raw Materials and Suppliers

The polymer for the project is provided to us by a third party. However, there are many other sources from which GelTech could obtain the polymer.

Competition

There really is no competition for a project such as ours, due to the fact that we have the only patent for “Method of Modifying Weather.” As described above, there have been previous attempts at weather modification, but we are not aware of any other company that is proposing a product similar to ours.

Seasonality

The project would be used during hurricane season.

Governmental Regulation

The use of the polymer for seeding purposes will be subject to governmental regulation. We are subject to the United Nations Convention on the Prohibition of Military or Any Other Hostile Use of Environmental Modification Techniques. The Convention was ratified by President Jimmy Carter on December 13, 1979. This Convention bans hostile weather modification. It is unclear whether deployment of our hurricane suppression project may be considered “hostile.” See the risk factor beginning at page 8 of this report.

On March 3, 2005 a bill was introduced by Senator Kay Bailey Hutchison to establish a “Weather Modification Operations or Research Board.” The purpose of the bill was to develop and implement a comprehensive and coordinated national weather modification policy and to establish a national cooperative federal and state program of weather modification research and development. As of the date of this filing, the bill has not been brought to a vote.

Therefore, it seems likely that that any eventual large-scale version of the project would involve some degree of government regulation and modification of the Convention referred to above.

Intellectual Property

The patents relating to the products we currently expect to market are:

•

U.S. Patent No. 6,315,213 – Method of Modifying Weather; and

•

U.S. Patent U.S. Serial No. 7,182,778 – Conforming Thermal Pack for IceWear™.

The following are patents pending for products we currently expect to market:

•

U.S. patent application, Serial No. 11/251,005 for IceWear™;

•

U.S. patent application, Serial No. 11/680,803 and International Patent application, Serial No. PCT/US07/63075 for FireIce®; and

•

U.S. patent application, Serial No. 11/775,512 for a sprayable form of RootGel™.

Trademarks

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

•

GelTech Solutions;

•

FireIce®;

•

IceWear™;

•

RootGel™; and

•

WeatherTech Innovations®

Employees

As of the date of this report, we have nine full-time and two part-time employees. We hire independent contractors on an “as needed” basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer and our Chief Technology Officer, we employ two other members of the Cordani family. See the discussion in the section of this report entitled “Related Person Transactions.”

Item 1A.

Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the common stock Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in substantial doubt. To continue as a going concern, we must obtain adequate new debt or equity financing and achieve profitability.

Since our incorporation, and prior to incorporation when the business we acquired was a division of Dyn-O-Mat, we (and the Dyn-O-Mat division) incurred net losses. Because we are a development stage company and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern.

We believe we have sufficient working capital for at least the next 12 months. Our continued existence is dependent upon our achieving sufficient sales levels of FireIce® and RootGel™ or obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

If we cannot sell a sufficient volume of our products, we will not remain operational.

To date, our sales have been limited as we have focused our attention on building a sales team and distribution channels as well as obtaining the necessary certifications for FireIce®. We only commenced our sales of FireIce® in the fourth quarter of fiscal 2008 and need to be listed on the Department’s QPL in order to sell directly to governments which are responsible for combating wildfires. If we can achieve sufficient sales levels, we will not be able to remain operational.

Because our plans to commercialize FireIce® were recently launched, there can be no assurances it will be accepted by potential customers.

There are multiple factors which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

•

We have demonstrated FireIce® at trade shows and have received minimal orders, but cannot assure you that we will receive repeat orders.

•

A potential long-term market for FireIce® is to combat forest fires. However, any such use would require the appropriate government approval, including the Department. We cannot assure you that we will be able to gain the necessary approvals for such a use.

•

We need to convince potential customers that FireIce® is superior to and less costly than competitive products.

We have a limited operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan. Therefore, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

We were formed on July 19, 2006 and have had very limited operations. While we have conducted development and sales and marketing activities, we have generated limited revenue to date. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company. These risks include:

•

our ability to effectively and efficiently market and distribute our products,

•

our ability to obtain market acceptance of our current products and future products that may be developed by us,

•

our ability to convince potential investors that WeatherTech Innovations®, our hurricane suppression project is a viable project, and

•

our ability to sell our products at competitive prices which exceed our per unit costs.

We may not be able to address these risks and difficulties, which could materially and adversely affect our revenue, operating results and our ability to continue to operate our business.

Because GelTech’s business plan is unproven, it may not result in the generation of material revenue or profitability.

Since our incorporation on July 19, 2006, our goal has been to generate revenue from the sale and development of the following:

•

FireIce® – a fire suppression product,

•

RootGel™ – a line of agricultural moisture retention products,

•

IceWear™  – a garment line to assist in cooling body temperature, and

•

WeatherTech Innovations® – our hurricane suppression project.

Our marketing of these products and our hurricane suppression product is subject to a number of risks, including:

•

Although we have a pending United States patent application for the sprayable form of RootGel™, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to RootGel™ granular;

•

If the pending patent application is not granted for the sprayable form of RootGel™, we will face direct competition which can erode any market share we may achieve and create pricing pressure;

•

Our IceWear™ product will take four to six months to complete developing the initial prototypes before we can market it to firefighters, hazmat units, emergency medical technicians or EMTs, first responders and the United States military; and

•

Our hurricane suppression project needs substantial funding and development before it can be commercialized, if at all, as described in Item 1.“Business.”

We cannot assure you that the implementation of the business plan will result in material sales or that if it does results in material sales, that such sales will necessarily translate into profitability.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our fire suppression gel and the acceptance by the public of the concept of hurricane suppression. We cannot assure you that our potential market will purchase our products or that those parties will purchase our products at the costs and on the terms assumed in our business plan.

Among other things, implementation of our growth strategy would be adversely affected if:

•

we are not able to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy,

•

adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan,

•

we were forced to significantly adapt our business plan to meet changes in our markets, and

•

for any reason, we are not able to attract, integrate, retain and motivate qualified personnel.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers to the products and services we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

We may not be able to maintain and expand our business if we are not able to retain, hire and integrate key management and operating personnel.

Our success depends in large part on the continued services and efforts of key management personnel. Competition for such employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business strategies may be lengthy. The loss of key personnel could have a material adverse impact on our ability to execute our business objectives. We do not have any life insurance on the lives of any of our executive officers including Mr. Peter Cordani, the inventor of our intellectual property, although we are in the process of obtaining it.

We could face potential difficulties in locating sufficient manufacturing sources if our products gain widespread commercial acceptance.

We have used third parties to manufacture our products on a limited basis. If we are unable to produce our products in sufficient quantities at an acceptable cost, we may lose customers and our business could be harmed. Our ability to expand production could also be hindered by the availability of materials used to manufacture our products or the availability of qualified personnel. These difficulties could result in reduced quality of our products or reduced sales, which could damage our industry reputation and hurt our profitability.

Because we have launched marketing of RootGel™ last year, we cannot be certain that it will be accepted by potential customers.

Because we have began marketing and selling RootGel™ as a product providing a solution to golf courses facing drought conditions in 2007, we do not know the extent of the market we will be able to penetrate. We are currently discussing distribution agreements with third parties.  Initially, we entered into an exclusive distribution agreement with a third party for the States of Florida and Arizona.  We have terminated the exclusive nature of that agreement because of limited sales and indications of interest from other potential distributors. We may not be able to sell RootGel™ in volumes and at prices which will be profitable to us.

If we are unable to expand our distribution and sales network for RootGel™, our future sales of RootGel™ will be limited.

We initially had one RootGel™ distributor for Florida and Arizona and a sales representative who sells to customers located in North Carolina, South Carolina and Virginia. As stated above, we terminated the exclusive distributorship. We have to expand our sales and distribution efforts to other states. Additionally, we must recruit distributors for agricultural usage of RootGel™. If we cannot expand our sales and distribution network, our future sales of RootGel™ will be limited since our sales efforts have been aimed primarily at golf courses.

Because we do not have a patent on RootGel™ or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to RootGel™. Because we lack any patent protection on RootGel™ itself and have only a pending patent for the sprayable form, there is a substantial risk that one of these competitors could determine how to make the granular form of RootGel™ and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

A change in environmental regulations may adversely affect the use of FireIce® and RootGel™ and may hinder our ability to generate revenue from this line of business.

While we believe that FireIce® and RootGel™ are environmentally friendly, we may become subject to varying environmental regulations that could adversely affect the use of it. If we do become subject to environmental regulations, the use of FireIce® and RootGel™ may be limited as compared to other technologies which may be less expensive or more efficient.

Because we have only demonstrated IceWear™ on a test basis, there can be no assurances it will be accepted by potential customers.

IceWear™ is a garment aimed at helping first responders and others who work in high temperature conditions to stay cool. However, because we expect it to take us four to six months to develop a new prototype, there is no guarantee that it will be accepted by potential customers. Even if it is accepted, we may not be able to sell it at prices which would be profitable to us.

Because WeatherTech Innovations®, our hurricane suppression project, involves weather modification, there can be no assurances that we will ever be able to deploy it on a large scale.

The hurricane suppression project is still at an experimental stage. It is subject to a number of risk factors which may prevent us from deploying it on a large scale:

•

Though it has been tested on a thunderstorm, it has not been tested on a hurricane and we cannot assure you that the WeatherTech Innovations® will work to suppress the intensity of a hurricane. If our test results and demonstrations do not clearly convey the potential to assist in slowing the strength of a hurricane, then we may not be able to successfully commercialize all or part of the technology, which could in turn have a material adverse effect on our future prospects.

•

We estimate that it will cost $3,000,000 to $5,000,000 to start the computer storm modeling and initiate the environmental impact studies. We expect the total costs will range from $50,000,000 to $100,000,000 over four years to perform live testing on incoming storms and to fully evaluate the results including continual computer and radar modeling along with the environmental effects. While we intend to seek government grants or corporate contributions, we may be unsuccessful in raising these funds especially in light of the resistance the current administration has shown to proposed legislation supporting weather modification research. If we are unsuccessful in raising these funds in the time scale required, we will not be able to test this technology.

•

We are subject to budgetary restraints from both the federal government and large corporations and insurance companies which may impede our ability to obtain the necessary funding.

•

Even if we raise the necessary capital, we may not successfully test the hurricane suppression project.

•

In 1979, the United States became a party to an international treaty banning the use of weather modification for hostile purposes. While modification for peaceful purposes is allowed, there is some question about whether even well-intentioned programs could be considered hostile. Therefore, geopolitical considerations may make it difficult for us to deploy the hurricane suppression project on a large scale.

•

Because of the numerous attempts at weather control that have been made over the past several hundred years, we may have trouble convincing potential investors that hurricane suppression and weather modification in general is something that can credibly be achieved. If we are not able to convince potential investors of the credibility of our technology, we may be unsuccessful in proving the suppression project as viable and not receive any revenue from its sale.

•

Our product is a type of polymer that will be dispersed via aircrafts into the outer bank of a hurricane. While we believe that our polymer is inert and non-toxic, the dispersal over large areas may make us subject to environmental regulations that could hamper our ability to deploy our product. In addition if it is perceived that our granules pose a threat to the environment, we may become exposed to expensive environmental litigation. Both of these situations could hamper our ability to generate profits.

FireIce®, IceWear™ and RootGel™ face substantial competition in the fire suppression, moisture preservation and cooling garment markets, respectively, and there is no guarantee potential customers will select our products over those of our competitors.

We face multiple competitors in the fire suppression, cooling garment and moisture preservation markets. In the fire suppression field we compete against at least one well-established, publicly-traded company as well as several independently owned businesses. In the cooling garment and moisture preservation areas, we face competition from numerous independently owned businesses that have competing and in some case very similar products. In addition, companies may be developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed.

Many of our competitors are capable of developing or have developed and are capable of continuing to develop products based on similar or other technology which are or may be competitive with our products and technologies. At least one of our competitors in the fire suppression business has substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Because our competitors in the cooling garment and moisture preservation markets are private companies, we are unable to determine the amount of financial and other resources they have available. However, some of these companies, particularly in the cooling garment business, appear to have had much greater marketing experience than we have. Potential customers may prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers.

Because we are seeking to enter into contracts with federal and state governments, we will be subject to a number of risks which could adversely affect our business.

We are seeking to sell our products, including FireIce®, to federal and state governments. In selling to the government, we will be subject to a number of significant risks including:

•

We may not be successful in selling our products to the government, although we will incur material costs as part of our sales efforts,

•

Government contracts often contain unfavorable termination provisions,

•

We may be subject to audit and modification of agreements by the government in its sole discretion, which subjects us to additional risks.

•

The government can unilaterally:

o

suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations,

o

terminate our existing contracts,

o

reduce the scope and value of our existing contracts,

o

audit and object to our contract-related costs and fees, and

o

change certain terms and conditions in our contracts.

Further, as part of any audit or review, the government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government or any of its agencies. We could also suffer serious harm to our reputation if allegations of impropriety were made against us.

Even if we are able to successfully enter into contracts to supply federal and state governments with our products, there can be no assurances these contracts will be profitable.

The process of obtaining government contracts is lengthy and uncertain, and we must compete for each contract. Similar to large corporations, government employees resist change and taking risks.  This can make it more difficult to obtain government contracts. Moreover, the award of one government contract does not necessarily secure the award of future contracts. Governments are subject to budgetary restrictions which may limit their ability to buy our products. Even if we are able to enter into a contract with a government, there is no guarantee we will be able to do so on terms which will be profitable to us.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including patents is our key asset. We currently hold two United States patents and three patents pending which we expect to commercialize. Competitors may be able to design around our patents and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•

pending and future patent applications will result in issued patents,

•

patents licensed by us will not be challenged by competitors,

•

the patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage,

•

if we are sued for patent infringement, we can raise the necessary capital to defend our patents, and

•

we will be successful in defending against future patent infringement claims asserted against our products.

If the Patent Reform Act of 2007 is enacted into law, it could make challenges to our patents easier, may increase the likelihood that we will be sued or our patents challenged at the United States Patent and Trademark Office, subject us to extraordinary legal expenses and risk a ruling that one or more of our patents are invalid.

There is currently pending in the United States Congress legislation referred to as the Patent Reform Act of 2007. While it has passed in the House of Representatives and it is now under consideration by the Senate, it is uncertain whether it will be passed into law and whether or how it will be amended. Proponents argue it will reduce the explosive litigation costs and patent infringement judgments while enhancing innovation. However, in its current version, we believe it will make it easier to challenge patents, may increase the likelihood our patents will be challenged in court or administratively at the United States Patent and Trademark Office, could result in extraordinary legal fees defending our patents and could result in one or more of our patents being ruled invalid. This would result in a material adverse effect upon our future operating results and financial condition, including increasing competition.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market.  There is currently only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will develop or be sustained in the future.  If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

our failure to generate revenue,

•

our failure to achieve and maintain profitability,

•

short selling activities,

•

the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

the loss of major customers or product or component suppliers,

•

the loss of significant business relationships,

•

our failure to meet financial analysts’ performance expectations,

•

changes in earnings estimates and recommendations by financial analysts, or

•

changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of September 24, 2008, we had outstanding 13,470,950 shares of common stock, not including shares issuable upon the exercise of warrants and options. Our outstanding shares, not including the amounts issuable upon the exercise of warrants and options, may be sold publicly as follows.

Number of Shares	May be Publicly Sold
5,043,397 shares	Now, without limitation
7,867,327 shares	Now, subject to Rule 144(1)(2)

———————

(1)

Does not include 192,678 shares owned by Dyn-O-Mat, which are subject to an agreement restricting their public sale until January 1, 2009, except to the extent transferred to its shareholders as described in this report.

(2)

Includes 7,756,789 shares of common stock owned by officers, directors and a principal shareholder.  Under Rule 144, these shares are subject to limitations on sale which are described below.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that the Company stays current in its SEC filings. After one year, a non-affiliate may sell without any restrictions. An affiliate of the Company may sell after six months with the following restrictions: (i) the Company is current in its filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale. A person who has not been our affiliate for at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

An investment in GelTech may be diluted in the future as a result of the issuance of additional securities or the exercise of options or warrants.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock. If purchasers pay more than our net tangible book value of approximately $0.08 per share at June 30, 2008, they will suffer dilution. We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

In the future we may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our board of directors may issue, without a vote of our shareholders, one or more series of preferred stock that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our office is located in Jupiter, Florida. We lease the property under a two-year lease which expires September 30, 2008 at an initial monthly rental of $7,815.34.  In March 2008 we began leasing an adjoining unit to this property.  The lease term for the adjoining unit is concurrent with our original lease and will expire in September 2008.  The additional monthly rent for this unit is $2,000.

Until late January 2007, we shared offices with Dyn-O-Mat, Inc., now an inactive company controlled by our Chief Technology Officer. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 3.

Legal Proceedings

We are currently a defendant in three lawsuits, two involving our predecessor and one arising from an employment relationship.  With regard to the only material lawsuit, there have been no developments beyond what has been previously reported. The remaining litigation is not material.

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol GLTC.  The following table provides the high and low bid price information for our common stock for the period since our stock began trading as reported by the Bulletin Board.  The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.

Year	Quarter Ended	Bid Prices
		High	Low
2008	June 30, 2008	$3.75	$2.00
	September 23, 2008	$4.00	$0.80

(1) Our common stock began trading on the Bulletin Board on June 25, 2008.

There are approximately 318 holders of record of our common stock.  We believe that additional beneficial owners of our common stock hold shares in street name.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Equity Compensation Plan Information

In 2007, our shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) providing for options, restricted stock, restricted stock units and stock appreciation rights totaling 1,500,000 shares to be granted to employees, directors, advisors and consultants.  On September 25, 2008, we amended the 2007 Plan so that we may issue up to an additional 2,000,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. There are currently 1,935,000 stock rights available for grant under the 2007 Plan.

The following chart reflects the number granted and the weighted average exercise price for each plan as of June 30, 2008.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders
2007 Equity Incentive Plan	1,455,000	$0.84	45,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A

Recent Sales of Unregistered Securities

During the past year, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Warrantholder	April 12, 2007	30,000 three-year warrants exercisable at $1.25 per share	Settlement agreement
Directors	June 25, 2007	10,000 5-year stock options exercisable at $0.667 per share	Service as committee members
Lender	June 29, 2007	25,000 shares of common stock	Consideration for the extension of note
Lender	February 13, 2008	90,000 shares of common stock	Conversion of note
Director	March 17, 2008	40,000 10-year stock options exercisable at $0.667 per share	Appointment as director and chairman of audit committee
Three executive officers	March 17, 2008	600,000 10-year stock options exercisable at $0.667 per share	Employment agreements
Executive officer	March 17, 2008	175,000 10-year stock options exercisable at $1.00 per share	Employment agreement
Director advisors	May 17, 2008	150,000 5-year stock options exercisable at $1.00 per share	Service as advisors to the Board
Shareholder	July 3, 2008	21,044 shares of common stock	Cashless exercise of warrants
Consultants	July 24, 2008	35,000 shares of common stock	Consulting agreement
Directors	September 26, 2008	110,000 10-year stock options exercisable at $0.88 per share	Annual grants
Consultants	September 26, 2008	20,000 10-year stock options exercisable at $0.88 per share	Services

Item 6.

Selected Financial Data

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis or Plan of Operations

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

Overview

We are a development stage company which recently initiated marketing of two products. Our financial statements have been prepared on a going concern basis, and we need to become a viable business.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by the GelTech Division of Dyn-O-Mat, a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce® and IceWear™ while at Dyn-O-Mat and developed an earlier version of RootGel™ at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel™ on behalf of GelTech. Although we do not intend to begin marketing WeatherTech Innovations® in the foreseeable future, our hurricane suppression product, he also developed that product while at Dyn-O-Mat.

Critical Accounting Estimates

We have selected our more subjective accounting estimates for the purpose of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates and the possible effects on our financial condition. These estimates involve certain assumptions that if incorrect could create a material adverse impact on our results of operations and financial condition.

Stock-Based Compensation

We have granted stock options to our officers and directors at exercise prices equal to or greater than the fair value of the shares at the date of grant.

As a result of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Because GelTech’s common stock was not listed on any national securities exchange or established trading market prior to June 25, 2008, our management has estimated its fair market value. GelTech calculates the weighted average price per share using primary sales of its common stock during each reporting period. This average is then used in assigning value to the stock. As a result, estimates are made as to the market value of our common stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. We believe this approach provides the most objective basis for assessing the market value of our common stock and provides for consistency among reporting periods.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this prospectus.

Results of Operations for the Fiscal Year Ended June 30, 2008 Compared to the Period from Inception, July 19, 2006 to June 30, 2007.

Revenue

Our revenue was nominal in these two periods. For the fiscal year ended June 30, 2008, we had revenue of $139,225 as compared to revenues of $13,417 for the period from inception, July 19, 2006 to June 30, 2007.  Revenues consist primarily of sales of RootGel™ purchased by customers on a test basis at trade shows in fiscal 2007.  In 2008 these were followed by regular purchases of RootGel™ plus our initial sales of FireIce® in the fourth quarter of fiscal 2008.

Cost of Goods Sold

For the fiscal year ended June 30, 2008, our costs of goods sold were $55,944 as compared to $6,083 for the period from inception, July 19, 2006 to June 30, 2007.  The change is consistent with the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,989,793 for the fiscal year ended June 30, 2008 as compared to $1,113,241 for the period from inception, July 31, 2006 to June 30, 2007. The increase in these expenses reflect primarily an increase in salaries of $381,000 which resulted from increased staffing levels as the Company began actively marketing its products and from salary increases for its executive management beginning in the fourth quarter; an increase in health insurance and other insurances of $54,000; an increase in sales and marketing expenses of $198,000 as the Company began initially to market RootGel™ and later began marketing FireIce®; and an increase in travel costs of $92,000 related to marketing and product promotion at tradeshows.

In-process Research and Development

In-process research and development expenses for the period from inception, July 19, 2006 to June 30, 2007 related to research purchased from Dyn-O-Mat for $150,000.  No such purchases were made in fiscal 2008.

Research and Development Costs

Research and development costs for the year ended June 30, 2008 increased $68,000 over the period from inception, July 19, 2006 to June 30, 2007 resulting from the Company’s process of refining and preparing the FireIce® product for market and independent testing of RootGel™.

Net Loss

For the fiscal year ended June 30, 2008 our net loss was $1,946,626 as compared to $1,311,392 for the period from inception, July 19, 2006 to June 30, 2007.  The increase in the net loss was the result of higher selling, general and administrative expenses which were only partially offset by the increase in gross profit of $76,000 due to the increase in revenues, a gain on the conversion of debt to equity of $30,600, an increase in interest income of $32,000 and a reduction in interest expense of $21,000 due to the repayment of debt.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2007, the Company used net cash of $1,970,757 in operating activities as compared to $918,014 for the period from inception, July 19, 2006 to June 30, 2007.  The increase in cash used from operations was primarily the result of an increase in the net loss of $635,234 due to increased marketing and personnel costs associated with the roll out of RootGel™ during the year and FireIce® in the fourth quarter.  In addition, the Company invested in inventory and reduced accounts payable.

Cash flows used by investing activities for the fiscal year ended June 30, 2008 amounted to $786,494 and consisted of the purchase of variable rate municipal bond investments of $750,000 and purchases of furniture, fixtures and equipment of $36,494 as compared to purchases of equipment of $14,109 during the period from inception, July 19, 2006 to June 30, 2007.  The investments were purchased to make use of the proceeds, from our January 2008 private placement, which were currently not needed to fund operations.

Cash flows from financing activities for the fiscal year ended June 30, 2008 were $2,800,711 as compared to $1,118,721 for the period from inception, July 19, 2006 to June 30, 2007.  During the fiscal year ended June 30, 2008 the Company received net proceeds from the sale of its stock amounting to $2,991,399 as compared to net proceeds of $868,721 for the period from inception, July 19, 2006 to June 30, 2007.  The Company used the proceeds in fiscal 2008 to repay $160,000 of note payable.  During the period from inception, July 19, 2006 to June 30, 2007, the Company issued notes payable which generated cash of $268,000 and GelTech repaid a director $18,000.

As of the date of this report, we have $358,000 in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business. In July 2008, we entered into a $4,000,000 revolving line of credit agreement with our largest shareholder.  This line of credit will assist the Company in financing the purchase of inventory for substantiated transactions.  The line of credit may only be used to finance firm sales orders.  As a result, we entered into another secured line of credit agreement with our largest shareholder in September 2008.  The new line of credit has no restrictions and permits us to borrow up to $1,000,000 to meet our working capital needs.  This shareholder/lender has assured us that he will provide any additional support we may require. The Company may be required to issue debt or equity financing in order to meet its future obligations.   There is no guarantee that such financing will be available to the Company.  If the Company is unable to generate substantial cash flows from sales of our products, or through financings, the Company may not be able to remain operational.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward-Looking Statements

The statements in this report relating to our business strategy and plans, obtaining sales, entering into additional distributorships, and our ability to obtain financing and meet our working capital needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the Securities and Exchange Commission.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.

Financial Statements

See pages F1 through F25.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Not applicable for smaller reporting companies.

Item 9A(T).

Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name	Age	Position(s)
Michael Cordani	48	Chief Executive Officer, Secretary and Treasurer and Chairman of the Board of Directors
Joseph Ingarra	35	President and Director
Peter Cordani	47	Chief Technology Officer and Director
Michael R. Hull	55	Chief Financial Officer
Michael R. Donn, Sr.	60	Director
Michael D. Matte	49	Director
Phil D. O’Connell, Jr.	68	Director

Michael Cordani has been our Chief Executive Officer and a director since inception. He became Chairman of the Board of Directors on June 25, 2007. From inception until June 25, 2007 he was also our President. Mr. Cordani also acted as our Chief Financial Officer until August 28, 2007.  From May 2004 through July 2006,  Mr. Cordani was the President of VMR Trucking, Inc.  From January 2002 through May 2004, Mr. Cordani was an employee of Dyn-O-Mat. Although he had no title, he acted in a senior management capacity for Dyn-O-Mat. Previously, from 1999 to May 2003, Mr. Cordani was the Director of Sales and Marketing of Dyn-O-Mat, Inc.

Joseph Ingarra has been our President since June 25, 2007. From inception until June 25, 2007 he was our Executive Vice President. He has been a director since inception. From 2002 through September 2004, Mr. Ingarra was Vice President of Operations of Dyn-O-Mat. From December 2004 to April 2006, Mr. Ingarra was Vice-President of Corporate Acquisitions for MidCoast Financial, Inc.

Peter Cordani has been our Chief Technology Officer since inception. He has been a director since July 3, 2007. He is the inventor of all of our intellectual property. Mr. Cordani was the Chief Executive Officer of Dyn-O-Mat from February 1994 until February 2007.

Michael R. Hull became our Chief Financial Officer on March 17, 2008.  Since January 2008, he has been Managing Director – CFO Services for WSR Consulting, Inc., which provides CFO and related services to businesses, including GelTech.  Mr. Hull is not an employee and WSR Consulting provides our accounting and finance functions through Mr. Hull on a part-time basis.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”.  From December 2006 through November 2007, Mr. Hull was Chief Financial Officer of BabyUniverse, Inc. in Jupiter, Florida.  From December 2004 to December 2006 Mr. Hull was a consultant with Resources Global Professionals in Fort Lauderdale, Florida.  Prior to December 2004 Mr. Hull spent eight years as CFO of BCT International, Inc. in Fort Lauderdale and eleven years in public accounting with the South Florida audit practice of Price Waterhouse.

Michael R. Donn, Sr. became a director of GelTech on November 15, 2006. Mr. Donn has held a number of senior executive positions with Ecosphere Technologies, Inc. (“Ecosphere”) (OTCBB: ESPH) since January 2000. He was appointed Chief Operating Officer of Ecosphere on March 27, 2008 and has been a director since March 1, 2005. As part of his duties, Mr. Donn set up and coordinated Ecosphere’s relief effort in Waveland, Mississippi following Hurricane Katrina. Mr. Donn was the Project Manager for Ecosphere’s EPA Verification testing of its Water Filtration System. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982. His responsibilities included negotiating, lobbying at the local, state and national levels and head of the business operations for the Association. He was also Chairman of the Insurance Trust. Following Hurricane Andrew, Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters.

Michael D. Matte became a director on March 17, 2008.  Mr. Matte has been Chief Financial Officer, Executive Vice-President and Secretary of Quepasa Corp. (Nasdaq: QPSA) since October 29, 2007. From July 2006 through October 2007, Mr. Matte served as a director of Quepasa. Mr. Matte served as Chief Financial Officer of Cyberguard Corporation from February 2001 to April 2006. Prior to joining Cyberguard Corporation, Mr. Matte was a senior Audit Manager from 1981 to 1992 for Price Waterhouse.

Phil D. O’Connell, Jr. became a director of GelTech on November 15, 2006. Mr. O’Connell is an attorney and has been a partner at the law firm of Casey Ciklin Lubitz Martens & O’Connell, P.A. and predecessor law firms since 1969.

Mr. Michael Cordani, our Chief Executive Officer and Chairman of the Board of Directors, is the brother of Mr. Peter Cordani, our Chief Technology Officer and a director. There are no other family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for further information concerning our employment of Cordani family members.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee and a Compensation Committee, each consisting of Messrs. Michael Matte and Phil D. O’Connell, Jr. The Board of Directors has determined that both members are independent directors under the Nasdaq Marketplace Rules.  Our Board has determined that Mr. Matte is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the Securities and Exchange Commission  in compliance with the Sarbanes-Oxley Act of 2002.

We have not established a Nominating Committee. The function of this committee is being undertaken by the entire Board as a whole.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Mrs. Darlene Cordani.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Mrs. Darlene Cordani, or by facsimile (561) 427-6182. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of GelTech.  Officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2007 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
Michael Cordani (1)	1	2	0
Peter Cordani (2)	2	4	0
Phil D. O’Connell, Jr. (2)	2	3	0

(1) Represents two gifts to Mr. Cordani’s children that he was not aware of in time to timely file his Form 4.

(2) Two of the late transactions represent shares that were purchased and sold between these two directors of GelTech.

Item 11.

Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)	Total ($)(j)
Michael Cordani	2008	$109,625	$69,880	$179,505
Chief Executive Officer	2007	$73,525	$86,888	$160,413
Joseph Ingarra	2008	$109,625	$69,880	$179,505
President	2007	$73,525	$103,448	$176,973
Peter Cordani	2008	$109,625	$118,810	$228,435
Chief Technology Officer	2007	$68,125	––	$68,125

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to vested and unvested options for each Named Executive Officer as of June 30, 2008.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Michael Cordani	116,668	58,332	$1.00	September 15, 2011
Chief Executive Officer	33,333	166,667	$0.667	March 17, 2018

Joseph Ingarra	116,668	58,332	$1.00	September 15, 2011
President	16,666	33,334	$0.667	June 25, 2012
	33,333	166,667	$0.667	March 17, 2018

Peter Cordani	29,167	145,833	$1.00	March 17, 2018
Chief Technology Officer	33,333	166,667	$0.667	March 17, 2018

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Our non-employee directors receive automatic grants of stock options as compensation for their services as directors under our 2007 Plan as described below.  The following compensation is based on the expenses we were required to recognize in our financial statements under generally accepted accounting principles:

Name (a)	Option Awards ($)	Total ($)
Michael R. Donn, Sr.	$5,517	$5,517
Michael Matte	$1,346	$1,346
Phil O’Connell, Jr.	$5,517	$5,517

Executive Employment Agreements

We have entered into employment agreements with each of our executive officers. The charts below summarizes the terms and conditions of these employment agreements.

Executive	Position	Term	Base Salary/ Compensation	Option/Bonus Incentive (1)
Michael Cordani	Chief Executive Officer, Secretary and Treasurer	September 15, 2006 through September 15, 2009	$125,000 per year	375,000
Joseph Ingarra	President	September 15, 2006 through September 15, 2009	$125,000 per year	375,000
Peter Cordani	Chief Technology Officer	December 18, 2006 through December 18, 2009	$125,000 per year	375,000

———————

(1)

The options vest in equal increments each December 31st and June 30th, subject to continued employment.  Does not include 50,000 five-year options granted to Mr. Ingarra on June 25, 2007, exercisable at $0.667 per share.

Messrs. Michael Cordani, Joseph Ingarra and Peter Cordani will receive three years’ severance and all unvested options will accelerate if terminated without cause or if they resign for “good reason” which includes a change in duties or a person or group acquires 30% of our common stock. Each may do so by December 31, 2008 as a result of our principal shareholder exceeding the 30% threshold in January 2008.

2007 Equity Incentive Plan

In January 2007, we established the 2007 Plan under which we may issue up to 1,500,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.   On September 25, 2008, we amended the 2007 Plan increasing the number available for issuance from 1,500,000 to 3,500,000.

Under the 2007 Plan, all of our directors who are not employees or own 10% or more of the Company’s outstanding stock at the time of grant shall automatically receive a grant of stock options of grant as follows:

Initial Grants

A – Chairman of the Board	- 50,000 options
B – Director	- 30,000 options
C – Chair of a Committee	- 10,000 options
D – Member of a Committee	- 5,000 options

Annual Grants

A – Chairman of the Board	- 35,000 options
B – Director	- 20,000 options
C – Chair of a Committee	- 10,000 options
D – Member of a Committee	- 5,000 options

On September 25, 2008, we also amended the vesting and timing of the annual grants to non-employee directors.  Previously, non-employee directors received automatic grants following the date of re-election or re-appointment.  Now, each non-employee director shall receive an automatic grant of stock options each year on July 1st (and the current directors received their grant in September).  Additionally, the vesting of annual grants has been amended from vesting over three years to vesting on June 30th of the following year.

Initial grants to our non-employee directors vest over a three-year period on each June 30th and December 31st, subject to continuing as a director, Committee member, Chairman of the Board or Chairman of a Committee on the applicable vesting date. Because Mr. Michael Cordani, our Chairman of the Board, is an employee, he is not eligible for a grant. The exercise price of options or stock appreciation rights granted under the 2007 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the 2007 Plan shall expire no later than 10 years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The total number of shares with respect to which options or stock awards may be granted under the 2007 Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Our Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the 2007 Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under the 2007 Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the 2007 Plan, our Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both. Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares. We will realize a corresponding compensation deduction. Upon the exercise of stock options or stock appreciation rights, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. Upon sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

In their September 15, 2006 Employment Agreements, our Chief Executive Officer and President each were entitled to receive options to purchase 175,000 shares of our common stock at $1.00 per share, vesting each June 30th and December 31st, subject to remaining employed by us on the applicable vesting date. Because the Board of Directors had not acted previously, they received their grants under the 2007 Plan in March 2007.

In June 2007, our Board of Directors awarded Mr. Joseph Ingarra 50,000 five-year options exercisable at $0.667 per share. The options will vest over a three-year period each June 30th beginning December 31, 2007, subject to remaining employed by us on the applicable vesting date.

In March 2008, we amended the employment agreements of our Chief Executive Officer, our President and our Chief Technology Officer increasing their base salary to $125,000 per year and granting them each an additional 200,000 options to purchase shares of common stock at $0.667 per share.  The options will vest over a three-year period each June 30th beginning December 31, 2008, subject to remaining employed by us on the applicable vesting date.

In March 2008, the Board approved an amendment to the 2007 Plan to provide for 10-year option grants.

All of our Stock Option Agreements provide for “clawback” provisions, which enable our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

The following chart reflects the number of stock rights we awarded in fiscal 2007 to 2009 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date
Michael Cordani	175,000	$1.00	September 15, 2011
Michael Cordani	200,000	$0.667	March 17, 2018
Peter Cordani	175,000	$1.00	March 17, 2018
Peter Cordani	200,000	$0.667	March 17, 2018
Joseph Ingarra	175,000	$1.00	September 15, 2011
Joseph Ingarra	50,000	$0.667	June 25, 2012
Joseph Ingarra	200,000	$0.667	March 17, 2018
Michael R. Donn, Sr.	30,000	$1.00	March 2, 2012
Michael R. Donn, Sr.	5,000	$0.667	June 25, 2012
Michael R. Donn, Sr.	35,000	$0.88	September 26, 2018
Phil O’Connell, Jr.	30,000	$1.00	March 2, 2012
Phil O’Connell, Jr.	5,000	$0.667	June 25, 2012
Phil O. Connell, Jr.	35,000	$0.88	September 26, 2018
Michael Matte	40,000	$0.667	March 17, 2018
Michael Matte	40,000	$0.88	September 26, 2018

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of GelTech’s voting stock beneficially owned as of September 24, 2008 by (i) those persons known by GelTech to be owners of more than 5% of GelTech’s common stock, (ii) each director of GelTech, (iii) all Named Executive Officers, and (iv) all executive officers and directors of GelTech as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Directors and Executive Officers:
Common Stock	Michael Cordani, 1460 Park Lane South, Suite 1, Jupiter, Florida 33458(2)(3)(4)(5)	675,985	5.0%
Common Stock	Joseph Ingarra III, 1460 Park Lane South, Suite 1, Jupiter, Florida 33458(3)(6)	291,310	2.1%
Common Stock	Peter Cordani, 1460 Park Lane South, Suite 1, Jupiter, Florida 33458 (2)(3)(5)(7)(8)(9)	1,319,705	9.8%
Common Stock	Michael R. Donn, Sr., 3515 S.E. Lionel Terrace, Stuart, Florida 34997(2)(10)	16,666	*
Common Stock	Michael Matte, 224 Datura Street, Suite 1100, West Palm Beach, Florida, 33401 (2)(11)	6,667	*
Common Stock	Phil D. O’Connell, Jr., 515 North Flagler Drive, 19th Floor, West Palm Beach, Florida 33401(2)(12)(13)	1,251,371	9.0%
Common Stock	All directors and executive officers as a group (7 persons)(14)	3,236,345	22.5%

5% Shareholders:
Common Stock	Michael Reger, 777 Yamato Road, Suite 300, Boca Raton, Florida 33431(15)	5,872,806	42.0%
Common Stock	Anne Cordani, 1460 Park Lane South, Suite 1, Jupiter, Florida 33458(16)	1,139,400	8.5%

———————

*

Less than 1%

(1)

Applicable percentages are based on 13,470,950 shares outstanding as of the date of this report adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

A director.

(3)

An executive officer.

(4)

Shares are held with Mr. Cordani’s wife as tenants by the entirety. Includes 150,001 shares of common stock issuable upon exercise of vested options.  Includes 15,000 shares of common stock held in trust for the benefit of one of Mr. Cordani’s children.  Also includes 15,000 shares of common stock held by an adult child of Mr. Cordani.  Mr. Cordani disclaims beneficial ownership of these securities and this report shall not be deemed an admission that he is the beneficial owner of either the securities held in the trust or shares held by his children.

(5)

Mr. Michael Cordani, our Chief Executive Officer, and Mr. Peter Cordani are trustees of three trusts which own 318,693 shares of GelTech. Members of the Cordani family are beneficiaries of the trusts.

(6)

Includes 166,667 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(7)

 North Carolina River Ridge II LLC is a company managed by Mr. Peter Cordani.  It owns 745,834 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1).

(8)

Includes 62,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(9)

Includes 192,678 shares of our common stock held by Dyn-O-Mat which is controlled by Mr. Peter Cordani.

(10)

Includes 16,666 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(11)   Includes 6,667 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(12)

Includes 474,058 shares issuable upon exercise of warrants exercisable at $1.05 per share. Also includes 16,666 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(13)

Shares are held by Mr. O’Connell and his wife, by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, and by two limited liability companies which he controls.

(14)

Includes shares owned by Dyn-O-Mat. Mr. Peter Cordani controls Dyn-O-Mat through the ownership of a nominal amount of super voting preferred stock, which shares are not convertible into common stock.

(15)

Includes 528,303 five-year warrants exercisable at $1.00 per share.

(16)

Includes 15,000 shares of common stock held in trust, of which Mrs. Anne Cordani is the trustee.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Following our incorporation, we issued 7,250,000 shares of common stock to Dyn-O-Mat in exchange for the purchase of four U.S. patents, three patents pending and certain other assets including office furniture with a nominal value and cash of $6,471.

In March-June 2007, Dyn-O-Mat offered to its shareholders the right to exchange their Dyn-O-Mat shares for shares of GelTech common stock that Dyn-O-Mat was holding.  More than 150 Dyn-O-Mat shareholders accepted the offer and received 5,995,837 shares of GelTech in exchange for 11,957,802 shares of Dyn-O-Mat common stock. Four of our directors accepted the exchange offer. They are our Chief Executive Officer, Mr. Michael Cordani, who received 430,269 shares, our President, Mr. Joseph Ingarra, who received 124,643 shares, our Chief Technology Officer, Mr. Peter Cordani who received 1,306,954 shares, and Mr. Phil O’Connell, Jr., who received 622,644 shares. Mr. O’Connell also received 474,058 three-year warrants exercisable at $1.05 per share. Mr. O’Connell’s warrants were issued in conjunction with his cancellation of Dyn-O-Mat warrants using the same exchange ratio. We received no consideration for this other than Mr. O’Connell’s past support.

The Cordani family received 2,967,297 shares in the exchange offer, including:

• Michael Cordani and his wife	430,269 shares
• Peter Cordani	1,306,954 shares
• Anne Cordani	1,177,400 shares

Additionally, Mr. Joseph Ingarra’s mother received 8,852 shares of our common stock and his father received 17,704 shares in the exchange offer.

Dyn-O-Mat was required to limit the exchange offer to 35 unaccredited investors and an unlimited number of accredited investors as that term is defined by Rule 501 under the Securities Act of 1933. Except for the wife and mother of our Chief Executive Officer, the management of GelTech elected to delay having family members who were not accredited investors from participating in the exchange offer to allow additional other unaccredited Dyn-O-Mat shareholders to participate. Therefore, 600,000 shares of common stock of Dyn-O-Mat held in three trusts for which Mr. Michael Cordani and Ms. Anne Cordani were the trustees and for which members of the Cordani family were the beneficiaries were not allowed to participate in the exchange offer.

In February 2008, Dyn-O-Mat completed its second exchange offering to its shareholders the right to exchange their Dyn-O-Mat shares for shares of GelTech common stock. Mr. Michael Cordani and Mr. Peter Cordani, the trustees of three trusts for which members of the Cordani family are the beneficiaries, chose to participate in this exchange offer.  As a result, the trusts exchanged their Dyn-O-Mat shares for 318,693 shares of common stock of GelTech.

We have an option whereby during the two years beginning July 20, 2007, we can purchase all of the assets of Dyn-O-Mat, subject to all of its liabilities, for $10,000 plus the value of all of Dyn-O-Mat’s net tangible assets. Because Dyn-O-Mat is inactive, it is not likely we will exercise the option.

We entered into a consulting agreement with Michael D. Brown, who was then our Senior Vice President for Government Relations and a director, on October 11, 2006. Under the agreement, Mr. Brown was to receive a fee of $10,000 per month. We mutually terminated the agreement effective on August 20, 2007 and paid him $20,000 in fees under the agreement and also reimbursed his expenses. We paid Mr. Brown a total of $50,000 in fees under the agreement. He resigned as an officer and director at the same time.

During the period from inception through late January 2007, GelTech and Dyn-O-Mat each paid a portion of the other’s expenses. GelTech formerly shared a 7,140 square foot office/warehouse facility with Dyn-O-Mat until late January 2007 when Dyn-O-Mat moved to its own nearby facility. Effective February 1, 2007, GelTech and Dyn-O-Mat entered into an Administrative Services Agreement. Under this Agreement, Dyn-O-Mat agreed to pay GelTech $1,000 per month to cover the services including management and bookkeeping provided by GelTech’s employees. Effective July 1, 2007, this Administrative Services Agreement was terminated. As of August 31, 2008,  Dyn-O-Mat owed GelTech  $3,265. This receivable was fully reserved for in fiscal 2008.  During the time the entity was operating as a division of Dyn-O-Mat, all receipts and disbursements were received and/or paid by the Parent Company and recorded as a contribution to the division.

From May 5, 2005 through August 17, 2006, the Phil. D. O’Connell, Jr. Revocable Trust dated September 4, 1991, of which Phil D. O’Connell, Jr., now one of our directors, is the trustee, lent Dyn-O-Mat $338,220, which was guaranteed by Peter Cordani, our Chief Technology Officer and a director. This loan was secured by U.S. Patent No. 6,315,213, our hurricane suppression product, and by a Dyn-O-Mat patent. At the time the security interest was given, the patents were owned by Dyn-O-Mat. In November 2006, Mr. O’Connell elected to convert $238,220 of the outstanding balancing into 150,000 shares of our common stock and 88,220 shares of Dyn-O-Mat common stock, each at the rate of $1.00 per share. Mr. O’Connell has released all of his rights to our hurricane suppression patent and the remaining sums are owed by Dyn-O-Mat. Mr. O’Connell later exchanged the 88,200 shares of Dyn-O-Mat common stock he received into 46,848 shares of GelTech common stock in the exchange offer discussed above.  Mr. O’Connell lent us $18,000 with 9% interest in September 2006 and $4,000 in April 2007 with 9% per annum interest. The loans were evidenced by demand notes and repaid in November 2006 and May 2007, respectively.

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

•

Michael Cordani’s wife as a bookkeeper at $1,000 per week and

•

Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market. All of these people performed services for Dyn-O-Mat prior to its move to new offices.

From September 2006 until August 2008, the Company outsourced its marketing function to a marketing company which generated the creative design and production of marketing materials and brochures, created and placed advertising in various print media and provided content, design and webhosting services for the Company.  The Company’s President, Mr. Joseph Ingarra, is presently cohabitating with an employee of the marketing company.  They became acquainted after the employee began working for the marketing company in November 2007.  From November 2007 to June 30, 2008, the Company incurred charges from the marketing company in the amount of $90,000 and has incurred charges of $52,000 from July 1, 2008 to the present. The Company no longer employs the services of the marketing company.

In February 2008, the Board of Directors approved a Referral Agreement with Mr. Michael R. Donn, Sr., one of its non-employee directors, whereby he will receive a referral fee of 2% for business referred to the Company by him. No fees have been earned.

On March 17, 2008, we entered into a one-year Consulting Services Agreement with WSR Consulting, Inc. (“WSR”) which requires WSR to provide accounting and finance services including providing a Chief Financial Officer. Mr. Michael Hull has been acting as our Chief Financial Officer since that time on behalf of WSR. We pay WSR $5,000 per month for part-time services. As of July 21, 2008, we hired another company, whose shareholder is a 50% shareholder of WSR, to provide investor relations services including issuing a research report and issue periodic reports about GelTech. We are paying this company $3,000 per month for the first three months and $5,000 thereafter. We also issued it 35,000 shares of restricted common stock and granted it piggyback registration rights.

Director Independence

The Board of Directors has determined that Messrs. Phil D. O’Connell, Jr., Michael R. Donn, Sr. and Michael Matte are independent, and that Messrs. Michael Cordani, Chief Executive Officer, Peter Cordani, Chief Technology Officer and Joseph Ingarra, President are not. The Board’s determinations of director independence were made in accordance with the Nasdaq Marketplace Rules.

Item 14.

Principal Accountants Fees and Services.

GelTech’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as GelTech’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in fiscal 2008 were approved by the Audit Committee. In fiscal 2007 and for the first two quarters of fiscal 2008, GelTech’s independent registered public accounting firm was Sweeney Gates & Co. The following table shows the fees for the fiscal year ended June 30, 2008 and for the period from inception, July 19, 2006 to June 30 2007.

	Salberg & Co	Sweeney Gates
	2008	2008 & 2007
Audit Fees (1)	$50,500	$116,600
Audit Related Fees (2)	$0	$12,500
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during fiscal 2008 or by Sweeney, Gates & Co.  in fiscal 2008 or 2007.

Item 15.

Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Employment Agreement, dated September 15, 2006, by and between GelTech and Michael Cordani (1)
10.2	Amendment to Employment Agreement, dated March 17, 2008, by and between GelTech and Michael Cordani
10.3	Employment Agreement, dated December 18, 2006, by and between GelTech and Peter Cordani (1)
10.4	Amendment to Employment Agreement, dated March 17, 2008, by and between GelTech and Peter Cordani
10.5	Employment Agreement, dated September 15, 2006, by and between GelTech and Joseph Ingarra (1)
10.6	Amendment to Employment Agreement, dated March 17, 2008, by and between GelTech and Joseph Ingarra
10.7	Consulting Agreement with Wall Street Resources, Inc.
10.8	Loan Agreement dated November 21, 2006, by and among Dyn-O-Mat, Inc., Peter Cordani and Phil O’Connell, Jr. Revocable Trust (1)
10.9	Michael Donn Referral Agreement (2)
10.10	2007 Equity Incentive Plan (1)
10.11	First Amendment to 2007 Equity Incentive Plan
10.12	Second Amendment to 2007 Equity Incentive Plan
10.13	Form of Stock Option Agreement (2)
14.1	Code of Ethics
21.1	List of Subsidiaries (1)
21.3	Consent of Salberg & Company, P.A.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1)

Contained in Form SB-2 filed on July 20, 2007.

(2)

Contained in Form 10-Q filed on February 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2008

GelTech Solutions, Inc.

By:	/s/ MICHAEL CORDANI
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL R. HULL	Chief Financial Officer (Principal Financial Officer and Chief	September 29, 2008
Michael R. Hull	Accounting Officer)

/s/ JOSEPH INGARRA	Director	September 29, 2008
Joseph Ingarra

/s/ PETER CORDANI	Director	September 29, 2008
Peter Cordani

/s/ MICHAEL R. DONN, SR.	Director	September 29, 2008
Michael R. Donn, Sr.

/s/ PHIL D. O’CONNELL, JR.	Director	September 29, 2008
Phil D. O’Connell, Jr.

/s/ MICHAEL D. MATTE	Director	September 29, 2008
Michael D. Matte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheet of GelTech Solutions, Inc. and Subsidiaries, (a development stage Company) as of June 30, 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2008 and from July 19, 2006 (inception) to June 30, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of the Company as of June 30, 2007 and from July 19, 2006 (inception) to June 30, 2007 were audited by other auditors whose report dated August 28, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements for the period July 19, 2006 (inception) through June 30, 2008 include total revenues and net loss of $152,642 and $3,258,018, respectively.  Our opinion on the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period July 19, 2006 (inception) through June 30, 2008, insofar as it relates to amounts for periods through June 30, 2007, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries (a development stage Company) at June 30, 2008, and the consolidated results of its operations and its cash flows for the year ended June 30, 2008 and from July 19, 2006 (inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2008 of $1,946,626 and $1,970,757 respectively and has a deficit accumulated during the development stage of $3,258,018 at June 30, 2008.  These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

September 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheet of GelTech Solutions, Inc. and subsidiaries (a development stage Company) as of June 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period July 19, 2006 to June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2007, and the results of its operations, stockholders’ equity and its cash flows for the period July 19, 2006 to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial losses for the period July 19, 2006 (inception) to June 30, 2007. This factor raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sweeney, Gates & Co.

Ft. Lauderdale, Florida

August 28, 2007

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2008	2007
ASSETS

Cash and cash equivalents	$230,058	$186,598
Investment in marketable debt securities	750,000	––
Accounts receivable, trade	85,440	12,873
Stock Subscription receivable	––	1,000,000
Related party receivable	––	3,265
Inventories	172,756	87,634
Prepaid expenses and other current assets	15,856	17,871

Total current assets	1,254,110	1,308,241

Furniture, fixtures and equipment, net	35,402	12,738
Deposits	28,596	14,981
	$1,318,108	$1,335,960
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$101,139	$158,885
Accrued expenses	93,899	29,105
Related party payable	––	21,231
Note payable to stockholder	––	250,000
Insurance premium finance contract	8,168	––
Total current liabilities	203,206	459,221

Commitments and contingencies (Note 12)

Stockholder's equity (deficit)

Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	––	––

Common stock: $0.001 par value; 50,000,000 shares authorized;
13,415,422 and 10,285,000 shares issued and outstanding	13,416	10,285
Additional paid in capital	4,359,504	2,177,846
Deficit accumulated during development stage	(3,258,018)	(1,311,392)

Total stockholders' equity	1,114,902	876,739
Total liabilities and stockholders' equity	$1,318,108	$1,335,960

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30, 2008	From Inception July 19, 2006 to June 30, 2007	From Inception July 19, 2006 to June 30, 2008

Sales	$139,225	$13,417	$152,642

Cost of goods sold	55,944	6,083	62,027

Gross profit	83,281	7,334	90,615

Operating expenses:
Selling, general and admistrative expenses	1,989,793	1,113,241	3,103,034
In-process research and development expense	––	150,000	150,000
Research and development	95,555	27,605	123,160

Total operating expenses	2,085,348	1,290,846	3,376,194

Loss from operations	(2,002,067)	(1,283,512)	(3,285,579)

Other income (expense)
Gain (loss) on conversion	30,600	––	30,600
Interest income	33,166	1,551	34,717
Interest expense	(8,325)	(29,431)	(37,756)

Total other income (expense)	55,441	(27,880)	27,561

Net loss	$(1,946,626)	$(1,311,392)	$(3,258,018)

Net loss per common share - basic and diluted	$(0.17)	$(0.16)

Weighted average shares outstanding - basic and diluted	11,621,129	8,380,997

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JULY 19, 2006, INCEPTION, TO JUNE 30, 2007,

THE FISCAL YEAR ENDED JUNE 30, 2008, AND FOR THE PERIOD JULY 19, 2006, INCEPTION, TO JUNE 30, 2008

	Common Stock (Shares)	Common Stock Par Value	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total

Balance at July 19, 2006 (inception)	—	$—	$—	$—	$—

Common stock issued in connection with Dyn-O-Mat purchase	7,250,000	7,250	—	—	7,250
Founders shares issued for legal and consulting services	200,000	200	800	—	1,000
Common stock issued for cash, net of expenses of $22,750	385,000	385	361,865	—	362,250
Common stock issued for release of lien	150,000	150	149,850	—	150,000
Common stock issued for consulting services	25,000	25	24,975	—	25,000
Common stock issued for cash	2,250,000	2,250	1,497,750	—	1,500,000
Warrants granted to a director	—	—	75,500	—	75,500
Common stock issued to renew a loan	25,000	25	16,650	—	16,675
Imputed interest on non-interest bearing loan from stockholder	—	—	12,477	—	12,477
Stock-based compensation	—	—	37,979	—	37,979
Net loss, for the period from inception, July 19, to June 30, 2007	—	—	—	(1,311,392)	(1,311,392)
Balance at June 30, 2007	10,285,000	10,285	2,177,846	(1,311,392)	876,739

Common stock issued for cash, net of expenses of $8,601	3,030,303	3,030	1,988,369	—	1,991,399
Common stock issued to retire debt	90,000	90	59,310	—	59,400
Common stock issued as settlement	11,685	12	7,700	—	7,712
Warrants issued as settlement	—	—	5,068	—	5,068
Stock-based compensation	—	—	131,912	—	131,912
Imputed interest on non-interest bearing loan from stockholder	—	—	8,298	—	8,298
Repurchase and retirement of shares	(1,566)	(1)	(18,999)	—	(19,000)
Net loss, for the fiscal year ended June 30, 2008	—	—	—	(1,946,626)	(1,946,626)

Balance at June 30, 2008	13,415,422	$13,416	$4,359,504	$(3,258,018)	$1,114,902

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 30, 2008	From Inception July 19, 2006 to June 30, 2007	From Inception July 19, 2006 to June 30, 2008

Cash flows from operating activites
Reconciliation of net loss to net cash used in
operating activities:
Net loss	$(1,946,626)	$(1,311,392)	$(3,258,018)
Adjustments to reconcile net loss to net cash
to net cash used in operating activities:
Depreciation	13,830	1,371	15,201
Imputed interest	8,298	12,477	20,775
Amortization of prepaid insurance	12,883	––	12,883
Warrants issued as settlement	5,068	––	5,068
In-process research and development expense	––	150,000	150,000
Common stock issued for services	7,700	25,000	32,700
Commons stock issued for interest	––	16,675	16,675
Warrants issued in connection with financing	––	75,500	75,500
Bad debt reserve	3,265	––	3,265
(Gain) loss on settlement	(30,600)	––	(30,600)
Stock compensation expense	131,912	37,979	169,891
Changes in assets and liabilities:			––
Accounts receivable	(75,832)	(12,873)	(88,705)
Related party receivable	––	(2,486)	(2,486)
Inventories	(85,122)	(87,634)	(172,756)
Prepaid expenses and other current assets	12,265	(16,871)	(4,606)
Deposits	(13,615)	(14,981)	(28,596)
Accounts payable	(57,746)	158,885	101,139
Related party payable	(21,231)	21,231	––
Accrued expenses	64,794	29,105	93,899
Change in due to Parent	––	––	––

Net cash used in operating activities	$(1,970,757)	$(918,014)	$(2,888,771)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 30, 2008	From Inception July 19, 2006 to June 30, 2007	From Inception July 19, 2006 to June 30, 2008

Cash flows from Investing Activities
Purchases of short term marketable debt securities	(750,000)		(750,000)
Purchase of equipment	(36,494)	(14,109)	(50,603)

Net cash used in investing activities	(786,494)	(14,109)	(800,603)

Cash flows from Financing Activities
Proceeds from notes payable	––	268,000	268,000
Payments on Insurance Finance Contract	(11,700)	––	(11,700)
Proceeds from sale of stock for affiliate stock	12	––	12
Repayment of notes payable	(160,000)	(18,000)	(178,000)
Repurchase of common stock	(19,000)	––	(19,000)
Proceeds from sale of common stock	2,991,399	868,721	3,860,120

Net cash provided by financing activities	2,800,711	1,118,721	3,919,432

Net increase in cash and cash equivalents	43,460	186,598	230,058

Cash and cash equivalents - beginning	186,598	––	––

Cash and cash equivalents - ending	$230,058	$186,598	$230,058

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––

Supplemental Schedule of Non-cash Investing and Financing Activities:

Debt repaid through issuance of common stock	$90,000	$––	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. The Company is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 "Accounting and Reporting for Development Stage Enterprises."  GelTech is primarily engaged in business activities that includes finalizing the development of products in three distinct markets: (i) FireIce®, a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) RootGel™, a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) IceWear™, a line of garments that help cool the core body temperature for individuals who work in extreme conditions (e.g., firefighters, police officers, construction workers, race car drivers). Additionally, GelTech owns a United States patent for a method to modify weather.

The Company will continue to report as a development stage company until significant revenues are generated. The corporate office is located in Jupiter, Florida.

Through July 18, 2006, the Company operated as a separate division of Dyn-O-Mat, Inc. (Dyn-O-Mat or the Predecessor Company). The Company was incorporated under the laws of the State of Florida on July 19, 2006 and on November 18, 2006, the Company reincorporated in Delaware under the name of GelTech Solutions, Inc. On July 20, 2006, the Company acquired assets from the Predecessor Company in exchange for 7,250,000 shares of the Company’s common stock. The assets acquired from the Predecessor Company consisted of the following:

Cash received	$6,471
Equipment	779
Intangible assets acquired at predecessor’s cost	––
Assets received	$7,250

The intangible assets acquired consisted of United States patents and other intellectual property which was recorded at the Predecessor Company’s cost basis of zero.  See also Note 9.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries: GelTech Innovations, Inc. and Weather Tech Innovations, Inc. There has been no activity in either subsidiary, however, all intercompany balances and transactions would be eliminated in consolidation.  In July 2008, the Company changed the name of GelTech Innovations to FireIce Gel, Inc. and began conducting the operations related to the sales and marketing of the Company’s FireIce® product through this subsidiary.

Cash and Cash Equivalents

The Company periodically maintains cash balances in financial institutions in excess of the federally insured limit.  For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of a brokerage money market account.

Investments in Marketable Securities

The Company invests in various marketable securities and accounts for such investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with SFAS No. 115 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method.

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist primarily of accounts receivable, investments in marketable debt securities and accounts payable, approximate their fair values due their short term nature.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Products shipped from either our supplier, our third party fulfillment company or our Jupiter Florida location are shipped FOB shipping point.  Normal terms are net 30 or net 60 days depending on the arrangement we have with the customer.  As such, revenue is recognized when product has been shipped from either the supplier, third party fulfillment company or from the Jupiter Florida location.

The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and EITF Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $1,051 and $61 in 2008 and 2007, respectively.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $95,555 and $177,605 for the fiscal year ended June 30, 2008 and during the period from inception, July 19, 2006 to June 30, 2007, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services.  In accordance with SOP 93-7, advertising costs are charged to operations when incurred; such amounts aggregated $21,600 in fiscal 2008 and   $ -0- in the period from inception, July 19, 2006 to June 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates.  Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of capital stock granted for services or settlements, loss contingencies accrued and the valuation allowance on deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  For the year ended June 30, 2008 and the period from July, 19, 2006 (inception) to June 30, 2007 there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses.  At June 30, 2008 there were options to purchase 1,455,000 shares and warrants to purchase 1,032,361 shares of common stock outstanding which may dilute future earnings per share.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.  Stock-based compensation expense recognized under SFAS 123R for the year ended June 30, 2008 was $131,912 and for the period July 19, 2006 (inception) to June 30, 2007 was $37,979 which consisted of compensation related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2008, the total compensation cost for stock options not yet recognized was approximately $366,683. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

2007 Equity Incentive Plan

In January 2007, the Company established the 2007 Equity Incentive Plan under which provided for the issuance of up to 1,500,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. In September 2008, the Board of Directors approved an amendment to the 2007 Equity Incentive Plan increasing the number of stock options, stock appreciation rights, restricted stock or restricted units to 3,500,000.

Under the Equity Incentive Plan, all directors who are not employees or own 10% or more of the Company’s outstanding stock at the time of grant shall automatically receive a grant of stock options of grant as follows:

Initial Grants

A –	Chairman of the Board	- 50,000 options
B –	Director	- 30,000 options
C –	Chair of a Committee	- 10,000 options
D –	Member of a Committee	- 5,000 options

Annual Grants

A –	Chairman of the Board	- 35,000 options
B –	Director	- 20,000 options
C –	Chair of a Committee	- 10,000 options
D –	Member of a Committee	- 5,000 options

All of the options automatically granted to non-employee directors vest over a three year period on each June 30th and December 31st, subject to continuing as a director, Committee member, Chairman of the Board or Chairman of a Committee on the applicable vesting date. Because our Chairman of the Board, is an employee, he is not eligible for a grant.  The exercise price of options or stock appreciation rights granted under the 2007 Equity Incentive Plan shall not be less than the fair market value of the underlying common stock at the time of grant.  In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the Equity Incentive Plan shall expire no later than ten years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Board of Directors or the Compensation Committee, in their sole discretion. The total number of shares with respect to which options or stock awards may be granted under the Equity Incentive Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

The Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the Equity Incentive Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

with respect to any awards under this Equity Incentive Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the Equity Incentive Plan, the Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both.

All of our Stock Option Agreements provide for “clawback” provisions, which enable our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

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

The fair value of stock option grants for the fiscal year ended June 30, 2008 and for the period from inception, July 19, 2006 to June 30, 2007 were estimated using the following weighted- average assumptions:

	2008	2007
Risk free interest rate	3.09-3.36%	5.0%
Expected term in years	5-10	5
Dividend yield	––	––
Volatility of common stock	50% - 53%	50%
Estimated annual forfeitures	––	––
Weighted-average fair price	$0.32	$0.33

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The volatility was estimated using the comparable companies’ method since our common stock was not trading during the periods presented.

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the year ended June 30, 2008 and for the period from inception, July 19, 2006 to June 30, 2007 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate IntrinsicValue
Balance at inception, July 19, 2006	––	$––	––	$––
Granted	480,000	$0.78	5.00	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at June 30, 2007	480,000	$0.78	4.31	$1,305,600
Exercisable at June 30, 2007	121,668	$1.00	4.26	$304,170

Weighted average fair value of options granted during the period from July 19, 2006 to June 30, 2007		$0.46

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Balance at June 30, 2007	480,000	$0.78	4.31	$––
Granted	775,000	$0.74	10.00	––
Exercised	––	$––	––	––
Forfeited	(80,000)	$0.79	3.87	––
Expired	––	$––	––	––
Outstanding at June 30, 2008	1,175,000	$0.82	7.53	$3,149,000
Exercisable at June 30, 2008	379,169	$0.90	5.46	$985,839

Weighted average fair value of options granted during the year ended June 30, 2008		$0.46

A summary of options issued to non-employees under the 2007 Plan and changes during the period from inception, July 19, 2006 to June 30, 2008 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at inception, July 19, 2006	––	$––	––	$––
Granted	70,000	$0.95	4.71	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at June 30, 2007	70,000	$0.95	4.71	$178,500
Exercisable at June 30, 2007	10,000	$1.00	4.67	$25,000

Weighted average fair value of options granted during the period from July 19, 2006 to June 30, 2007		$0.47

Balance at June 30, 2007	70,000	$0.95	4.71	$––
Granted	40,000	$0.67	10.00	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at June 30, 2008	110,000	$0.85	5.89	$291,500
Exercisable at June 30, 2008	39,999	$0.92	4.70	$103,197

Weighted average fair value of options granted during the year ended June 30, 2008		$0.35

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Non-Employee, Non-Director Options,
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at inception, July 19, 2006	––	$––	––	$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at June 30, 2007	––	$––	––	$––
Exercisable at June 30, 2007	––	$––	––	$––

Weighted average fair value of options granted during the period from July 19, 2006 to June 30, 2007		$––

Balance at June 30, 2007	––	$––	––	$––
Granted	170,000	$1.00	5.00	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at June 30, 2008	170,000	$1.00	4.53	$425,000
Exercisable at June 30, 2008	70,623	$1.00	4.53	$176,558

Weighted average fair value of options granted during the year ended June 30, 2008		$0.24

On September 15, 2006, the Company issued incentive stock options to purchase a total of 350,000 shares of the Company’s common stock to two officers (175,000 each) for current and future services. The options have an exercise price ($1.00) equal to the fair market value of the Company’s common stock on the date of grant. The options expire on September 15, 2011 and vest in equal increments over the three-year vesting term each June 30 and December 31 subject to continued employment as of the applicable vesting date. Upon adoption of the 2007 Equity Incentive Plan (the 2007 Plan) in March 2007, the options were reissued under the 2007 Plan on the same terms and conditions. Since the fair market value of the common stock had not changed, there will be no expense related to the reissuance of the options.

On March 2, 2007, the Company issued non-qualified stock options under the 2007 Plan to purchase a total of 90,000 shares of the Company’s common stock to three directors (30,000 each) for current and future services. The options have an exercise price ($1.00) equal to the fair market value of the Company’s common stock on the date of grant. The options expire on March 2, 2012 and vest in equal increments over the a three-year term each June 30 and December 31 subject to continued service with the Company in the capacity in which the grant was received as of the applicable vesting date.  In 2008 this employee resigned and the options terminated.  A cumulative expense of $2,483 was reversed at the options termination date.

On June 25, 2007, the Company issued non-qualified stock options under the 2007 Plan to purchase a total of 110,000 shares of the Company’s common stock to an officer (50,000), and an employee (50,000) and two directors (5,000 each) for current and future services. The options have an exercise price ($0.667) equal to the fair market value of the Company’s common stock on the date of grant. The options expire on June 25, 2012 and vest in equal increments over a three-year term each June 30th and December 31st subject to continued service with the Company in their present capacity.  In 2008, this officer resigned. Because his stock options were subject to signing the Company’s standard stock option agreement and he refused to sign such an agreement, the options expired three months after resignation from the Company. A cumulative expense of $5,520 was reversed at the options termination date.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

In March 2008, the Company granted options to purchase 640,000 shares of the Company’s common stock to executive management and a director of the Company. The options have an exercise price of $0.667 per share, vest over three years and have a ten year term. In addition, one senior management official was granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.00 per share, vesting over three years with a ten year term. The Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to provide for 10 year option grants to non-employee directors

In May 2008, the Company granted options to purchase 170,000 shares of the Company’s common stock to members of the Company’s advisory board.  The options have an exercise price of $1.00 per share, vest in varying amounts over two years and have a 5-year term.

Warrants to Purchase Common Stock

Warrants Issued as Settlements
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at inception, July 19, 2006	––	$––	––
Granted	724,058	$1.03	3.00
Exercised	––	$––	––
Forfeited	(250,000)	$1.02	3.00
Expired	––	$––	––
Outstanding at June 30, 2007	474,058	$1.05	2.92
Exercisable at June 30, 2007	474,058	$1.05	2.92

Weighted average fair value of options granted during the period from July 19, 2006 to June 30, 2007		$0.16

Balance at June 30, 2007	474,058	$1.05	2.90
Granted	30,000	$1.00	3.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2008	504,058	$1.05	1.92
Exercisable at June 30, 2008	504,058	$1.05	1.92

Weighted average fair value of options granted during the year ended June 30, 2008		$0.17

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

A summary of warrants issued for cash and changes during the period from inception, July 19, 2006 to June 30, 2008 is as follows:

Warrants issued for cash
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at inception, July 19, 2006	––	$––	––
Granted	225,000	$1.00	3.0
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2007	225,000	$1.00	2.92
Exercisable at June 30, 2007	––	$1.00	––

Weighted average fair value of warrants granted during the period from July 19, 2006 to June 30, 2007		$0.17

Balance at June 30, 2007	225,000	$1.00	2.92
Granted	303,303	$1.25	3.0
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2008	528,303	$1.14	2.29
Exercisable at June 30, 2008	528,303	$1.14	2.29

Weighted average fair value of warrants granted during the year ended June 30, 2008		$0.11

On May 31, 2007, the Company issued three year warrants to purchase 474,058 shares of the Company’s common stock for $1.05 per share to a director in exchange for the cancellation of warrants to purchase shares of Dyn-O–Mat, Inc., the Company’s predecessor.  The Company recognized expense of $75,500 related to these warrants which vested immediately

On May 29, 2007, the Company issued warrants to purchase 225,000 shares of common stock for $1.00 per share, in connection with the sale of 2,250,000 shares of the Company’s common stock for $1,500,000. The warrants vest in one year and have a three year term.  No expense was recognized related to the warrants as their fair market value was part of the purchase price.

In 2008, 30,000 warrants were issued as a settlement resulting in an expense of $5,068.  The warrants vested in April 2008, have an exercise price of $1.25 and expire in April 2010.

In 2008, the Company issued warrants to purchase 303,303 shares of the Company’s common stock at an exercise price of $1.25 for three years in connection with the sale of 3,030,303 shares of the Company’s common stock for $2,000,000.  In addition, the Company entered into a Registration Rights Agreement with the investor which grants the investor certain rights with respect to the registration of the shares acquired and the shares underlying the warrants granted.  The warrants are not exercisable until January 30, 2009.  There was no expense associated with this issuance as they were issued for cash as part of the unit sale.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Beginning July 1, 2007, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48), Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Effective July 1, 2007, the Company adopted FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2008, tax years 2006, 2007 and 2008 are still subject to audit. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

Reclassifications

Certain amounts included in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact, if any, that SFAS 159 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141 (R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FASB No. 160”). The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141(R).

FASB No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of FASB No. 160 is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. FASB No. 160 shall be applied prospectively as of the beginning of the fiscal year in which FASB No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in 2008 of $1,946,626 and $1,970,757 respectively and has a deficit accumulated during the development stage of $3,258,018 at June 30, 2008.  In addition, the Company has generated minimal revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In July 2008, the Company entered into a $4 million line of credit agreement with its largest shareholder to provide working capital to fund the purchase of inventory for specific sales orders received from customers.  The line bears annual interest of 5% and draws upon the line are repayable within 120 days of funding.  In addition, in September 2008, the Company entered into a $1 million line of credit with its largest shareholder to provide for the general working capital needs of the Company.  This line of credit bears interest of 10% and is repayable on September 15, 2009.  The Company is in the final stages of gaining approval for use of its FireIce Gel product by the California Department of Fire Prevention.  Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.

INVESTMENTS IN MARKETABLE DEBT SECURITIES

As of June 30, 2008, investments in marketable debt securities consisted of investments in variable rate demand municipal bond obligations with original maturities greater than three months and variable interest rates, which typically reset every 7 days.  Despite the long-term nature of their stated contractual maturities which at June 30, 2008 range from 5 to 20 years, we generally have the ability to quickly liquidate these securities through standby bond purchase agreements and, accordingly, they are considered short-term investments. Purchases of these short-term investments are included in investing activity in our Consolidated Statements of Cash Flows. All income generated from these investments is recorded as interest income.

The following represents information about available-for sales securities held as of June 30, 2008:

	Cost	Aggregate Unrealized Gains (Losses)	Aggregate Fair Value
Debt Securities	$750,000	$ ––	$750,000

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

4.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2008 and 2007 was as follows:

	2008	2007
Accounts receivable	$85,440	$12,873
Allowance for doubtful accounts	––	––
	$85,440	$12,873

Bad debt expense on trade accounts receivable for 2008 and 2007 was $0 and $0, respectively.  Bad debt expense on other related party receivables was $3,265 in 2008.

5.

INVENTORIES

Inventories consisted of the following at June 30, 2008 and 2007:

	2008	2007
Finished goods	$110,676	$72,099
Raw materials and packaging	62,080	15,535
Total	$172,756	$87,634

6.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2008 and 2007:

	Estimated	June 30,
	Useful Life	2008	2007

Equipment	3 - 5 years	$33,720	$14,109
Furniture and fixtures	5 years	16,883	––
		50,603	14,109
Accumulated depreciation		(15,201)	(1,371)
		$35,402	$12,738

Depreciation expense in 2008 and 2007 was $13,830 and $1,371, respectively.

7.

NOTES PAYABLE TO STOCKHOLDER

During the period from inception, July 19, 2006 to June 30, 2007, the Company received non-interest bearing loans from a consultant totaling $250,000. The Company has imputed interest at a rate of 9% per year. On June 29, 2007, the terms of the notes were renegotiated. The renegotiated terms called for repayment of $100,000 on or before July 15, 2007 and the issuance of a $150,000 unsecured note due in one year with annual interest of 6%.  On July 10, 2007, the Company repaid the $100,000 per the renegotiated terms and paid $10,000 on September 18, 2007. On February 13, 2008 the full amount of the debt, $140,000, was paid by the Company by paying $50,000 and issuing 90,000 shares of the Company’s common stock. The Company recognized a gain on settlement of $30,600 on the issuance of shares.

8.

STOCKHOLDERS’ EQUITY

Common Stock For Purchase and Founders Shares

On July 20, 2006, the Company issued 7,250,000 shares of common stock to the Predecessor Company in a purchase transaction involving the GelTech division in return for the assignment of intellectual property rights and various inventions. Also on July 20, 2006, the Company issued 200,000 founders’ common shares to the Company’s legal counsel for legal fees of $1,000.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

Common Stock Issued for Consulting Services

On August 27, 2006, the Company issued 425,000 shares of the Company’s common stock and 250,000 warrants to purchase shares of the Company’s common stock to a consultant for professional services rendered. On June 29, 2007 these shares and warrants were cancelled and the related expense was reversed.

On February 9, 2007, the Company issued 25,000 shares of the Company’s common stock to a consultant for professional services rendered. The shares were valued at $1 per share and the resulting $25,000 expense is included in consulting expense for the period from July 19, 2006 (inception) to June 30, 2007 in the consolidated statement of operations.

Common Stock Issued for Cash

From July 19, 2006 (inception) to May 11, 2007, the Company sold 385,000 shares of common stock for $1 per share. The Company received proceeds of $362,250, net of $22,750 of finder’s fees.

On May 29, 2007, the Company sold 2,250,000 shares of common stock and warrants to purchase 225,000 shares of common stock for $.667 per share, to an accredited investor for $1,500,000. Payment terms of this agreement were for $500,000 cash immediately, and $1,000,000 to be paid by July 2, 2007. On June 29, 2007, the Company received the $1,000,000 payment.

In January 2008, the Company received $2,000,000 from an individual investor in exchange for 3,030,303 shares of the Company’s common stock and 303,303 three year warrants to purchase shares of the Company’s common stock at an exercise price of $1.25.  In addition, the Company entered into a Registration Rights Agreement with the investor which grants the investor certain rights with respect to the registration of the shares acquired and the shares underlying the warrants granted.

Common Stock Issued to Extend Note Terms

On June 29, 2007, the Company entered into a settlement agreement to formally extend the term of a note payable (see Note 4).  As an inducement, the Company issued the noteholder 25,000 shares of common stock, and recorded an expense of $16,675.

Common Stock Repurchase and Cancellation

During the quarter ended September 30, 2007, the Company repurchased in private transactions 2,566 common shares from two stockholders for a total of $19,000. The repurchased shares were subsequently cancelled.

Common Stock Issued to Settle Note Payable

On February 13, 2008, the Company issued 90,000 shares of common stock in settlement of notes payable in the amount of $90,000. The shares were valued at contemporaneous sale price of $0.66 or $59,400 resulting in a gain on settlement of $30,600. (See Note 7)

Common Stock Issued to Stockholders of an Affiliate

In March 2008, the Company issued 11,685 shares of common stock to stockholders of Dyn-O-Mat, Inc. and recorded a cash payment of $12. As there was no obligation on the part of the Company to issue the shares, the Company recorded the difference between the fair value of $7,712 and the cash paid as an expense.

9.

IN-PROCESS RESEARCH AND DEVELOPMENT

On July 20, 2006, the Company acquired intellectual property including one patent, for a method to modify weather, which was subject to a lien of $150,000 based upon a note payable held by a minority stockholder of the Predecessor Company. In December 2006, the Company issued 150,000 shares of common stock to the note holder in exchange for release of the lien from the Predecessor Company. The technology is currently under development and therefore the value of the common stock issued was expensed in 2007 as in-process research and development. The note holder was director of the Company at the time the shares were issued.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

10.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the period from inception, July 19, 2006 to June 30, 2007 or for the fiscal year ended June 30, 2008.  Deferred tax assets as of June 30, 2008 and 2007, were as follows:

	June 30, 2008	June 30, 2007
Net operating losses	$1,128,938	$483,000
Stock-based compensation	92,341
Less: Deferred tax liability - depreciation	(1,031)	—
Net deferred tax asset	1,220,248	483,000
Less valuation allowance	(1,220,248)	(483,000)

Net deferred tax asset	$––	$––

The Company had available at June 30, 2008, net operating loss carryforwards for federal and state tax purposes of approximately $3,000,000 that could be applied against taxable income in subsequent years through June 30, 2028.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The net change in the valuation allowance for the period July 19, 2006 to June 30, 2007 was an increase of $737,248 resulting primarily from the net operating loss generated.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the period from inception, July 19, 2006 to June 30, 2007 and for the fiscal year ended June 30, 2008 was as follows:

	For the Year Ended June 30, 2008		For the Period from Inception, July 19, 2006 to June 30, 2007
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(661,853)	-34.00%	$(445,873)	-34.00%
State taxes, net of federal benefit	(70,391)	-3.62%	(47,604)	-3.62%
Other	(5,004)	-0.25%	10,477	0.80%
Change in valuation allowance	737,248	37.87%	483,000	36.82%
	$––	0.00%	$––	0.00%

11.

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

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

A director lent us $18,000 with 9% interest in September 2006 and $4,000 in April 2007 with 9% per annum interest. The loans were evidenced by demand notes and repaid in November 2006 and  May 2007, respectively.

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

•

Michael Cordani’s wife as a bookkeeper at $1,000 per week and

•

Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market. All of these people performed services for Dyn-O-Mat prior to its move to new offices.

We entered into a consulting agreement with Michael D. Brown, who was then our Senior Vice President for Government Relations and a director, on October 11, 2006. Under the agreement, Mr. Brown was to receive a fee of $10,000 per month. We mutually terminated the agreement effective on August 20, 2007 and paid him $20,000 in fees under the agreement and also reimbursed his expenses. We paid Mr. Brown a total of $50,000 in fees under the agreement. He resigned as an officer and director at the same time.

From September 2006 until August 2008, the Company outsourced its marketing function to a marketing company which generated the creative design and production of marketing materials and brochures, created and placed advertising in various print media and provided content, design and webhosting services for the Company.  The Company’s President, Mr. Joseph Ingarra, is presently cohabitating with an employee of the marketing company.  They became acquainted after the employee began working for the marketing company in November 2007.  From November 2007 to June 30, 2008, the Company incurred charges from the marketing company in the amount of $90,000 and has incurred charges of $52,000 from July 1, 2008 to the present. The Company no longer employs the services of the marketing company.

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

In March 2008, we entered into a one-year Consulting Services Agreement with WSR Consulting, Inc. (“WSR”) which requires WSR to provide accounting and finance services including providing a Chief Financial Officer. Mr. Michael Hull has been acting as our Chief Financial Officer since that time on behalf of WSR. We pay WSR $5,000 per month for part-time services.  In July 2008, we hired another company, whose shareholder is a 50% shareholder of WSR, to provide investor relations services including issuing a research report and issue periodic reports about GelTech. We are paying this company $3,000 per month for the first three months and $5,000 thereafter. We also issued it 35,000 shares of restricted common stock and granted it piggyback registration rights.

In August 2008, the Company signed a revolving line of credit agreement which would allow the Company to borrow up to $4,000,000 from a significant shareholder of the Company.  See Note 14.

12.

COMMITMENTS AND CONTINGENCIES

On September 12, 2006, the Company entered into a lease for office and warehouse space located in Jupiter, Florida. The lease term begins on October 1, 2006 and terminates on September 30, 2008. The Company was previously under a month-to-month lease.

Approximate future minimum lease payments required under this non-cancellable operating lease amount to $23,446 during fiscal 2009.

Rent expense for the fiscal year ended June 30, 2008 was $78,704 and for the period from inception, July 19, 2006 to June 30, 2007 was $57,565.

On September 15, 2006, the Company entered into employment agreements with two of its officers and on December 18, 2006 the Company entered into an employment agreement with a third officer. Each agreement is for a term of three years and

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

requires the payment of $91,000 in annual compensation to each officer. In addition, two of the employment contracts include the issuance of incentive stock options to purchase 175,000 shares of the Company’s common stock to each of the officers.  Effective March 17, 2008, the Board authorized an amendment to the employment agreements with the officers.  The officers agreed to eliminate their automobile allowances of $875 per month. In exchange, their annual compensation has been increased from $91,000 to $125,000, and each officer was granted 200,000 stock options exercisable at $0.667 per share over a 10-year period, subject to semi-annual vesting if still employed by the Company on each applicable vesting date. The Board also granted an additional 175,000 stock options to the officer that did not receive an initial grant, exercisable at $1.00 per share over a 10-year period, subject to the same vesting described in the prior sentence. The Board also agreed to amend a provision of the officers’ employment agreements which permits them to resign for “Good Reason” and receive severance equal to three years base salary and have all unvested options vest. Under this provision, each officer has 180 days to resign in the event a shareholder acquires beneficial ownership of at least 30% of the Company’s common stock. On January 30, 2008, an investor passed this 30% threshold as described on a Form 8-K filed by the Company on the same day. The amendment will give each officer until December 31, 2008 to make this election.  See Note 2 for additional information on the options granted the officers.

In October 2006, the Company entered into a Consulting Agreement with a consultant to perform part-time marketing services for $10,000 a month for a 12-month period. Subsequent to entering into the Agreement, the consultant was appointed Senior Vice President of Government Relations and as a director of GelTech. At June 30, 2007, the Company owed a director $21,231 in consulting fees under the terms of his consulting agreement.  During August 2007, the Company and the consultant mutually agreed to terminate the consulting agreement.

 The Company was sued on February 4, 2008  as a “successor in interest” to Dyn-O-Mat, Inc. whereby the plaintiff was seeking $77,000 of director’s fees and a consulting fee. The Company has been advised by counsel that the suit is baseless since the Company is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 35,000 shares of Dyn-O-Mat in satisfaction of $35,000 of the liability. The plaintiff received the Dyn-O-Mat stock in October 2005. The Company was also sued on February 4, 2008 by an additional plaintiff who alleges the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $30,000 arising from director’s fees. The Company has been advised by counsel that this suit is baseless since it is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 12,500 shares of Dyn-O-Mat in satisfaction of $12,500 of the liability. The plaintiff was issued Dyn-O-Mat stock  in October 2005.  Further, the Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively.  In addition, the plaintiff seeks to recover certain of his  personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer in the Company’s offices.  The defendants have filed motions to dismiss and contend that the lawsuit is baseless.  As of June 30, 2008, the Company estimated that the probable cost related to the above matters was $70,000, and has accrued a liability for that amount.

13.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2008. As of June 30, 2008, the Company had $170,637 in cash equivalent balances held in corporate money market funds that are not insured.

At June 30, 2008, approximately 93% of accounts receivable was from one customer.

During 2008, three customers accounted for approximately 56%, 13% and 11% of sales.

During 2008 all sales resulted from two products, FireIce® and RootGel™ which made up 56% and 44% of total sales.

During the year ended June 30, 2008, the Company purchased approximately $109,000 of raw material from one vendor which amounted to 77% of the increase in inventory and cost of sales in fiscal 2008.

GelTech Solutions, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

14.

SUBSEQUENT EVENTS

On August 5, 2008, the Company signed a revolving line of credit agreement which would allow the Company to borrow up to $4,000,000 from a significant shareholder of the Company.  Under the line of credit agreement, borrowings may only be used for direct costs associated with acquisition and financing the production of inventory in order to fulfill a contract between a third party and the Company pertaining to the sale of the Company’s products and amounts borrowed will be due 120 days after the date of advancement and will bear interest at an annual rate of 5%. The agreement contains a 15% penalty upon any default.   The agreement expires on the earlier of (1) default or (2) eleven months from the date of the agreement, July 5, 2009, and no advances may be made within 120 days of July 5, 2009.

In September 2008, the Company entered into a $1 million line of credit with its largest shareholder to provide for the general working capital needs of the Company.  This line of credit bears annual interest of 10%.  The agreement contains a 15% penalty upon any default. The agreement expires on the earlier of (1) default or (2) September 15, 2009, and no advances may be made after August 15, 2009.

On September  26, 2008, the Board of Directors granted options to purchase 110,000 shares of the Company’s common stock to its independent directors.  The options have an exercise price of $0.88 and expire in 10 years.

In July 2008, the Company issued 35,000 shares of the Company’s common stock in connection with an agreement to provide investor relations services and issued 21,044 shares of common stock in connection with the cashless exercise of warrants to purchase 30,000 shares of common stock at an exercise price of $1.25 per share.