Form 10-Q
period 2008-09-30
GelTech Solutions, Inc.
filed 2008-11-13
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of outstanding shares of the issuer’s common stock as of November 7, 2008 was 13,471,466.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

GELTECH SOLUTIONS, INC.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheets – as of September 30, 2008 (Unaudited)

1

Condensed Consolidated Statements of Operations – For the three months ended September 30, 2008 and 2007 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows – For the three months ended September 30, 2008 and 2007 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

13

Item 4.        Controls and Procedures

13

Item 4T.     Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

14

Item 1A.     Risk Factors

14

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.        Defaults Upon Senior Securities

14

Item 4.        Submission of Matters to a Vote of Security Holders

14

Item 5.       Other Information

14

Item 6.       Exhibits

14

SIGNATURES

15

EXHIBIT INDEX

16

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2008	As of June 30, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$230,982	$230,058
Investment in marketable debt securities	100,000	750,000
Accounts receivable, trade	94,636	85,440
Inventories	241,938	172,756
Prepaid expenses and other current assets	47,838	15,856

Total current assets	715,394	1,254,110

Furniture, fixtures and equipment, net	31,354	35,402
Deposits	26,668	28,596
	$773,416	$1,318,108
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$135,108	$101,139
Accrued expenses	98,537	93,899
Insurance premium finance contract	5,812	8,168

Total current liabilities	239,457	203,206

Commitments and contingencies

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	––	––
Common stock: $0.001 par value; 50,000,000 shares authorized;
13,471,466 and 13,415,422 shares issued and outstanding	13,471	13,416
Additional paid in capital	4,454,995	4,359,504
Accumulated deficit	(3,934,507)	(3,258,018)
Total stockholders' equity	533,959	1,114,902
Total liabilities and stockholders' equity	$773,416	$1,318,108

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
Sales	$70,341	$13,990

Cost of goods sold	19,939	7,253

Gross profit	50,402	6,737

Operating expenses:
Selling, general and administrative expenses	722,503	415,845
Research and development	16,817	25,736

Total operating expenses	739,320	441,581

Loss from operations	(688,918)	(434,844)

Other income (expense)
Interest income	12,767	6,686
Interest expense	(338)	(3,590)

Total other income (expense)	12,429	3,096

Net loss	$(676,489)	$(431,748)

Net loss per common share - basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding - basic and diluted	13,462,821	10,275,500

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Reconciliation of net loss to net cash used in
operating activities:
Net loss	$(676,489)	$(431,748)
Adjustments to reconcile net loss to net cash
to net cash used in operating activities:
Depreciation	7,440	2,326
Imputed interest	––	3,590
Amortization of prepaid expenses	12,729	––
Stock compensation expense	57,046	16,141
Changes in assets and liabilities:
Accounts receivable	(9,196)	899
Inventories	(69,182)	7,253
Prepaid expenses and other current assets	(1,614)	(9,344)
Deposits and other assets	1,928	(5,000)
Accounts payable	33,969	(115,989)
Related party payable	––	(21,231)
Accrued expenses	4,638	11,874
Net cash used in operating activities	(638,731)	(541,229)

Cash flows from Investing Activities
Sales of short term marketable debt securities	650,000	650,000
Purchases of equipment	(3,392)	(12,506)
Net cash used in investing activities	646,608	(12,506)

Cash flows from Financing Activities
Payments on Insurance Finance Contract	(6,953)	––
Repayment of notes payable	––	(110,000)
Repurchase of common stock	––	(19,000)
Proceeds from sale of common stock	––	1,000,000
Net cash provided by financing activities	(6,953)	871,000
Net increase in cash and cash equivalents	924	317,265
Cash and cash equivalents - beginning	230,058	186,598

Cash and cash equivalents - ending	$230,982	$503,863

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$383	$––
Cash paid for income taxes	$––	$––

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

1.

Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. Beginning in July 2008, the Company is no longer in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 "Accounting and Reporting for Development Stage Enterprises."  GelTech is now primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce™, a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) RootGel™, a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) IceWear™, a line of garments that help cool the core body temperature for individuals who work in extreme conditions (e.g., firefighters, police officers, construction workers, race car drivers). Additionally, GelTech owns a United States patent for a method to modify weather.

The Company will no longer continue to report as a development stage company, since significant revenues have been generated and the company operations have moved beyond the activities of identifying and developing products to the activities of marketing, selling and distributing products. The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: GelTech Innovations and FireIce Gel, Inc. (formerly Weather Tech Innovations). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce through FireIce Gel, Inc. These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The information included in these unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed on September 29, 2008.

Inventories

Inventories as of September 30, 2008 consisted of raw materials and finished goods in the amounts of $194,344 and $47,594, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in the fiscal 2009 period include the allowance for doubtful accounts, valuation of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services and the deferred tax assets.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2008, there were options to purchase 1,550,000 shares of the Company’s common stock and warrants to purchase 528,303 shares of the Company’s commons stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under SFAS 123R for the period July 1, 2008 to September 30, 2008 was $57,046 which consisted of compensation related to employee stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2008, the total compensation cost for stock options not yet recognized was approximately $356,522. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

In September 2008, the Company granted options to purchase 95,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $0.88 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 53%, an expected term of five years and a discount rate of 3.05%. The value of the options will be recognized over the vesting term, one year. The Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

A summary of stock option transactions for all stock options for June 30, 2008 to September 30, 2008 is as follows:

Employee Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	480,000	$0.93	4.20	$––
Granted	––	$––	––	$––
Exercised	––	$––	––	$––
Forfeited	––	$––	––	$––
Expired	––	$––	––	$––
Outstanding at September 30, 2007	480,000	$0.93	3.90	$––
Exercisable at September 30, 2007	116,668	$0.93	3.90	$––
Weighted average fair value of options granted during the three months ended September 30, 2007		$0.46
Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	––	$––	––
Exercised	––	$––
Forfeited	––	$––	––
Expired	––	$––
Outstanding at September 30, 2008	1,175,000	$0.82	7.28	$94,000
Exercisable at September 30, 2008	379,169	$0.90	5.21	$––
Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2007 to September 30, 2007 and from June 30, 2008 to September 30, 2008 is as follows:

Options Issued to Directors	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	70,000	$0.95		$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at September 30, 2007	70,000	$0.95	4.71	$––
Exercisable at September 30, 2007	10,000	$1.00	4.71	$––
Weighted average fair value of options granted during the three months ended September 30, 2007		N/A
Balance at June 30, 2008	110,000	$0.85	5.89	$––
Granted	95,000	$0.88	5.00	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at September 30, 2008	205,000	$0.86	7.82	$8,200
Exercisable at September 30, 2008	39,999	$0.92	4.45	$––
Weighted average fair value of options granted during the three months ended September 30, 2008		$0.43

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

Non-Employee, Non-Director Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	––	$––	––	$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at September 30, 2007	––	$––	––	$––
Exercisable at September 30, 2007	––	$––	––	$––
Weighted average fair value of options granted during the three months ended September 30, 2007		N/A
Balance at June 30, 2008	170,000	$1.00	5.00	$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at September 30, 2008	170,000	$0.99	4.27	$––
Exercisable at September 30, 2008	70,623	$0.99	4.27	$––
Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

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

The fair value of stock option grants for the period from July 1, 2008 to September 30, 2008 was estimated using the following weighted- average assumptions:

Risk free interest rate	3.05%
Expected term (in years)	5 .0
Dividend yield	–
Volatility of common stock	52.62%
Estimated annual forfeitures	–
Weighted-average fair value	$0.43

2.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of September 30, 2008, the Company has incurred losses from operations of $3,934,507 since inception, $676,489 for the three months ended September 30, 2008 and used cash from operations of $638,731 during the three months ended September 30, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

3.

Line of Credit Agreements

On August 5, 2008, the Company signed a revolving line of credit agreement which would allow the Company to borrow up to $4,000,000 from its largest shareholder of the Company. Under the line of credit agreement, borrowings may only be used for direct costs associated with acquisition and financing the production of inventory in order to fulfill a contract between a third party and the Company pertaining to the sale of the Company’s products and amounts borrowed will be due 120 days after the date of advancement and will bear interest at an annual rate of 5%. The agreement contains a 15% penalty upon any default.  The agreement expires on the earlier of (1) default or (2) eleven months from the date of the agreement, July 5, 2009, and no advances may be made within 120 days of July 5, 2009.

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

As of September 30, 2008, no advances have been made under either line of credit.

4.

Stockholders’ Equity

Common Stock for Services

On July 21, 2008, the Company issued 35,000 shares of the Company’s common stock in connection with an agreement to provide investor relations services. The shares had a fair market value of $38,500 based upon a quoted trading price of $1.10 per share which was recorded as a prepaid expense and will be amortized over the term of the consulting agreement, one year.

Common Stock Issued for Cashless Exercise of Warrants

On July 3, 2008, the Company issued 21,044 shares of common stock in connection with the cashless exercise of warrants to purchase 30,000 shares of common stock at an exercise price of $1.25 per share.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

Common Stock Warrants

A summary of outstanding warrants as of September 30, 2008 and changes during the three months ended September 30, 2008 is as follows:

Warrants Issued as Settlements	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	474,058	$1.05	2.92
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2007	474,058	$1.05	2.67
Exercisable at September 30, 2007	474,058	$1.05	2.67
Weighted average fair value of options granted during the three months ended September 30, 2007		N/A
Balance at June 30, 2008	504,058	$1.05	1.92
Granted	––	$––	––
Exercised	(30,000)	$1.00	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	474,058	$1.05	1.66
Exercisable at September 30, 2008	474,058	$1.05	1.66
Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

A summary of warrants issued for cash and changes during the periods June 30, 2007 to September 2007 and from June 30, 2008 to September 30, 2008 is as follows:

Warrants issued for cash
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	225,000	$1.00	2.92
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2007	225,000	$1.00	2.67
Exercisable at September 30, 2007	––	$1.00	––
Weighted average fair value of options granted during the three months ended September 30, 2007		N/A
Balance at June 30, 2008	528,303	$1.14	2.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	528,303	$1.14	2.04
Exercisable at September 30, 2008	528,303	$1.14	2.04
Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Period Ended September 30, 2008

(Unaudited)

5.

Contingencies

The Company was sued on February 4, 2008 as a “successor in interest” to Dyn-O-Mat, Inc. whereby the plaintiff was seeking $77,000 of director’s fees and a consulting fee. The Company has been advised by counsel that the suit is baseless since the Company is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 35,000 shares of Dyn-O-Mat in satisfaction of $35,000 of the liability. The plaintiff received the Dyn-O-Mat stock in October 2005. The Company was also sued on February 4, 2008 by an additional plaintiff who alleges the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $30,000 arising from director’s fees. The Company has been advised by counsel that this suit is baseless since it is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 12,500 shares of Dyn-O-Mat in satisfaction of $12,500 of the liability. The plaintiff was issued Dyn-O-Mat stock in October 2005. As of June 30, 2008, the Company estimated that the probable cost related to the above matters was $70,000, and has accrued a liability for that amount. As of September 30, 2008, no additional accrual has been recorded.

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

6.

Related Party Transactions

In September 2008, the Company granted options to purchase 95,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $0.88 per share, vest over one year and have a ten year term. The Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000.

7.

Subsequent Events

In October 2008, the Company received six purchase orders totaling $896,500 for delivery of its patented FireIce™ fire suppression product beginning in December 2008 to a marketing and distribution partner in California.

On November 10, 2008, the Company received a $200,000 advance against its $1 million line of credit agreement, to be used for working capital and preparation to deliver on the purchase orders described above.

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

Overview

In 2007, we initiated marketing and sales of RootGel™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we initiated marketing FireIce™, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. We also intend later in fiscal 2009 to complete development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to become a viable business.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by the GelTech Division of Dyn-O-Mat, Inc., a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce and IceWear while at Dyn-O-Mat and developed an earlier version of RootGel™ at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel™ on behalf of GelTech. Although we do not intend to begin marketing WeatherTech, our hurricane suppression product, in the foreseeable future. Mr. Cordani also developed that product while at Dyn-O-Mat.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

Sales

For the three months ended September 30, 2008, we had sales of $70,341 as compared to sales of $13,990 for the three months ended September 30, 2007, an increase of $56,351 or 402%. Sales consisted of $47,682 for RootGel™ and $22,659 for FireIce™. All of the 2007 sales were from RootGel™.

Cost of Goods Sold

Cost of goods sold was $19,939 for the three months ended September 30, 2008 as compared to $7,253 for the three months ended September 30, 2007. The increase is directly related to the increase in sales.

Sales, General and Administrative Expenses

Sales, general and administrative (“S,G&A”) expenses were $722,503 for the three months ended September 30, 2008 as compared to $415,845 for the three months ended September 30, 2007. The increase in 2008 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $66,000, the vesting of increased employee stock options added $41,000 of expenses. Additionally, increases marketing emphasis resulted in an increase of $65,000 along with an increase in travel expenses of $34,000. Professional fees and investor relations costs have increased $43,000 as a result of our stock trading on the over the counter market in June 2008. We have added members to our sales and administrative team and expect current S,G&A expenses to be capable of supporting the sales of our products into the marketplace. We expect S,G&A expenses for the remainder of the year will remain fairly constant and be approximately $700,000, excluding commissions, for a full quarter.

Research and Development Expenses

Research and development (“R&D”) expenses were $16,817 for the three months ended September 30, 2008 as compared to $25,736 for the three months ended September 30, 2007. The decrease in fiscal 2009 expenses of $8,919 reflects the shift in operating activities from R&D to marketing and distribution.

Loss from Operations

Loss from operations was $688,918 for the three months ended September 30, 2008 as compared to $434,844 for the three months ended September 30, 2007. The increased loss from operations resulted from increases in staffing levels and the higher level of marketing activities.

Interest Income

Interest income was $12,767 for the three months ended September 30, 2008 as compared to $6,686 for the three months ended September 30, 2007 and resulted from our investment of surplus funds.

Interest Expense

Interest expense was $338 for the three months ended September 30, 2008 as compared to $3,590 for the three months ended September 30, 2007. The decline resulted from our repayment of debt in February 2008.

Net Loss

Net loss was $676,489 for the three months ended September 30, 2008 as compared to $431,748 for the three months ended September 30, 2007. The higher net loss resulted from increases in staffing levels and higher level of marketing activities. Net loss per common share was $0.05 for the three months ended September 30, 2008 as compared to $0.04 for the three months ended September 30, 2007. The weighted average number of share outstanding as of September 30, 2008 and 2007 were 13,462,821 and 10,275,500, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the three month period ended September 30, 2008 were $638,731 in which our net loss of $676,489 was impacted primarily by an increase in accounts payable of $33,969 and non-cash stock compensation expense of $57,046 which were partially offset by an increase in inventory of $69,182. For the three month period ended September 30, 2007, net cash used in operating activities was $541,229, comprised of the net loss for the period totaling $431,748, along with an increase in accounts payable of $115,989 and related party payables of $21,231 and partially offset by non-cash stock compensation expense of $16,141 and an increase in accrued expenses of $11,874.

Cash flows provided by investing activities for the three months ended September 30, 2008 were $646,608 which were related to the sale of short term marketable debt securities of $650,000, partially offset by purchases of equipment of $3,392. For the three month period ended September 30, 2007, net cash used in investing was $12,506 which related to the acquisition of equipment.

Cash flows used by financing activities for the three months ended September 30, 2008 were $$6,953, resulting from the repayment of insurance premium finance contracts. Cash flows provided by financing activities for the three months ended September 20, 2007 were $871,000, resulting from $1,000,000 received from the sale of common stock, reduced by $110,000 from the repayment of a note payable.

As of the date of this report, we have $242,803 in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business. In July 2008, we entered into a $4,000,000 revolving line of credit agreement with our largest shareholder. This line of credit will assist the Company in financing the purchase of inventory. The line of credit may only be used to finance firm sales orders. As a result, we entered into another secured line of credit agreement with our largest shareholder in September 2008. The new line of credit has no restrictions and permits us to borrow up to $1,000,000 to meet our working capital needs. On November 10, 2008, we received a $200,000 advance against this line of credit. This shareholder/lender has assured us that he will provide any additional support we may require. The Company may be required to issue debt or equity financing in order to meet its future obligations.  There is no guarantee that such financing will be available to the Company. If the Company is unable to generate substantial cash flows from sales of our products, or through financings including but not limited to the lines of credit, the Company may not be able to remain operational.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future S,G&A and our liquidity. Additionally, words such as seek, intend, believe, plan, estimate, expect, anticipate and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, the condition of the global credit markets and the capital markets and our failure to generate the sales we anticipate. See also the risk factors contained in our Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission on September 29, 2008.

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

During the three months ended September 30, 2008, the Company made no changes in the control procedures related to financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable

Item 1A.

Risk Factors.

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Not applicable

Item 6.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Director Stock Option Agreement
10.2	Michael Reger Revolving Line of Credit Agreement dated August 5, 2008
10.3	Michael Reger Revolving Line of Credit Agreement dated September 11, 2008
10.4	Second Amendment to the 2007 Equity Incentive Plan
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1) Incorporated by reference from Form SB-2 filed on July 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELTECH SOLUTIONS, INC.

November 13, 2008	/s/	MICHAEL R. HULL
Michael R. Hull
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Director Stock Option Agreement
10.2	Michael Reger Revolving Line of Credit Agreement dated August 5, 2008
10.3	Michael Reger Revolving Line of Credit Agreement dated September 11, 2008
10.4	Second Amendment to the 2007 Equity Incentive Plan
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1) Incorporated by reference from Form SB-2 filed on July 20, 2007.

16