Form 10-Q
period 2008-12-31
GelTech Solutions, Inc.
filed 2009-02-13
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
The number of outstanding shares of the issuer’s common stock as of February 12, 2009 was 13,604,283.
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

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements Of Operations (Unaudited)

2

Condensed Consolidated Statements Of Cash Flows (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

16

Item 4.       Controls and Procedures.

17

Item 4T.     Controls and Procedures.

17

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

18

Item 1A.    Risk Factors.

18

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

18

Item 3.       Defaults Upon Senior Securities.

18

Item 4.       Submission of Matters to a Vote of Security Holders.

18

Item 5.       Other Information.

18

Item 6.      Exhibits.

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$90,275	$230,058
Investment in marketable debt securities	––	750,000
Accounts receivable, trade	27,546	85,440
Inventories	256,596	172,756
Prepaid expenses and other current assets	53,981	15,856
Total current assets	428,398	1,254,110

Furniture, fixtures and equipment, net	29,510	35,402
Deposits	27,658	28,596

	$485,566	$1,318,108
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$33,607	$101,139
Accrued expenses	53,865	93,899
Line of credit	558,000	––
Insurance premium finance contract	20,362	8,168
Total current liabilities	665,834	203,206

Total liabilities	665,834	203,206

Commitments and contingencies	––	––

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock: $0.001 par value; 50,000,000 shares authorized; 13,471,466 and 13,415,422 shares issued and outstanding	13,471	13,416
Additional paid in capital	4,514,115	4,359,504
Accumulated deficit	(4,707,854)	(3,258,018)

Total stockholders' equity (deficit)	(180,268)	1,114,902

Total liabilities and stockholders' equity (deficit)	$485,566	$1,318,108

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31		For the Six Months Ended December 31,
	2008	2007	2008	2007
Sales	$(41,279)	$1,368	$29,062	$15,358

Cost of goods sold	(11,988)	1,322	7,951	8,576

Gross profit	(29,291)	46	21,111	6,782

Operating expenses:
Selling, general and administrative expenses	642,670	432,761	1,365,173	848,606
Research and development	95,980	54,132	112,797	79,868

Total operating expenses	738,650	486,893	1,477,970	928,474

Loss from operations	(767,941)	(486,847)	(1,456,859)	(921,692)

Other income (expense)
Interest income	1,746	4,392	14,513	11,078
Interest expense	(7,152)	(3,150)	(7,490)	(6,740)

Total other income (expense)	(5,406)	1,242	7,023	4,338

Net loss	$(773,347)	$(485,605)	$(1,449,836)	$(917,354)

Net loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.09)

Weighted average shares outstanding - basic and diluted	13,471,466	10,282,434	13,467,158	10,283,076

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,449,836)	$(917,354)
Adjustments to reconcile net loss to net cash to net cash used in operating activities:
Depreciation	10,749	4,069
Imputed interest	––	6,740
Amortization of prepaid stock compensation expense	16,042	––
Warrants issued as settlement	––	5,068
Credit issued	65,570
Stock option compensation expense	116,166	39,170
Changes in assets and liabilities:
Accounts receivable	(7,676)	7,951
Inventories	(83,840)	8,338
Prepaid expenses and other current assets	7,430	(7,915)
Deposits and other assets	938	(5,000)
Accounts payable	(67,532)	(109,923)
Related party payable	––	(21,231)
Accrued expenses	(40,034)	(8,534)
Net cash used in operating activities	(1,432,023)	(998,621)

Cash flows from Investing Activities
Sales of short term marketable debt securities	750,000	––
Purchases of equipment	(4,857)	(14,411)
Net cash provided by (used in) investing activities	745,143	(14,411)

Cash flows from Financing Activities
Payments on Insurance Finance Contract	(10,903)	––
Proceeds from Line of Credit	558,000
Repayment of notes payable	––	(110,000)
Repurchase of common stock	––	(19,000)
Proceeds from sale of common stock	––	1,000,000
Net cash provided by financing activities	547,097	871,000
Net increase in cash and cash equivalents	(139,783)	(142,032)
Cash and cash equivalents - beginning	230,058	186,598

Cash and cash equivalents - ending	$90,275	$44,566

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,490	$––
Cash paid for income taxes	$––	$––
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$23,097	$––
Deferred stock compensation	$38,500	$––

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2008

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce™, a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) RootGel™, a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) IceWear™, a line of garments that help cool the core body temperature for individuals who work in extreme conditions (e.g., firefighters, police officers, construction workers, race car drivers). Additionally, GelTech owns a United States patent for a method to modify weather.

Beginning in July 2008, the Company is no longer in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 "Accounting and Reporting for Development Stage Enterprises." The Company will no longer continue to report as a development stage company, since significant revenues have been generated and the company operations have moved beyond the activities of identifying and developing products to the activities of marketing, selling and distributing products. The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: GelTech Innovations and FireIce Gel, Inc. (formerly Weather Tech Innovations). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce through FireIce Gel, Inc. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed on September 29, 2008.

Inventories

Inventories as of December 31, 2008 consisted of raw materials and finished goods in the amounts of $136,130 and $120,466, respectively.

Revenues

The Company recognizes sales of its products when they are shipped FOB shipping point in accordance with Staff Accounting Bulletin 104 and reduces revenues for any credits issued to customers. During the three months ended December 31, 2008, the Company issued credits to customers in the amount of $65,570 for products returned by a distributor. As a result, the Company recognized negative sales for the three months ended December 31, 2008.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 1. Organization and Basis of Presentation (Continued)

New Product Startup Expenses

During the three months ended December 31, 2008, the Company entered into a Master Joint Venture Agreement with a California company. Under the agreement, the Company has agreed to pay the distributor up to $450,000 over an eighteen month period in order to assist the distributor to market the Company’s FireIce Gel product. As of December 31, 2008, the Company has made payments of $20,000 which have been treated as start-up expenses in accordance with Statement of Position 98-5 “Reporting Costs of Start-up Activities” and are recorded in operating expense in the accompanying condensed consolidated statements of operations.

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2008, there were options to purchase 1,590,000 shares of the Company’s common stock and warrants to purchase 1,002,361 shares of the Company’s commons stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under SFAS 123R for the period July 1, 2008 to December 31, 2008 was $116,166 which consisted of compensation related to employee stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2008, the total compensation cost for stock options not yet recognized was approximately $308,407. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

In September 2008, the Company granted options to purchase 95,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $0.88 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 52.62% (derived using the comparable companies method due to the thin trading of the Company’s stock since it began trading in June 2008), an expected term of six years (using the simplified method) and a discount rate of 3.05%. The value of the options will be recognized over the vesting term, one year. The Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 1. Organization and Basis of Presentation (Continued)

During the three months ended December 31, 2008, the Company granted options to purchase 40,000 shares of the Company’s common stock to employees of the Company. The options have exercise prices from $0.80 to $1.20 per share, based upon the respective grant dates, vest over a two or three year period, and all have a ten year term. The options were valued using the Black-Scholes model using a volatility of 52.37% (derived using the comparable companies method due to the thin trading of the Company’s stock since it began trading in June 2008), an expected term of six years (using the simplified method) and discount rates between 2.56% and 3.12%. The value of the options will be recognized over the vesting term.

In December 2008, the Company granted 10 year options to purchase 1,500,000 shares of the Company’s common stock to three executive officers at an exercise price of $1.00 per share. The options vest annually over three years, subject to continued employment and to the Company meeting budgeted revenue targets or if the Company fails to meet budgeted revenue for the applicable fiscal year, the Compensation Committee retains discretion to vest the entire amount for that year. The options have been valued at $753,324 using the Black-Scholes model using a volatility of 52.37%, an expected term of six years and a discount rate of 1.51%.  The value of the options will be recognized over the vesting term.

A summary of stock option transactions for all stock options for the six months ended December 31, 2008 and 2007 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	480,000	$0.93	4.70	$––
Granted	––	$––	––	$––
Exercised	––	$––	––	$––
Forfeited	(30,000)	$1.00	––	$––
Expired	––	$––	––	$––
Outstanding at December 31, 2007	450,000	$0.93	3.90	$––
Exercisable at December 31, 2007	193,334	$0.97	3.80	$––

Weighted average fair value of options granted during the six months ended December 31, 2007		$0.46

Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	1,540,000	$1.00	10.00
Exercised	––	$––
Forfeited	––	$––	––
Expired	––	$––
Outstanding at December 31, 2008	2,715,000	$0.92	8.71	$154,050
Exercisable at December 31, 2008	583,253	$0.87	5.72	$52,900

Weighted average fair value of options granted during the six months ended December 31, 2008		$0.42

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 1. Organization and Basis of Presentation (Continued)

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2007 to December 31, 2007 and from June 30, 2008 to December 31, 2008 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	70,000	$0.95	4.70	$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at December 31, 2007	70,000	$0.95	3.90	$––
Exercisable at December 31, 2007	20,000	$1.00	3.80	$––

Weighted average fair value of options granted during the six months ended December 31, 2007		N/A

Balance at June 30, 2008	110,000	$0.85	5.89	$––
Granted	95,000	$0.88	10.00	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at December 31, 2008	205,000	$0.86	7.40	$13,550
Exercisable at December 31, 2008	113,333	$0.89	7.08	$5,372

Weighted average fair value of options granted during the six months ended December 31, 2008		$0.43

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 1. Organization and Basis of Presentation (Continued)

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	––	$––	––	$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at December 31, 2007	––	$––	––	$––
Exercisable at December 31, 2007	––	$––	––	$––

Weighted average fair value of options granted during the six months ended December 31, 2007		N/A

Balance at June 30, 2008	170,000	$1.00	5.00	$––
Granted	––	$––	––	––
Exercised	––	$––	––	––
Forfeited	––	$––	––	––
Expired	––	$––	––	––
Outstanding at December 31, 2008	170,000	$0.99	4.02	$––
Exercisable at December 31, 2008	103,665	$0.99	4.02	$––

Weighted average fair value of options granted during the six months ended December 31, 2008		N/A

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

The fair value of stock option grants for the period from July 1, 2008 to December 31, 2008 was estimated using the following weighted-average assumptions:

Risk free interest rate	1.51-3.12%
Expected term (in years)	6 .0
Dividend yield	––
Volatility of common stock	52.37%
Estimated annual forfeitures	––
Weighted-average fair value	$0.44

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 2. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2008, the Company has a working capital deficit of $237,436 and has incurred losses from operations of $4,707,854 since inception, $1,449,836 for the six months ended December 31, 2008 and used cash from operations of $1,432,023 during the six months ended December 31, 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Line of Credit Agreements

On August 5, 2008, the Company signed a revolving line of credit agreement which would allow the Company to borrow up to $4,000,000 from its largest shareholder. Under the line of credit agreement, borrowings may only be used for direct costs associated with the acquisition and production of inventory in order to fulfill a contract between a third party and the Company pertaining to the sale of the Company’s products and amounts borrowed will be due 120 days after the date of advancement and will bear interest at an annual rate of 5%. The agreement contains a 15% penalty upon any default.  The agreement expires on the earlier of (1) default or (2) eleven months from the date of the agreement, July 5, 2009, and no advances may be made within 120 days of July 5, 2009.

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

On November 10 and 19, 2008, the Company received advances of $200,000 and $358,000, respectively, under the $1 million line of credit. Accrued interest as of December 31, 2008 amounted to $6,914.

Note 4. Stockholders’ Equity

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

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 4. Stockholders’ Equity (Continued)

Common Stock Warrants

A summary of outstanding warrants as of December 31, 2008 and 2007 and changes during the six month periods ended December 31, 2008 and 2007 is as follows:

Warrants Issued as Settlements
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	474,058	$1.05	2.92
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2007	474,058	$1.05	2.67
Exercisable at December 31, 2007	474,058	$1.05	2.67

Weighted average fair value of options granted during the six months ended December 31, 2007		N/A

Balance at June 30, 2008	504,058	$1.05	1.92
Granted	––	$––	––
Exercised	(30,000)	$1.00	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	474,058	$1.05	1.41
Exercisable at December 31, 2008	474,058	$1.05	1.41

Weighted average fair value of options granted during the six months ended December 31, 2008		N/A

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 4. Stockholders’ Equity (Continued)

A summary of warrants issued for cash and changes during the periods June 30, 2007 to December 31, 2007 and from June 30, 2008 to December 31, 2008 is as follows:

Warrants issued for cash
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	225,000	$1.00	2.92
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2007	225,000	$1.00	2.67
Exercisable at December 31, 2007	––	$1.00	––

Weighted average fair value of options granted during the six months ended December 31, 2007		N/A

Balance at June 30, 2008	528,303	$1.14	2.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	528,303	$1.14	1.79
Exercisable at December 31, 2008	528,303	$1.14	1.79

Weighted average fair value of options granted during the six months ended December 31, 2008		N/A

Note 5. Commitments and Contingencies

The Company was sued on February 4, 2008 as a “successor in interest” to Dyn-O-Mat, Inc. whereby the plaintiff was seeking $77,000 of director’s fees and a consulting fee. The Company had been advised by counsel that the suit was baseless since the Company was not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 35,000 shares of Dyn-O-Mat in satisfaction of $35,000 of the liability. The plaintiff received the Dyn-O-Mat stock in October 2005. The Company was also sued on February 4, 2008 by an additional plaintiff who alleges the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $30,000 arising from director’s fees. The Company had been advised by counsel that this suit is baseless since it is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 12,500 shares of Dyn-O-Mat in satisfaction of $12,500 of the liability. The plaintiff was issued Dyn-O-Mat stock in October 2005. As of June 30, 2008, the Company estimated that the probable cost related to the above matters was $70,000, and had accrued a liability for that amount. The Company settled these suits during the three months ended December 31, 2008 by the payment of $67,384 to the plaintiffs. The resulting gain on the settlement of $2,616 reduced Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.

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

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

Note 5. Commitments and Contingencies (Continued)

During the three months ended December 31, 2008, the Company entered into a Master Joint Venture Agreement with a California company (the Distributor). Under the agreement, the Company agreed to pay the Distributor up to $450,000 in costs toward the marketing of the Company’s FireIce Gel product. The Company paid $20,000 to the Distributor during the three months ended December 31, 2008 and the remaining amounts due under the agreement call for the payment of $290,000 in 2009 and $140,000 in 2010.

6. Related Party Transactions

In September 2008, the Company granted options to purchase 90,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $0.88 per share, vest over one year and have a ten year term. The Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000.

In December 2008, the Compensation Committee approved new employment terms sheets for the Chief Executive Officer, the President and the Chief Technology Officer of the Company. Under the new terms sheets which were effective January 1, 2009, each officer is receiving a base salary of $125,000 in 2009 with increases to the base salaries in 2010 and 2011 based upon profitability, positive cash flow and other factors. In addition, each executive will be eligible to receive bonuses of up to $93,750, $112,500 and $131,250 for 2009, 2010 and 2011, respectively, at the discretion of the Compensation Committee, based upon job performance, revenue growth, positive cash flow and profitability. Further, each executive received 10-year options to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest annually over three years, subject to continued employment and further subject to the Company meeting budgeted revenue targets or if the Company fails to meet budgeted revenue for the applicable fiscal year, the Compensation Committee retains discretion to vest the entire amount for that year. The options have been valued at $753,324 using the Black-Scholes model using a volatility of 52.37%, an expected term of six years and a discount rate of 1.51%.  The value of the options will be recognized over the vesting term.

7. Subsequent Events

In January 2009, the Company issued 133,333 shares of the Company’s common stock in a private transaction with an accredited investor in exchange for $100,000 in cash or $0.75 per share.

Since December 31, 2008, the Company has recorded FireIce sales of $199,496 and RootGel sales of $45,550, related to product shipments in January and February 2009.

On February 10, 2009, the Company borrowed $100,000 under the $4,000,000 revolving line of credit agreement.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis and of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

In 2007, we initiated marketing and sales of RootGel™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we initiated marketing FireIce™, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. We also intend later in fiscal 2009 or in fiscal 2010 to complete development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to become a viable business.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2007.

Sales

For the six months ended December 31, 2008, we had sales of $29,062 as compared to sales of $15,358 for the six months ended December 31, 2007, an increase of $13,704 or 89.2%. Sales consisted of $5,773 for RootGel™ and $23,289 for FireIce™. All of the 2007 sales were from RootGel™.

Cost of Goods Sold

Cost of goods sold was $7,951 for the six months ended December 31, 2008 as compared to $8,576 for the three months ended December 31, 2007. The decrease is directly related to the increase in sales of FireIce™ which has a better profit margins than RootGel™.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $1,365,173 for the six months ended December 31, 2008 as compared to $848,606 for the six months ended December 31, 2007. The increase in 2008 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $150,000, the vesting of increased employee stock options added $77,000 of expenses. Additionally, marketing expenses increased $62,000 as the Company began marketing two products in fiscal 2009 and related travel expenses increased $41,000. Professional fees and investor relations costs have increased $71,000 as a result of our stock trading on the over the counter market starting in June 2008. We have added members to our sales and administrative team and expect current S,G&A expenses to be capable of supporting the sales of our products into the marketplace. We expect S,G&A expenses for the remainder of the year will remain fairly constant and be approximately $650,000, excluding commissions, for a full quarter.

Research and Development Expenses

Research and development (“R&D”) expenses were $112,797 for the six months ended December 31, 2008 as compared to $79,868 for the six months ended December 31, 2007. The increase in fiscal 2009 expenses of $32,929 reflects amounts remitted to the National Forest Service for environmental impact studies of FireIce™.

Loss from Operations

Loss from operations was $1,456,859 for the six months ended December 31, 2008 as compared to $921,692 for the six months ended December 31, 2007. The increased loss from operations resulted from increases in operating expenses identified above.

Interest Income

Interest income was $14,513 for the six months ended December 31, 2008 as compared to $11,078 for the six months ended December 31, 2007 and resulted from our investment of surplus funds.

Interest Expense

Interest expense was $7,490 for the six months ended December 31, 2008 as compared to $6,740 for the six months ended December 31, 2007. The increase resulted from our draws on our Line of Credit in November 2008.

Net Loss

Net loss was $1,449,836 for the six months ended December 31, 2008 as compared to $917,354 for the six months ended December 31, 2007. The higher net loss resulted from increases in staffing levels and higher level of marketing activities. Net loss per common share was $0.11 for the six months ended December 31, 2008 as compared to $0.09 for the six months ended December 31, 2007. The weighted average number of share outstanding as of December 31, 2008 and 2007 were 13,467,158 and 10,283,076, respectively.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007.

Sales

For the three months ended December 31, 2008, we had negative sales of $41,279 as compared to sales of $1,368 for the three months ended December 31, 2007, a decrease of $42,647. The decline in sales resulted from the issuance of credits to customers in December 2008 in the amount of $65,570 for the return of product sold in June 2008. Sales of product during the quarter consisted of $630 for RootGel™ and $23,661 for FireIce™. All of the 2007 sales were from RootGel™.

Cost of Goods Sold

Cost of goods sold was a negative $11,988 for the three months ended December 31, 2008 as compared to cost of sales of $1,322 for the three months ended December 31, 2007. The decrease was the result of the value of the inventory returned ($17,000) in connection with the Company’s issuance of a credit to a customer in December 2008.

Selling, General and Administrative Expenses

S,G&A expenses were $642,670 for the three months ended December 31, 2008 as compared to $432,761 for the three months ended December 31, 2007. The increase in 2008 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $71,000, the vesting of increased employee stock options added $36,000 of expenses. Additionally, increases in marketing emphasis resulted in an increase of $15,000 along with an increase in travel expenses of $6,000. Professional fees and investor relations costs have increased $28,000 as a result of our stock trading on the over the counter market starting in June 2008. We have added members to our sales and administrative team and expect current S,G&A expenses to be capable of supporting the sales of our products into the marketplace.

Research and Development Expenses

R&D expenses were $95,980 for the three months ended December 31, 2008 as compared to $54,132 for the three months ended December 31, 2007. The increase in fiscal 2009 expenses of $32,929 reflects amounts remitted to the National Forest Service for environmental impact studies of FireIce™.

Loss from Operations

Loss from operations was $767,941 for the three months ended December 31, 2008 as compared to $486,847 for the three months ended December 31, 2007. The increased loss from operations resulted from increases in staffing levels and the higher level of marketing activities.

Interest Income

Interest income was $1,746 for the three months ended December 31, 2008 as compared to $4,392 for the three months ended December 31, 2007 and resulted from our investment of surplus funds, the balances of which were lower in the three months ended December 31, 2008.

Interest Expense

Interest expense was $7,152 for the three months ended December 31, 2008 as compared to $3,150 for the three months ended December 31, 2007. The increase resulted from our draws on our Line of Credit in November 2008.

Net Loss

Net loss was $773,347 for the three months ended December 31, 2008 as compared to $485,605 for the three months ended December 31, 2007. The higher net loss resulted from increases in staffing levels and higher level of marketing activities. Net loss per common share was $0.06 for the three months ended December 31, 2008 as compared to $0.05 for the three months ended December 31, 2007. The weighted average number of share outstanding as of December 31, 2008 and 2007 were 13,471,466 and 10,282,434, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the six month period ended December 31, 2008 were $1,432,023 in which our net loss of $1,449,836 was impacted primarily by non-cash stock option compensation expense of $116,166 and by credits issued to customers of $65,570 reducing our accounts receivable which were partially offset by a decrease in accounts payable of $67,532 and accrued liabilities of $40,034, plus an increase in inventory of $83,840. For the six month period ended December 31, 2007, net cash used in operating activities was $998,621, comprised of the net loss for the period totaling $917,354, along with a decrease in accounts payable of $109, 923 and related party payables of $21,231 and partially offset by non-cash stock compensation expense of $39,170 .

Cash flows provided by investing activities for the six months ended December 31, 2008 were $745,143 which were related to the sale of short term marketable debt securities of $750,000, partially offset by purchases of equipment of $4,857. For the six month period ended December 31, 2007, net cash used in investing was $14,411which related to the acquisition of equipment.

Cash flows provided by financing activities for the six months ended December 31, 2008 were $547,097, resulting from advances against the Company’s $1 million Line of Credit agreement of $558,000 which were offset by repayment of insurance premium finance contracts in the amount of $10,903. Cash flows provided by financing activities for the six months ended December 31, 2007 were $871,000, resulting from $1,000,000 received from the sale of common stock, reduced by $110,000 from the repayment of a note payable and $19,000 used to repurchase common stock.

At December 31, 2008, we had a working capital deficit of approximately $237,000. Additionally, as described in notes to our consolidated financial statements, we are required to pay our distributor $290,000 in 2009. As of the date of this report, we have approximately $88,000 in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business.

In July 2008, we entered into a $4,000,000 revolving line of credit agreement with our largest shareholder. This line of credit will assist the Company in financing the purchase of inventory. The line of credit may only be used to finance firm sales orders. On February 10, 2009, we borrowed $100,000 under this line of credit. As a result, we entered into another secured line of credit agreement with our largest shareholder in September 2008. The new line of credit has no restrictions and permits us to borrow up to $1,000,000 to meet our working capital needs. In November 2008, we received $558,000 in advances against this line of credit. This shareholder/lender has assured us that he will provide any additional support we may require. However, the lender is an individual, and we have no access to his financial condition. We do not know whether or how he has been impacted by the recession, stock market slump and the credit crisis. In addition, the Company received $100,000 on January 23, 2009 for the sale of 133,333 shares of the Company’s common stock. The Company may be required to issue additional debt or equity financing in order to meet its future obligations. There is no guarantee that such financing will be available to the Company, particularly in light of current economic conditions.  Since December 31, 2008, the Company has recorded FireIce sales of $199,496 and RootGel sales of $45,550, related to product shipments in January and February 2009, and has approximately $850,000 of open purchase orders for its FireIce product, however, if the Company is unable to generate substantial cash flows from additional sales of our products, or through financings including but not limited to the lines of credit, the Company may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 6 to the Condensed Consolidated Financial Statements (Unaudited).

Principal Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation process for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The accounting estimate is discussed below. This estimate involves certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option and warrant at the grant date using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 7 to the unaudited condensed consolidated financial statements contained in this report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

Forward-Looking Statements

The statements in this report relating to expectations regarding the Company’s liquidity, availability of future financing and the sufficiency of S,G &A are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects”, “anticipates”, “intends”, “believes”, “will, and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are the continuation of the recession, the condition of the global credit markets and the capital markets and our failure to general the sales we anticipate. Additionally, FireIce™ sales rely principally upon sales to state and local governments, which are facing serious shortfalls in revenue and budgetary constraints. This may have adversely affected and may in the future adversely affect our ability to sell FireIce™. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended June 30, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable for smaller reporting companies

Item 4.

Controls and Procedures.

Not applicable for smaller reporting companies

Item 4T.

Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this report.

There were no changes in our internal control over financial reporting during the second quarter of Fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable

Item 1A.

Risk Factors.

Not applicable for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Not applicable

Item 6.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Director Stock Option Agreement (2)
10.2	Michael Reger Revolving $4,000,000 Line of Credit Agreement dated August 5, 2008 (2)
10.3	Michael Reger Revolving $1,000,000 Line of Credit Agreement dated September 11, 2008 (2)
10.4	Second Amendment to the 2007 Equity Incentive Plan (2)
10.5	Summary of Compensation Arrangements with Executive Officers
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

_______________________

(1)

Incorporated by reference from the Form SB-2 filed on July 20, 2007.

(2)

Incorporated by reference from the Form 10-Q filed on November 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELTECH SOLUTIONS, INC.

February 13, 2009	/s/	MICHAEL R. HULL
Michael R. Hull
Chief Financial Officer

19