Form 10-Q
period 2009-03-31
GelTech Solutions, Inc.
filed 2009-05-14
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number:  0-52993

———————

GelTech Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	56-2600575
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1460 Park Lane South, Ste. 1, Jupiter, Florida	33458
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes ✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at May 13, 2009
Common Stock, $0.001 par value per share		13,709,016 shares

GELTECH SOLUTIONS, INC.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

1

Condensed Consolidated Balance Sheets – as of March 31, 2009 (Unaudited)
and June 30, 2008

1

Condensed Consolidated Statements of Operations – For the three and nine months ended
March 31, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows – For the nine months ended
March 31, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.     Controls and Procedures

18

Item 4T.   Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.     Defaults Upon Senior Securities

20

Item 4.     Submission of Matters to a Vote of Security Holders

20

Item 5.     Other Information

20

Item 6.     Exhibits

20

SIGNATURES

21

INDEX TO EXHIBITS

i

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2009	As of June 30, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$8,910	$230,058
Investment in marketable debt securities	—	750,000
Accounts receivable, trade	226,753	85,440
Inventories	242,938	172,756
Prepaid expenses and other current assets	28,139	15,856
Total current assets	506,740	1,254,110

Furniture, fixtures and equipment, net	26,004	35,402
Deposits	27,596	28,596

	$560,340	$1,318,108
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$131,293	$101,139
Accrued expenses	55,244	93,899
Customer deposit	50,000	—
Line of credit	808,000	—
Due to related party	10,000
Insurance premium finance contract	11,616	8,168
Total current liabilities	1,066,153	203,206

Total liabilities	1,066,153	203,206

Commitments and contingencies (Note 5)	—	—

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 13,659,016 and 13,415,422 shares issued and outstanding	13,657	13,416
Additional paid in capital	4,779,041	4,359,504
Accumulated deficit	(5,298,511)	(3,258,018)

Total stockholders' equity (deficit)	(505,813)	1,114,902

Total liabilities and stockholders' equity (deficit)	$560,340	$1,318,108

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008

Sales	$288,248	$2,589	$317,310	$15,026

Cost of goods sold	98,375	2,026	106,327	8,096

Gross profit	189,873	563	210,983	6,930

Operating expenses:
Selling, general and administrative expenses	715,594	486,391	2,080,766	1,334,772
Research and development	6,409	11,715	119,206	91,808

Total operating expenses	722,003	498,106	2,199,972	1,426,580

Loss from operations	(532,130)	(497,543)	(1,988,989)	(1,419,650)

Other income (expense)
Gain (loss) on conversion	(841)	30,600	(841)	30,600
Interest income	—	5,691	14,513	16,769
Interest expense	(24,686)	(1,558)	(32,176)	(381)
Other expense	(33,000)	(381)	(33,000)	(8,298)

Total other income (expense)	(58,527)	34,352	(51,504)	38,690

Net loss	$(590,657)	$(463,191)	$(2,040,493)	$(1,380,960)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.15)	$(0.13)

Weighted average shares outstanding – basic and diluted	13,619,523	12,528,430	13,517,205	11,027,371

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,040,493)	$(1,380,960)
Adjustments to reconcile net loss to net cash to net cash used in operating activities:
Depreciation	14,255	6,452
Imputed interest	—	8,298
Amortization of stock compensation expense	55,730	—
Warrants issued as settlement	—	5,068
Credit issued	65,570	—
Stock option compensation expense	238,470	79,378
Common stock issued for services	—	7,700
(Gain) loss on settlement	841	(30,600)
Stock issued for settlement	41,967	—
Bad debt reserve	—	3,265
Changes in assets and liabilities:
Accounts receivable	(206,883)	8,284
Inventories	(70,182)	2,510
Prepaid expenses and other current assets	(6,416)	18,577
Deposits and other assets	1,000	(12,188)
Accounts payable	30,154	(124,348)
Related party payable	—	(21,231)
Customer deposits	50,000	—
Accrued expenses	(38,655)	(24,091)
Net cash used in operating activities	(1,864,642)	(1,453,886)
Cash flows from Investing Activities
Sales of short term marketable debt securities	750,000	—
Purchases of equipment	(4,857)	(22,539)
Net cash provided by (used in) investing activities	745,143	(22,539)
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(19,649)	(5,960)
Proceeds from Line of Credit	808,000	—
Proceeds from sale of stock for affiliate stock	—	12
Repayment of notes payable	—	(160,000)
Repurchase of common stock	—	(19,000)
Proceeds from related party debt	10,000
Proceeds from sale of common stock	100,000	3,000,000
Net cash provided by financing activities	898,351	2,815,052
Net increase in cash and cash equivalents	(221,148)	1,338,627
Cash and cash equivalents - beginning	230,058	186,598
Cash and cash equivalents - ending	$8,910	$1,525,225

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,031	$—
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$23,097	$—
Deferred stock compensation	$38,500	$—
Debt repaid through issuance of common stock	$—	$90,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Beginning in July 2008, the Company is no longer in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 "Accounting and Reporting for Development Stage Enterprises." The Company will no longer continue to report as a development stage company, since significant revenues have been generated and Company operations have moved beyond the activities of identifying and developing products to the activities of marketing, selling and distributing products. The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: Weather Tech Innovations and FireIce Gel, Inc. (formerly GelTech Innovations). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce® through FireIce Gel, Inc. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by “GAAP” for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this Report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed on September 29, 2008.

Inventories

Inventories as of March 31, 2009 consisted of raw materials and finished goods in the amounts of $139,921 and $103,017, respectively.

Revenues

The Company recognizes sales of its products when they are shipped FOB shipping point in accordance with Staff Accounting Bulletin 104 and reduces revenues for any credits issued to customers. During the three months ended March 31, 2009, the Company issued credits to customers in the amount of $8,880 for products returned by a distributor. As a result, sales for the three months ended March 31, 2009 were reduced by the amount of the returns.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

1.

ORGANIZATION AND BASIS OF PRESENTATION (Continued)

New Product Startup Expenses

During the three months ended December 31, 2008, the Company entered into a Master Joint Venture Agreement with a California company. Under the agreement, the Company has agreed to pay the distributor up to $450,000 over an eighteen month period in order to assist the distributor to market the Company’s FireIce Gel product. As of March 31, 2009, the Company has made payments of $50,000 and has recorded a credit of $50,000 against the accounts receivable of the distributor, both of which have been treated as start-up expenses in accordance with Statement of Position 98-5 “Reporting Costs of Start-up Activities” and are recorded in operating expense in the accompanying condensed consolidated statements of operations.

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2009, there were options to purchase 3,090,000 shares of the Company’s common stock and warrants to purchase 1,002,361 shares of the Company’s commons stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under SFAS 123R for the period July 1, 2008 to March 31, 2009 was $248,095 which consisted of compensation related to employee, director and advisor stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2009, the total compensation cost for stock options not yet recognized was approximately $966,381. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

1.

ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Stock-Based Compensation (Continued)

During the three months ended December 31, 2008, the Company granted options to purchase 40,000 of the Company’s common stock to employees of the Company. The options have exercise prices from $0.80 to $1.20 per share, based upon the respective grant dates, vest over a two or three year period, and all have a ten year term. The options were valued using the Black-Scholes model using a volatility of 52.37% (derived using the comparable companies method due to the thin trading of the Company’s stock since it began trading in June 2008), an expected term of six years (using the simplified method) and discount rates between 2.56% and 3.12%. The value of the options will be recognized over the vesting term.

In December 2008, the Company granted 10 year options to purchase 1,500,000 shares of the Company’s common stock to three executive officers at an exercise price of $1.00 per share. The options vest annually over three years, subject to continued employment and to the Company meeting budgeted revenue targets or if the Company fails to meet budgeted revenue for the applicable fiscal year, the Compensation Committee retains discretion to vest the entire amount for that year. The options have been valued at $780,279 using the Black-Scholes model using a volatility of 52.37%, an expected term of six years and a discount rate of 1.51%. The value of the options will be recognized over the vesting term.

A summary of stock option transactions for all stock options for the nine months ended March 31, 2009 and 2008 is as follows:

Employee Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	480,000	$0.93	4.70	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(30,000)	$1.00	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2008	450,000	$0.93	3.90	$—
Exercisable at March 31, 2008	193,334	$0.97	3.80	$—

Weighted average fair value of options granted during the nine months ended March 31, 2008		$0.46

Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	1,540,000	$1.00	10.00
Exercised	—	$—
Forfeited	—	$—	—
Expired	—	$—
Outstanding at March 31, 2009	2,715,000	$0.92	8.46	$763,250
Exercisable at March 31, 2009	585,003	$0.87	5.48	$192,901

Weighted average fair value of options granted during the nine months ended March 31, 2009		$0.42

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

1.

ORGANIZATION AND BASIS OF PRESENTATION (Continued)

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2007 to March 31, 2008 and from June 30, 2008 to March 31, 2009 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	70,000	$0.95	4.70	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Expired	—	$—	—	—
Outstanding at March 31, 2008	70,000	$0.95	3.90	$—
Exercisable at March 31, 2008	20,000	$1.00	3.80	$—

Weighted average fair value of options granted during the nine months ended March 31, 2008		N/A

Balance at June 30, 2008	110,000	$0.85	5.89	$—
Granted	95,000	$0.88	5.00	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Expired	—	$—	—	—
Outstanding at March 31, 2009	205,000	$0.86	7.15	$69,050
Exercisable at March 31, 2009	113,333	$0.89	6.83	$35,372

Weighted average fair value of options granted during the nine months ended March 31, 2009		$0.43

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

1.

ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	—	$—	—	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Expired	—	$—	—	—
Outstanding at March 31, 2008	—	$—	—	$—
Exercisable at March 31, 2008	—	$—	—	$—

Weighted average fair value of options granted during the nine months ended March 31, 2008		N/A

Balance at June 30, 2008	170,000	$1.00	5.00	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Expired	—	$—	—	—
Outstanding at March 31, 2009	170,000	$0.99	3.78	$34,000
Exercisable at March 31, 2009	103,665	$0.99	3.78	$20,733

Weighted average fair value of options granted during the nine months ended March 31, 2009		N/A

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

The fair value of stock option grants for the period from July 1, 2008 to March 31, 2009 was estimated using the following weighted-average assumptions:

Risk free interest rate	1.51. – 3.12%
Expected term (in years)	6 .5
Dividend yield	–
Volatility of common stock	52.37%
Estimated annual forfeitures	–
Weighted-average fair value	$0.44

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2009, the Company has a working capital deficit of $559,413 and has incurred losses from operations of $5,298,511 since inception, $2,040,493 for the nine months ended March 31, 2009 and used cash from operations of $1,864,642 during the nine months ended March 31, 2009. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In July 2008, we entered into a $4,000,000 revolving line of credit agreement with our largest shareholder. This line of credit will assist the Company in financing the purchase of inventory. The line of credit may only be used to finance firm sales orders. On February 10th and 17th , 2009, we borrowed $100,000 and $150,000, respectively, under this line of credit. We entered into another secured line of credit agreement with our largest shareholder in September 2008. The new line of credit has no restrictions and permits us to borrow up to $1,000,000 to meet our working capital needs. In November 2008, we received $558,000 in advances against this line of credit. In April 2009, we borrowed an additional $215,000 under this line. This shareholder/lender has assured us that he will provide any additional support we may require. In addition, the Company received $100,000 on January 23, 2009 for the sale of 133,333 shares of the Company’s common stock. With the assistance of our largest shareholder, who has agreed to provide a guarantee, the Company is in the process of arranging a line of credit facility with a bank. The Company may be required to issue additional debt or equity financing in order to meet its future obligations. There is no guarantee that such financing will be available to the Company, particularly in light of current economic conditions. If the Company is unable to generate substantial cash flows from additional sales of our products, or through financings including but not limited to the lines of credit, the Company may not be able to remain operational.

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

On November 10th and 19th, 2008, the Company received advances of $200,000 and $358,000, respectively, under the $1 million line of credit.

In February 2009, the Company borrowed $250,000 under the $4,000,000 revolving line of credit agreement in two separate fundings. As of March 31, 2009, accrued interest on all amounts outstanding under the $1 million and $4 million line of credit agreements amounted to $22,145.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

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

In January 2009, the Company issued 54,187 shares of the Company’s common stock in a settlement of $33,000 of debt plus $8,967 of accrued interest, owed by the Company’s predecessor, Dyn-O-Mat, Inc. The fair value of the shares issued, $42,808 exceeded the value of the debt and interest resulting in a loss on conversion of $841.

In January 2009, the Company issued 133,333 shares of the Company’s common stock in a private transaction with an accredited investor in exchange for $100,000 in cash or $0.75 per share.

Common Stock Warrants

A summary of outstanding warrants as of March 31, 2009 and 2008 and changes during the nine month periods ended March 31, 2009 and 2008 is as follows:

Warrants Issued as Settlements

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	474,058	$1.05	2.92
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2008	474,058	$1.05	2.67
Exercisable at March 31, 2008	474,058	$1.05	2.67

Weighted average fair value of options granted during the nine months ended March 31, 2008		N/A

Balance at June 30, 2008	504,058	$1.05	1.92
Granted	—	$—	—
Exercised	(30,000)	$1.00	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31. 2009	474,058	$1.05	1.16
Exercisable at March 31, 2009	474,058	$1.05	1.16

Weighted average fair value of options granted during the nine months ended March 31, 2009		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

4.

STOCKHOLDERS’ EQUITY (Continued)

A summary of warrants issued for cash and changes during the periods June 30, 2007 to March 31, 2008 and from June 30, 2008 to March 31, 2009 is as follows:

Warrants issued for cash

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	225,000	$1.00	2.92
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2008	225,000	$1.00	2.67
Exercisable at March 31, 2008	—	$1.00	—

Weighted average fair value of options granted during the nine months ended March 31, 2008		N/A

Balance at June 30, 2008	528,303	$1.14	2.29
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31. 2009	528,303	$1.14	1.54
Exercisable at March 31, 2009	528,303	$1.14	1.54

Weighted average fair value of options granted during the nine months ended March 31, 2009		N/A

5.

COMMITMENTS AND CONTINGENCIES

The Company was sued on February 4, 2008 as a “successor in interest” to Dyn-O-Mat, Inc. whereby the plaintiff was seeking $77,000 of director’s fees and a consulting fee. The Company has been advised by counsel that the suit is baseless since the Company is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 35,000 shares of Dyn-O-Mat in satisfaction of $35,000 of the liability. The plaintiff received the Dyn-O-Mat stock in October 2005. The Company was also sued on February 4, 2008 by an additional plaintiff who alleges the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $30,000 arising from director’s fees. The Company had been advised by counsel that this suit is baseless since it is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 12,500 shares of Dyn-O-Mat in satisfaction of $12,500 of the liability. The plaintiff was issued Dyn-O-Mat stock in October 2005. As of June 30, 2008, the Company estimated that the probable cost related to the above matters was $70,000, and had accrued a liability for that amount. The Company settled this suit during the three months ended December 31, 2008 by the payment of $67,384 to the plaintiffs. The resulting gain on the settlement of $2,616 reduced Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

5.

COMMITMENTS AND CONTINGENCIES (Continued)

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

During the three months ended December 31, 2008, the Company entered into a Master Distributing Agreement with a California company (the Distributor). Under the agreement, the Company agreed to pay the Distributor up to $450,000 in costs toward the marketing of the Company’s FireIce Gel product. As of March 31, 2009 the Company has paid $50,000 to the Distributor. In addition, the Company issued a credit in lieu of payment, in the amount of $50,000, against the accounts receivable of the Distributor. As such, the remaining amounts due under the agreement call for the payment of an additional $210,000 in calendar 2009 and $140,000 in calendar 2010.

6.

RELATED PARTY TRANSACTIONS

In December 2008, the Compensation Committee approved new employment terms sheets for the Chief Executive Officer, the President and the Chief Technology Officer of the Company. Under the new terms sheets which were effective January 1, 2009, each officer is receiving a base salary of $125,000 in 2009 with increases to the base salaries in 2010 and 2011 based upon profitability, positive cash flow and other factors. In addition, each executive will be eligible to receive bonuses of up to $93,750, $112,500 and $131,250 for 2009, 2010 and 2011, respectively, at the discretion of the Compensation Committee, based upon job performance, revenue growth, positive cash flow and profitability. Further, each executive received 10-year options to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest over three years, subject to continued employment and further subject to the Company meeting budgeted revenue targets or otherwise to be set by the Compensation Committee. The options have been valued at $780,279 using the Black-Scholes model using a volatility of 52.67%, an expected term of 6.5 years and a discount rate of 1.51%.  The value of the options will be recognized over the vesting term.

In March 2009, the Company’s President advanced $10,000 to the Company under a short term borrowing facility.

7.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2009. As of March 31, 2009, there were no cash equivalent balances held in corporate money market funds that are not insured.

At March 31, 2009, approximately 66% of accounts receivable was from one customer with another 24% due from another customer.

For the nine months ended March 31, 2009, three customers accounted for approximately 47%, 17% and 17% of sales.

During the nine months ended March 31, 2009 all sales resulted from two products, FireIce and RootGel which made up 51% and 49% of total sales.

During the nine months ended March 31, 2009, the Company purchased approximately $132,000 of raw material from one vendor which amounted to 81% of the purchases for the period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(UNAUDITED)

8.

Subsequent Events

On April 8, 2009, the Company borrowed $215,000 under the $1 million unsecured Revolving Line of Credit Agreement (See Note 3). Following the advance, the total amount that has been borrowed under this agreement is $773,000.

On May 13, 2009, the Company issued 50,000 shares of common stock in a private transaction with the parents of our largest shareholder in exchange for $78,750 in cash or $1.575 per share.

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

Overview

In 2007, we initiated marketing and sales of RootGel™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we initiated marketing FireIce®, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. In March 2009, the Company entered into a distribution agreement for SkinArmor, an innovative new fire retardant skin ointment being developed that will be used to assist in protecting exposed skin from the effects of fire. In addition, in 2010 the Company expects to complete development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient sales to support the ongoing business of the Company.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by the GelTech Division of Dyn-O-Mat, Inc., a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce and IceWear while at Dyn-O-Mat and developed an earlier version of RootGel™ at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel™ on behalf of GelTech. WeatherTech, our hurricane suppression product was also developed by Mr. Cordani while at Dyn-O-Mat. We intend to list the WeatherTech technology at a future auction of Technology and Patents to be held in September 2009.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2008.

Sales

For the nine months ended March 31, 2009, we had sales of $317,310 as compared to sales of $15,026 for the nine months ended March 31, 2008, an increase of $302,284 or 2,011%. Sales, net of returns, consisted of $154,072 for RootGel™ and $163,238 for FireIce®. All of the 2008 sales were from RootGel™.

Cost of Goods Sold

Cost of goods sold was $106,327 for the nine months ended March 31. 2009 as compared to $8,096 for the nine months ended March 31, 2008. The increase is directly related to the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $2,080,388 for the nine months ended March 31, 2009 as compared to $1,334,772 for the nine months ended March 31, 2008. The increase in 2009 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $238,000 and the vesting of increased employee stock options which added $169,000 of expenses. Additionally, marketing expenses increased $133,000 as the Company began marketing two products in fiscal 2009 and related travel expenses increased $60,000. Investor relations costs have increased $54,000 as a result of our stock trading on the over the counter market starting in June 2008. We have added members to our sales and administrative team and expect current S,G&A expenses to be capable of supporting the sales of our products into the marketplace. We expect S,G&A expenses for the remainder of the year will remain fairly constant and be approximately $$625,000, excluding commissions, for a full quarter.

Research and Development Expenses

Research and development (“R&D”) expenses were $119,206 for the nine months ended March 31, 2009 as compared to $91,808 for the nine months ended March 31, 2008. The major cause of the increase in fiscal 2009 expenses of $27,398 can be attributed to the amounts remitted to the National Forest Service for environmental impact studies of FireIce®.

Loss from Operations

Loss from operations was $1,988,611 for the nine months ended March 31, 2009 as compared to $1,419,650 for the nine months ended March 31, 2008. The increased loss from operations resulted from increases in operating expenses identified above which were partially offset by the increase in gross profit.

Interest Income

Interest income was $14,513 for the nine months ended March 31, 2009 as compared to $16,769 for the nine months ended March 31, 2008 and resulted from our investment of surplus funds.

Interest Expense

Interest expense was $32,176 for the nine months ended March 31, 2009 as compared to $381 for the nine months ended March 31, 2008. The increase resulted from our draws of $808,000 on our Line of Credit Agreements during the nine months ended March 31, 2009.

Net Loss

Net loss was $2,040,493 for the nine months ended March 31, 2009 as compared to $1,380,960 for the nine months ended March 31, 2008. The higher net loss resulted from increases in operating expenses as outlined above. Net loss per common share was $0.15 for the nine months ended March 31, 2009 as compared to $0.13 for the nine months ended March 31, 2008. The weighted average number of share outstanding as of March 31, 2009 and 2008 were 13,517,205 and 11,027,371, respectively.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008.

Sales

For the three months ended March 31, 2009, we had sales of $288,248 as compared to sales of $2,589 for the three months ended March 31, 2008, an increase of $285,659. The increase in sales resulted from two major sales of FireIce and RootGel amounting to $148,000 and $51,000, respectively, during the three months ended March 31, 2009. Sales of product during the quarter consisted of $85,699 for RootGel™ and $202,549 for FireIce®. All of the 2008 sales were from RootGel™.

Cost of Goods Sold

Cost of goods sold was $98,375 for the three months ended March 31, 2009 as compared to cost of sales of $2,026 for the three months ended March 31, 2008. The increase was the direct result of the increased sales.

Selling, General and Administrative Expenses

S,G&A expenses were $715,216 for the three months ended March 31, 2009 as compared to $486,391 for the three months ended March 31, 2008. The increase in 2009 expenses is due to the expansion of the executive and sales teams leading to higher direct payroll costs of $71,000, the vesting of increased employee stock options added $92,000 of expenses. Additionally, increases in marketing emphasis resulted in an increase of $44,000 along with an increase in travel expenses of $16,000. We have added members to our sales and administrative team and expect current S,G&A expenses to be capable of supporting the sales of our products into the marketplace.

Research and Development Expenses

R&D expenses were $6,409 for the three months ended March 31, 2009 as compared to $11,715 for the three months ended March 31, 2008. The decrease in fiscal 2009 expenses of $5,306 reflects that the FireIce and RootGel research and development costs are winding down.

Loss from Operations

Loss from operations was $531,752 for the three months ended March 31, 2009 as compared to $497,543 for the three months ended March 31, 2008. The increased loss from operations resulted from increases in operating expenses which were partially offset by the higher gross profit due to increased sales.

Interest Income

Interest income was $ -0- for the three months ended March 31, 2009 as compared to $5,691 for the three months ended March 31, 2008 and resulted from our investment of surplus funds. The Company had lower balances during the three months ended March 31, 2009.

Interest Expense

Interest expense was $24,686 for the three months ended March 31, 2009 as compared to $1,558 for the three months ended March 31, 2008. The increase resulted from the higher balances on our Lines of Credit during the three months ended March 31, 2009.

Net Loss

Net loss was $590,657 for the three months ended March 31, 2009 as compared to $463,191 for the three months ended March 31, 2008. The higher net loss resulted from increases in staffing levels and higher level of marketing activities. Net loss per common share was $0.04 for the three months ended March 31. 2009 as compared to $0.04 for the three months ended March 31, 2008. The weighted average number of share outstanding as of March 31, 2009 and 2008 were 13,619,523 and 12,528,430, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the nine month period ended March 31, 2009 were $1,864,264 in which our net loss of $2,040,493 was negatively impacted by an increase in accounts receivable of $206,883 and inventory of $70,182 which was offset by non-cash stock option compensation expense of $238,470, and increase in accounts payable of $30,154 and a customer deposit of $50,000. For the nine month period ended March 31, 2008, net cash used in operating activities was $1,453,886, comprised of the net loss for the period totaling $1,380,960, which was impacted by a reduction of accounts payable of $124,348 and a reduction of related party payables of 21,231, which was offset by stock compensation expense of $79,378.

Cash flows provided by investing activities for the nine months ended March 31, 2009 were $745,143 which related to the sale of short term marketable debt securities of $750,000, partially offset by purchases of equipment of $4,857. For the nine month period ended March 31, 2008, net cash used in investing was $22,539 which related to the acquisition of equipment.

Cash flows provided by financing activities for the nine months ended March 31, 2009 were $898,351, resulting from advances against the Company’s $1 million Line of Credit agreement of $558,000 plus advances against the Company’s $4 million Line of Credit agreement of $250,000, which were offset by repayment of insurance premium finance contracts in the amount of $19,649. In addition, the Company received $100,000 from the sale of common stock to a private investor and $10,000 from an advance from its President.  Cash flows provided by financing activities for the nine months ended March 31, 2008 were $2,815,052, resulting from $3,000,000 received from the sale of common stock, reduced by $160,000 from the repayment of a note payable and $19,000 used to repurchase common stock.

March 31, 2009, we had a working capital deficit of approximately $559,000. Additionally, as described in notes to our consolidated financial statements, we are required to pay our distributor an additional $210,000 in 2009. As of the date of this report, we have $97,000 in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business.

In July 2008, we entered into a $4,000,000 revolving line of credit agreement with our largest shareholder. This line of credit will assist the Company in financing the purchase of inventory. The line of credit may only be used to finance firm sales orders. On February 10th and 17th , 2009, we borrowed $100,000 and $150,000, respectively, under this line of credit. We entered into another secured line of credit agreement with our largest shareholder in September 2008. The new line of credit has no restrictions and permits us to borrow up to $1,000,000 to meet our working capital needs. In November 2008, we received $558,000 in advances against this line of credit. In April 2009, we borrowed an additional $215,000 under this line. This shareholder/lender has assured us that he will provide any additional support we may require. However, the Lender is an individual, and we have no access to his financial condition. We do not know whether or how he has been impacted by the recession, stock market slump and the credit crisis. In addition, the Company received $100,000 on January 23, 2009 for the sale of 133,333 shares of the Company’s common stock. On May 13, 2009, the Company issued 50,000 shares of common stock in a private transaction with the parents of our largest shareholder in exchange for $78,750 in cash or $1.575 per share. With the assistance of our largest shareholder, who has agreed to provide a guarantee, the Company is in the process of arranging a line of credit facility with a bank. The Company may be required to issue additional debt or equity financing in order to meet its future obligations. There is no guarantee that such financing will be available to the Company, particularly in light of current economic conditions. If the Company is unable to generate substantial cash flows from additional sales of our products, or through financings including but not limited to the lines of credit, the Company may not be able to remain operational.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of July 1, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company beginning in fiscal 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of SFAS No. 160 is the same as that of the related Statement 141(R). SFAS No. 160 will be effective for the Company beginning in fiscal 2010. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Forward Looking Statements

The statements in this Report relating to our expectations regarding the completion of IceWear, intentions to auction the WeatherTech technology, our expectations on our expenditures, our liquidity and anticipation regarding the need to purchase capital assets are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are the continuation of the recession, the condition of the global credit markets and the capital markets and our failure to general the sales we anticipate. Additionally, FireIce® sales rely principally upon sales to state and local governments, which are facing serious shortfalls in revenue and budgetary constraints. This may have adversely affected and may in the future adversely affect our ability to sell FireIce®. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended June 30, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.

Controls and Procedures

Not applicable to smaller reporting companies

Item 4T.

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Investor	January 12, 2009	133,333	Financing

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated By Reference	Exhibit #
3.1	Certificate of Incorporation	Form SB-2 filed on July 20, 2007	3.1

3.2	Amended and Restated Bylaws	Form SB-2 filed on July 20, 2007	3.2

10.1	Michael Reger Revolving $4,000,000 Line of Credit Agreement dated August 5, 2008	Form 10-Q filed on November 13, 2008	10.2

10.2	Michael Reger Revolving $1,000,000 Line of Credit Agreement dated September 11, 2008	Form 10-Q filed on November 13, 2008	10.3

31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report

31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report

32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report

32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

May 14, 2009	/s/ MICHAEL CORDANI
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

May 14, 2009	/s/ MICHAEL HULL
Michael Hull
Chief Financial Officer (Principal Financial Officer)

21