Form 10-K
period 2009-06-30
GelTech Solutions, Inc.
filed 2009-09-28
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Market Value of approximately $12,472,623 based on December 31, 2008 closing price of $0.90 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,858,470 shares outstanding as of September 23, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

PART I

Item 1.        Business

1

Item 1A.    Risk Factors

11

Item 1B.     Unresolved Staff Comments

11

Item 2.        Properties

11

Item 3.        Legal Proceedings

11

Item 4.        Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.        Market for Common Equity and Related Shareholder Matters

12

Item 6.        Selected Financial Data

12

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

22

Item 8.        Financial Statements

22

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

22

Item 9A.     Controls and Procedures

22

Item 9A(T).  Controls and Procedures

22

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

24

Item 11.       Executive Compensation

26

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

30

Item 13.       Certain Relationships and Related Transactions, and Director Independence

32

Item 14.       Principal Accountants Fees and Services.

33

PART IV

Item 15.       Exhibits.

34

SIGNATURES

35

i

PART I

Item 1.

Business

Introduction

GelTech Solutions, Inc. (“GelTech” or the “Company”) was organized on July 19, 2006 as a Florida corporation and was reincorporated on November 15, 2006 as a Delaware corporation. Our current business model is focused on the following polymer-based products:

•

FireIce® – a fire suppression product,

•

SkinArmor™ – a fire suppression product useful in protecting skin from burning, and

•

RootGel a line of agricultural moisture retention products.

Gel Tech has also two other products which it is not currently focusing on commercializing. They are:

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

According to the National Fire Protection Association in 2008 there were 1,451,500 fires in the United States that caused approximately $15.4 billion in damages. In 2007 there were 28,862 structural fires in New York City alone. The New York City Fire Department or FDNY, which we believe is the largest fire department in the world, had a 2007 budget of $1.4 billion. Of this amount $322.2 million, a 79% increase from 2006, is earmarked for the procurement of additional mandated front line firefighting apparatus and ambulance fleet maintenance. In 2007, federal agencies spent approximately $1.86 billion on the suppression of wildland fires. In addition, Homeland Security through their Assistance to Firefighters Grant has distributed funds to allow firefighting departments to purchase critical firefighting gear equipment and other fire suppression necessities. According to the Department of Homeland Security’s website, Homeland Security awarded approximately $492.3 million under the Assistance to Firefighters Grant in fiscal year 2007.

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

Uses

There are many existing and potential uses for FireIce®. We believe it can be an extremely valuable tool for firefighters because:

•

When mixed with water, it can be dispersed and applied by all types of application equipment used in direct fire suppression, such as pressurized water extinguishers, pumper trucks, aircraft, backpack sprayers, or even hand held spray bottles.

•

Firefighters can apply FireIce® directly to buildings and other structures exposed to an advancing fire.

•

FireIce® can also be rapidly sprayed on foliage to prevent the spread of fires.

•

FireIce® absorbs many times its own weight in water and forms a gel producing increased droplet sizes that reduce drift and evaporation when dropped aerially.

In 2009, California wildfires have burned more than 336,000 acres of land since the beginning of August. One fire alone, which was still burning as of September 15, 2009 took the lives of two firefighters. Through mid-September 2008, there were over 67,000 wildfires burning over 4.7 million acres in California. According to the National Interagency Coordination Center, as of the end of August 2008, Northern California reported 3,796 fires and 857,569 acres burned which was 130% more than its 10-year average for fires and 880% of its 10-year average for acres burned. In 2007, devastating Southern California wildfires were responsible for the deaths of 14 people, demolishing more than 2,000 homes and scorching more than 800 square miles between Los Angeles County and the Mexican border.

Fires are not only a major problem in the United States.  In 2009 Greece has been afflicted with raging forest fires covering over 50,000 acres, scorching 150 homes and reaching as far as the capital, Athens.

FireIce® can play a major role in putting out and containing wildland fires, including forest fires, by being sprayed from airplanes directly over such fires, including in areas too dangerous for ground-based firefighters to enter. FireIce® can also be sprayed from tanker trucks on the edges of these fires.

FireIce® also has a number of potential retail and consumer uses:

•

It can be sprayed out of fire extinguishers.

•

It can be used in a spray bottle by professionals, such as welders, who work with blowtorches.

•

Though it has not yet been tested in this manner, we believe it could be sprayed from building sprinkler systems. We have companies that are interested in testing our product for this application.

Sales and Marketing

After we received independent third party laboratory certification (UL-711 2-A; UL-711 40-A, and a Custom Rubber and Tire Fire Listing), we began marketing FireIce® initially to local fire departments and local government officials. None of our competitors have these UL-711 certifications. Accordingly, we have the only gel that can sell to fire departments for application directly on fires. Competitive gels can be applied to structures which are not burning as a retardant but not as a fire suppressant. Competitors which operate on Forest Services land use water and foam to combat fires.

We market and sell FireIce® through attendance at fire industry national trade shows and through our team of seven people who call on potential customers and respond to inquiries.

Because of the wildfires which threaten the West Coast of the United States each year, we are concentrating our marketing efforts there. Beginning in the early part of 2008 to date, our senior management and other sales personnel have regularly visited the West Coast laying the ground work and creating relationships for a distribution network. We entered into an exclusive agreement with a distributor to partner and handle the sales and distribution of FireIce in California and the West Coast. This agreement did not result in material sales and on May 14, 2009 we terminated the agreement. We also currently have one line of credit in place to handle both production of orders and operational expansions that may be needed.

Although with our UL-711 certifications, we can sell and currently do sell directly to fire departments around the United States, useage of FireIce® on federal lands requires that we appear on the United States Forest Service (“Forest Service”) Qualified Products List (“QPL”) and that we obtain Forest Service approval within U.S. Department of Agriculture Forest Service Specification 5100-306a. We have applied to the Forest Service, but because the approval can be lengthy, we cannot be certain when FireIce® will be approved. However, we have supplied requested information to the USDA Forest Service and we are hopeful we will be on the QPL list well prior to the start of the next fire season in the summer of 2010. QPL approval is important because of the substantial amount of federal lands that are subject to wildfires.

We also intend to market FireIce® to the federal government. In this capacity, we have a distribution agreement with a major defense contractor to sell FireIce® and Skin Armor™ to the United States military. This distributor is concentrating on the marketing of Skin Armor™. The United States Army is currently engaged in the first test of Skin Armor™.

International Sales

In addition to domestic sales, we have focused on international distribution agreements during calendar 2008 and 2009. After an initial sale to a Chinese based distributor, in July 2009 we entered into a 10-year exclusive distribution agreement with another distributor for the Chinese marketplace including Taiwan. The agreement requires a minimum monthly purchase amount of $268,000 to maintain exclusivity.

In our international sales program, we require payment in advance of shipment through irrevocable letters of credit. We also require payment in United States dollars to eliminate the risk of currency fluctuation.

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The polymers are manufactured for us by two third parties. However, there are also several other companies that are able to manufacture the polymer. The polymer becomes a gel when mixed in water. In addition, we expect to have exclusive agreements in place in the near future with our raw materials suppliers for its exclusive supply of product for fire suppressant purposes.

Competition

The fire suppression market is highly competitive. However, we believe we will be able to compete effectively because:

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

•

FireIce® is the only gel that currently can be applied to fires as a suppressant.

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

One of our largest competitors is Tyco Fire & Security, a major business segment of publicly traded Tyco International Ltd. (NYSE: TYC). Tyco Fire & Security produces ANSUL®, a premium brand of special hazard fire protection products including fire extinguishers and hand line units, pre-engineered restaurant, vehicle, and industrial systems; sophisticated fire detection/suppression systems and a complete line of dry chemical, foam, and gaseous extinguishing agents. Tyco Fire & Security is a very well funded company and has significantly more financial, marketing and sales resources than us. Ansul’s main sales thrust is the installation of “in building” fire suppression systems, but they manufacture a wide variety of products. They also have a very extensive distributor list and have a ignificant share of the market that we are looking to enter.

Another competitor is U.S. Foam Technologies, a manufacturer and distributor of environmentally friendly firefighting foams. It is a small company whose main marketing thrust is to attract customers to its website through the use of the Google “adwords” program. It also markets its foams at the national firefighting conventions. Though we eventually intend to market FireIce® throughout the entire United States, because U.S. Foam Technologies’ main focus appears to be the Midwest, we do not believe it will be a competitive threat in the near future.

National Foam, part of the Kidde Fire Fighting organization, is a manufacturer of foam concentrate, foam proportioning systems, fixed and portable foam fire fighting equipment, monitors, nozzles and specialized big flow pumping solutions. National Foam has historically been at the forefront of foam fire fighting and fire control technology and is the acknowledged world leader in providing foam based solutions. Other brands associated with National Foam include: Feecon, offering airport crash rescue and general mobile fire fighting equipment and Wirt Knox, offering a range of hose racks, reels, carts and general hose storage accessories. National Foam has significant financial resources and is part of a large fire fighting company conglomerate. Thus, it has significantly more financial, marketing and sales resources than we do.

Thermo-Gel® provides the fire fighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It does require special expensive equipment to use. Thermo-Gel is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the US Forest Service.

Barricade International, Inc. is a small, three-person company that is also marketing a liquid fire retardant gel. However, their product is an emulsion gel, which comes in a liquid form and is made from totally different materials than FireIce®. It has gained some publicity because the current owner of the company is a firefighter. We do not believe it is any real competitive threat to our FireIce ® because:

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

•

Unlike FireIce®, its product is not allowed to be put into any type of firefighter equipment or pumper trucks. It hardens in a short time period, which is not conducive to the intricate pieces of fire fighting equipment. Barricade claims that in a worst case scenario objects coated with their gel may have to be pressure cleaned.

•

Barricade’s gel is an emulsion gel, which means it is already a liquid. It must be sprayed ahead of time and allowed to cure and turn into a hardened substance with a Styrofoam type of feel.

Seasonality

There is no real seasonality to structural fires. These occur throughout the year. In wildland fires, FireIce® use will be more likely during the warmer, drier summer months when forest and other wildland fires are more prevalent. However, in Southern California wildland fires occur year round and are most damaging in September and October.

SkinArmor™

SkinArmor™ is a new product we developed using the same material as FireIce with an additional compound added to permit the resulting product to be added to a person’s skin and adhere to it and provide protection from burning due to fire. SkinArmor™ is designed to protect firefighters and other rescue workers and the military from burning skin resulting from fires and explosives. It is currently being tested by the United States Military.

RootGel

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

Drought conditions currently exist in many parts of the United States including the West and Southwest. These drought conditions are causing crop shortages as farmers have insufficient water for their crops which is reducing their yield. Additionally, the drought is causing an increase in forest fires in some areas.

The Product

RootGel is made from the family of inorganic co-polymers. Versions of this product have been used in the agricultural industry for many years. RootGel can absorb hundreds of times its weight in water. Water is rapidly drawn into a polymer network where it is stored. As the soil dries out, the polymer releases up to 95% of the water it has absorbed back into the soil. Therefore, the water becomes available when the plants need it most. RootGel is available in different particle sizes — the finer the size of the particle, the greater its absorption capacity and speed.

We are marketing two distinct versions of RootGel, a sprayable version and a granular one. The sprayable version is a fine particle blend that is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. The granular product has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. The granular version is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets. Because of drought conditions in parts of the United States, we have received interest in both versions of the product.

RootGel degrades naturally in the soil. Sunlight and salinity exposure makes it break down faster. The RootGel sprayable version is our flagship product and is used as a top dressing and sprayed onto already established turf and grasses. Our formulation provides a specifically formulated particle size which, with irrigation, gets down to the roots to supply turf and grasses with water and nutrients. Since the sprayable particle size is very small and not as protected from the ultraviolet light given off by the sun as the granular form, it will be broken down much more rapidly than the granular form. The granular form of RootGel is tilled directly into the soil and it will last for three to five years without having to be reapplied. The market for the granular product will be newly-designed golf courses as well as courses doing replanting as part of their continual golf course maintenance. Although, granular form re-orders for large scale use may be limited due to its long duration in soil, we expect it to be used in both industrial and retail markets for the planting of landscaping which always has constant turnover due to landscaping re-design, re-planting and young tree mortality rates. Additionally, we have initiated marketing both versions of RootGel to the agricultural market.

Uses

RootGel has multiple potential uses:

•

RootGel products are specially designed for use as a soil conditioner for water and nutrient retention, interior and exterior farming including growers, turf farms and greenhouses, landscaping, forestry, horticulture and golf course maintenance. Each product’s goal is to increase the water holding capacity of soils and potting mixes, thereby reducing the frequency of irrigation, as well as the leaching of valuable nutrients.

•

RootGel can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for turf farms, golf courses and grass in parks and gardens.

•

It can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, RootGel delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin. In one test, the use of RootGel in rain fed sugar cane increased the yield by approximately 25%.

•

By absorbing fertilizer, RootGel reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.

•

RootGel can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.

•

RootGel can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.

•

If RootGel is mixed into the soil, cuttings and transplants take root better and watering frequencies are reduced by as much as 30% to 50%.

•

Another potential use of RootGel is for floral decoration. RootGel is placed in a container with colored water. RootGel absorbs this colored water and becomes colored. The resulting colored gel can be placed in glass containers in which cut flowers may be placed.

Sales and Marketing

Based upon widespread publicity, we believe that the recent drought in the West and Southwest, has created an opportunity to demonstrate to governments that RootGel can provide a solution for the agricultural market. We are also focusing marketing on the landscaping market. Our initial marketing of RootGel was aimed at the golf course market primarily in the Southeast as the former drought created water restrictions imposed by local governments.

GelTech is currently working to rollout a distribution network nationwide, focusing on strong regional suppliers. Thus far the bulk of the focus has been in three main regions, the Southwest, Northeast and Southeast. We are currently seeking to expand our limited number of distributors and marketing the RootGel line to various businesses including sod farms, tree and crop growers, lawn and landscape professionals.

We are also engaged in discussions with a few international distributors about acting as a distributor for RootGel to various markets. We cannot assure you we will be successful in recruiting distributors or that they will sell substantial quantities of RootGel at prices that are profitable.

Raw Materials and Suppliers

Currently, our RootGel polymer is manufactured for us by a third party. There are several other companies that are also capable of manufacturing the polymer.

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to RootGel. Some of these companies are:

•

Horticultural Alliance, Inc.

•

Turbo Technologies, Inc.

•

American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. is listed on the Over-the-Counter Bulletin Board. However, from American Soil’s filings with the Securities and Exchange Commission (“SEC”), it is clear that it has minimal declining revenues, it has experienced significant losses, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete. It supplies polymer soil additions and other related products. According to its last filing with the SEC, it is now in litigation with its former polymer supplier as the result of alleged defective supplies. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has six patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on RootGel itself or on any of its uses, it is possible that a competitor could reverse engineer RootGel and market it under its own brand name. We have filed a patent application for the sprayable version of RootGel.

Due to the amount of polymer that we expect to use in the production of RootGel and our other applications such as FireIce®, we believe our pricing for RootGel will be superior to that of any similar products that may be offered by our competitors.

Seasonality

We expect RootGel will experience seasonality in sales during the fall and winter quarters, except in the Southern part of the United States. However, we do not expect as much seasonality in more southern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a higher demand for RootGel will exist during the drought conditions affecting the United States including the West and Southwest.

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

Sales and Marketing

We have not had any sales of IceWear™, although in 2006 an early version has been shown on ESPN2 being worn by race car drivers and a television cameraman. Our distributor for the United States Military has expressed an interest in marketing IceWear™ to the military. We have remained focused on our two commercialized products, FireIce® and RootGel as well as SkinArmor™ and have devoted a small amount of time to IceWear™ in the last three years.

Raw Materials and Suppliers

The polymers are manufactured for us by two third parties. There are a number of other manufacturers which are available.

Currently, there is a third party we use to manufacture the cooling bag prototypes. They have the capacity to manufacture up to 45,000 bags per day. If we lost that company as a supplier, we believe there are many other companies that could fulfill the same role.

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

The Project

Weather Tech Innovations, Inc. is our subsidiary that we organized to manage our hurricane suppression project. It has undergone only very limited testing and is not ready for true live testing in hurricanes. We need to raise between $3 to $5 million for preliminary environmental impact studies and to build the appropriate computer and radar facilities for participating universities. Another $50 to $100 million will be needed to fully test the project once the preliminaries goals have been reached and verified. We are uncertain whether we can raise this sum.

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

The efficacy of our product in a cloudy, rain-filled environment requires careful further study. However, the weakening of a storm by seeding with polymer seems to be related to an increased frictional load due to larger raindrops and cloud water buildup. This takes the heat out of the atmosphere and removes water mass. This cooling is “taxing” on the storm’s energy and could dynamically weaken the storm. Determining when, where, how much a storm would be weakened and what effect this would have is the objective of the studies. We are currently not focusing on this product because of the significant cost to continue development.

Competition

Until recently, we believed that there was no competition for a project such as ours, due to the fact that we have the only patent for “Method of Modifying Weather.” As described above, there have been previous attempts at weather modification, but we are not aware of any other company that is proposing a product similar to ours. Very recently, we learned that Bill Gates, one of the founders of Microsoft Corporation and one of the richest men in the world and other investors have filed five patent applications relating to weather modification to control hurricanes. If any of these patents were granted, we would most likely be at a significant competitive disadvantage.

Seasonality

The project would be used during hurricane season.

Governmental Regulation

The use of the polymer for seeding purposes will be subject to governmental regulation. We are subject to the United Nations Convention on the Prohibition of Military or Any Other Hostile Use of Environmental Modification Techniques. The Convention was ratified by President Jimmy Carter on December 13, 1979. This Convention bans hostile weather modification. It is unclear whether deployment of our hurricane suppression project may be considered “hostile.” See the risk factor beginning at page 15 of this report.

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

Intellectual Property

The following are patents pending for products we currently expect to market:

•

U.S. patent application, Serial No. 11/680,803 – Process for Fire Prevention and Extinguishing;

•

U.S. patent application, Serial No. 11/775,512 for a sprayable form of RootGel and International Patent application, Serial No. PCT/US2008/069398;

•

U.S. patent application, Serial No. 12/208.832 – Rapid Deployment Fire Retardent Gel Pack and International Patent application, Serial No. PCT/US2009/056532;

•

U.S. patent application, Serial No. 12/282.603 – Process and Device for Fire Prevention and Extinguishing;

•

U.S. patent application, Serial No. 12/208.891 – Process and Device for Fire Prevention and Extinguishing; and

•

U.S. patent application, Serial No. 12/270.485 – Method and Apparatus fro Improving Fire Prevention and Extinguishment.

We also hold patents for IceWear™ and our hurricane suppression project. Our Chief Technology Officer continues to develop potential new products. We recently filed new patent applications, some of which are to improve our existing technologies and others are for new products.

Trademarks

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

•

GelTech Solutions®;

•

SkinArmor™;

•

IceWear™;

•

FireIce®; and

•

WeatherTech Innovations®

Employees

As of the date of this report, we have 14 full-time and 2 part-time employees. We hire independent contractors on an “as needed” basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer and our Chief Technology Officer, we employ four other members of the Cordani family. See the discussion in the section of this report entitled “Certain Relationships and Related Transactions, and Director Independence.”

Item 1A.

Risk Factors

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $8,210.79. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.

Item 3.

Legal Proceedings

We are currently a defendant in one lawsuit arising from an employment relationship. There have been no developments beyond what has been previously reported.

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) under the symbol GLTC and began trading on the Bulletin Board on June 25, 2008. The following table provides the high and low bid price information for our common stock for the period since our stock began trading as reported by the Bulletin Board. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Quarter Ended	Bid Prices
		High	Low
2009	June 30, 2009	$2.20	$1.07
	March 31, 2009	$2.50	$0.60
	December 31, 2008	$1.01	$0.51
	September 30, 2008	$4.00	$0.70

2008	June 30, 2008	$3.75	$2.00

There are approximately 296 holders of record of our common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

We have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant	July 24, 2008	35,000 shares of Common Stock	Compensation for Services
Lender	September 15, 2008	$558,000 Promissory Note	Collateral
Directors	September 26, 2008	95,000 10-year non-qualified Options (1)	Annual Grants
Consultant	September 26, 2008	20,000 10-year non-qualified Options	Compensation for Services.
Claimant	January 19, 2009	54,187 shares of Common Stock	Resolution of a Claim
Investor	January 23, 2009	133,333 shares of Common Stock	Purchase at $0.805 per share
Investor	May 12, 2009	50,000 shares of Common Stock	Purchase at $1.575 per share
Lender	June 2, 2009	150,000 shares of Common Stock	Compensation

———————

(1)

While the SEC only requires disclosure when options issued under an employee stock option plan become exercisable, the Company has elected to disclose the issuance as a matter of convenience.

Item 6.

Selected Financial Data

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We are a company which markets three products. Our financial statements have been prepared on a going concern basis, and we need to become a viable business.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. These estimates which are discussed below involve certain assumptions that if incorrect could create a material adverse impact on GelTech’s results of operations and financial condition.

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

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

For the Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008.

Revenue

For the fiscal year ended June 30, 2009, we had revenue of $334,364 as compared to revenue of $139,225 for the fiscal year ended June 30, 2008. Revenue during the fiscal year ended June 30, 2009 consisted of sales of FireIce® and RootGel amounting to approximately $169,000 and $165,000, respectively. Revenue in 2008 consisted of regular purchases of RootGel plus the initial sales of FireIce® in the fourth quarter of fiscal 2008.

Cost of Goods Sold

For the fiscal year ended June 30, 2009, our costs of goods sold were $128,736 as compared to $55,944 for the fiscal year ended June 30, 2008. The change is consistent with the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,829,850 for the fiscal year ended June 30, 2009 as compared to $1,989,793 for the fiscal year ended June 30, 2008. The increase in these expenses reflect primarily an increase in salaries of $294,000 which resulted from increased staffing levels as the Company began actively marketing its products and from salary increases for its executive management beginning in the fourth quarter of fiscal 2008; an increase in health insurance and other insurances of $43,000; an increase in sales and marketing expenses of $72,000 as the Company marketed both RootGel and FireIce® for full year; an increase in non-cash compensation expense of $249,000 resulting from options granted to employees, executive management and directors; an increase in investor relations costs of $103,000 resulting from the Company’s common stock being traded on the Bulletin Board beginning in June 2008 and an increase in travel costs of $62,000 related to marketing and product promotion at tradeshows and travel related to investor relations efforts.

Research and Development Costs

Research and development costs for the fiscal year ended June 30, 2009 increased $30,441 over the fiscal year ended June 30, 2008 primarily resulting from the Company’s pursuing the product approval process of the US Forest Service.

Other Income (Expense)

Net other expense for the fiscal year ended June 30, 2009 was $98,066 as compared to other income of $55,441 for the fiscal year ended June 30, 2008. The increase in net other expense resulted from a decrease in interest income of $18,653; a loss on extinguishment of debt of $33,000 related to the issuance of common stock in settlement of a prior debt; a decrease in gain on conversion of $31,441; and an increase in interest expense due to the increase in the Company’s outstanding debt.

Net Loss

For the fiscal year ended June 30, 2009 our net loss was $2,848,284 as compared to $1,946,626 for the fiscal year ended June 30, 2008. The increase in the net loss was the result of higher selling, general and administrative expenses which were only partially offset by the increase in gross profit of $122,000 due to the increase in revenues and a increase in net other expense of $153,507 as described above.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2009, the Company used net cash of $2,433,151 in operating activities as compared to $1,970,757 for the fiscal year ended June 30, 2008. The increase in cash used from operations was primarily the result of an increase in the net loss of $901,658 for the reasons identified above which were partially offset by an increase in stock option compensation expense of $226,968 In addition, the Company invested in inventory and reduced accounts payable.

Cash flows provided by investing activities for the fiscal year ended June 30, 2009 amounted to $743,929 and consisted of the proceeds from the sale of short term marketable debt securities of $750,000 which were offset by purchases of furniture, fixtures and equipment of $6,071 as compared to purchases of equipment of $36,494 and purchases of marketable debt securities of $750,000 during the fiscal year ended June 30, 2008.

Cash flows from financing activities for the fiscal year ended June 30, 2009 were $1,704,545 as compared to $2,800,711 for the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2009, the Company received net proceeds from the sale of its stock amounting to $178,750 as compared to net proceeds of $2,991,399 for the fiscal year ended June 30, 2008. In addition, the Company received $1,550,000 proceeds, net of repayments, from three lines of credit agreements with its largest shareholder. The Company used the proceeds in fiscal 2009 to repay $24,205 of insurance finance contracts. During the fiscal year ended June 30, 2008, the Company used the proceeds to repay notes payable in the amount of $160,000, repurchase commons stock in the amount of $19,000 and repay insurance finance contracts in the amount of $11,700.

As of the date of this report, we have $186,000 in available cash. We do not anticipate the need to purchase any material capital assets in order to carry out our business. In May 2009, we entered into a one-year $2,500,000 revolving line of credit agreement with our largest shareholder. This line of credit has been used to repay prior debt to the shareholder, pay for working capital and provide the Company in financing the purchase of inventory for substantiated transactions. As of the date of this report, GelTech has borrowed $2,204,309 under the line of credit. The revolving line of credit note requires the Company to pay the outstanding principal balance prior to its due date during which it will not be permitted to borrow any sums for a period of 30 consecutive days. GelTech is currently exploring raising additional equity or debt from private investors since it only has three months of working capital available. There is no guarantee that such financing will be available to the Company. If the Company is unable to generate substantial cash flows from sales of our products, or through financings, the Company may not be able to remain operational.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward-Looking Statements

The statements in this report relating to our business strategy and plans, obtaining sales, entering into additional distribution agreements, having FireIce™ approved on the QPL list, our selling SkinArmor™ to the military, our ability to obtain financing and meet our working capital needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

Risk Factors Relating to Our Company

We incurred net losses of approximately $2.8 million in fiscal 2009 and $1.9 million in fiscal 2008. We anticipate these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon our achieving sufficient sales levels of FireIce®, SkinArmor™ and RootGel and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

If we do not raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At June 30, 2009, we had a working capital deficit of approximately $1.2 million. Additionally, as of the date of this report we have borrowed $2,204,309 under a line of credit from our largest shareholder. This line of credit must be repaid by May 2010; however the line of credit requires the Company to pay the outstanding principal balance prior to its due date during which the Company is not permitted to borrow any sums for a period of 30 consecutive days. If we do not raise the necessary working capital, we may not be able to repay this line of credit and will not be able to remain operational.

If we cannot sell a sufficient volume of our products, we will not remain operational.

To date, our sales have been limited as we have focused our attention on building a sales team and distribution channels as well as obtaining the necessary certifications for FireIce®. We only commenced our sales of FireIce® in the fourth quarter of fiscal 2008 and our sales of FireIce® and RootGel have not been material. We need to be listed on the US Forest Service’s QPL in order to sell directly to governments which are responsible for combating wildfires. If we cannot achieve sufficient sales levels, we will not be able to remain operational.

Because our plans to commercialize FireIce® were launched in the quarter ended June 30, 2008, there can be no assurances it will be accepted by potential customers.

There are multiple factors which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

•

We have demonstrated FireIce® at trade shows and have received minimal orders, but cannot assure you that we will receive repeat orders.

•

A potential long-term market for FireIce® is to combat forest fires. However, any such use would require the appropriate government approval, including the US Forest Service. We cannot assure you that we will be able to gain the necessary approvals for such a use.

•

We need to convince potential customers that FireIce® is superior to and less costly than competitive products.

We have a limited operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan. Therefore, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

We were formed on July 19, 2006. While we have conducted development and sales and marketing activities, we have not generated material revenue to date. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company. These risks include:

•

our ability to effectively and efficiently market and distribute our products,

•

our ability to obtain market acceptance of our current products and future products that may be developed by us, and

•

our ability to sell our products at competitive prices which exceed our per unit costs.

We may not be able to address these risks and difficulties, which could materially and adversely affect our revenue, operating results and our ability to continue to operate our business.

Because GelTech has not yet generated material revenue to date, it may never result in the generation of material revenue or profitability.

Since our incorporation on July 19, 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and RootGel.

Our marketing of these products is subject to a number of risks, including:

•

Although we have a pending United States patent application for the sprayable form of RootGel, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to RootGel granular;

•

If the pending patent application is not granted for the sprayable form of RootGel, we will face direct competition which can erode any market share we may achieve and create pricing pressure;

•

We need to obtain QPL listing for FireIce® so that we are eligible to sell FireIce® to combat wildfires; and

•

In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition.

We cannot assure you that our marketing efforts will result in material sales or that if it does results in material sales, that such sales will necessarily translate into profitability.

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

Among other things, implementation of our growth strategy would be adversely affected if:

•

we are not able to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

•

adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;

•

we were forced to significantly adapt our business plan to meet changes in our markets; and

•

for any reason, we are not able to attract, integrate, retain and motivate qualified personnel.

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

Our success depends in large part on the continued services and efforts of key management personnel. Competition for such employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business strategies may be lengthy. The loss of key personnel could have a material adverse impact on our ability to execute our business objectives. We do not have any life insurance on the lives of any of our executive officers.

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

Although we began marketing of RootGel in 2007, we have not achieved material sales.

Although we began marketing and selling RootGel as a product providing a solution to golf courses facing drought conditions in 2007, we have not generated material sales. Initially, we entered into an exclusive distribution agreement with a third party for the States of Florida and Arizona. We have terminated the exclusive nature of that agreement because of limited sales and indications of interest from other potential distributors. We may not be able to sell RootGel in volumes and at prices which will be profitable to us.

If we are unable to expand our distribution and sales network for RootGel, our future sales of RootGel will be limited.

We initially had one RootGel distributor for Florida and Arizona and a sales representative who sells to customers located in North Carolina, South Carolina and Virginia. As stated above, we terminated the exclusive distributorship. We have to expand our sales and distribution efforts to other states. Additionally, we must recruit distributors for agricultural usage of RootGel. If we cannot expand our sales and distribution network, our future sales of RootGel will be limited since our sales efforts have been aimed primarily at golf courses.

Because we do not have a patent on RootGel or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to RootGel. Because we lack any patent protection on RootGel itself and have only a pending patent for the sprayable form, there is a substantial risk that one of these competitors could determine how to make the granular form of RootGel and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

A change in environmental regulations may adversely affect the use of FireIce® and RootGel and may hinder our ability to generate revenue from this line of business.

While we believe that FireIce® and RootGel are environmentally friendly, we may become subject to varying environmental regulations that could adversely affect the use of it. If we do become subject to environmental regulations, the use of FireIce® and RootGel may be limited as compared to other technologies which may be less expensive or more efficient.

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

FireIce® and RootGel face substantial competition in the fire suppression and moisture preservation markets, respectively, and there is no guarantee potential customers will select our products over those of our competitors.

We face multiple competitors in the fire suppression and moisture preservation markets. In the fire suppression field we compete against at least one well-established, publicly-traded company as well as several independently owned businesses. In the moisture preservation areas, we face competition from numerous independently owned businesses that have competing and in some case very similar products. In addition, companies may be developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed.

Many of our competitors are capable of developing or have developed and are capable of continuing to develop products based on similar or other technology which are or may be competitive with our products and technologies. At least one of our competitors in the fire suppression business has substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Because our competitors in the moisture preservation markets are private companies, we are unable to determine the amount of financial and other resources they have available. However, some of these companies appear to have had much greater marketing experience than we have. Potential customers may prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers.

Because we are seeking to enter into contracts with federal and state governments, we will be subject to a number of risks which could adversely affect our business.

We are seeking to sell our products, including FireIce®, to federal and state governments. In selling to the government, we will be subject to a number of significant risks including:

•

We may require approvals as with the QPL, which require extensive periods of delay. The lack of governmental funding can lengthen the delay;

•

We may not be successful in selling our products to the government, although we will incur material costs as part of our sales efforts;

•

Government contracts often contain unfavorable termination provisions; and

•

We may be subject to audit and modification of agreements by the government in its sole discretion, which subjects us to additional risks.

The government can unilaterally:

o

suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

o

terminate our existing contracts;

o

reduce the scope and value of our existing contracts;

o

audit and object to our contract-related costs and fees; and

o

change certain terms and conditions in our contracts.

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

The process of obtaining government contracts is lengthy and uncertain, and we must compete for each contract. Similar to large corporations, government employees resist change and taking risks. This can make it more difficult to obtain government contracts. Moreover, the award of one government contract does not necessarily secure the award of future contracts. Governments are subject to budgetary restrictions which may limit their ability to buy our products. These budgetary restrictions have been magnified by the current recession, which has resulted in material decreases in tax receipts. Even if we are able to enter into a contract with a government, there is no guarantee we will be able to do so on terms which will be profitable to us.

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

Furthermore, the presence of Bill Gates in the hurricane suppression/weather modification field presents us with a significant competitive disadvantage if any of his patent applications are granted. His massive financial and other resources would give him a significant competitive advantage.

If the patent reform legislation is enacted into law, it could make challenges to our patents easier, may increase the likelihood that we will be sued or our patents challenged at the United States Patent and Trademark Office, subject us to extraordinary legal expenses and risk a ruling that one or more of our patents are invalid.

There is currently pending in the United States Congress legislation referred to as the Patent Reform Act of 2007 and a slightly different version known as the Patent Reform Act of 2009. While the 2007 Act passed in the House of Representatives, it is uncertain whether it will be passed into law and whether or how it will be amended. Proponents argue it will reduce the explosive litigation costs and patent infringement judgments while enhancing innovation. However, we believe it will make it easier to challenge patents, may increase the likelihood our patents will be challenged in court or administratively at the United States Patent and Trademark Office, could result in extraordinary legal fees defending our patents and could result in one or more of our patents being ruled invalid. This would result in a material adverse effect upon our future operating results and financial condition, including increasing competition.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

As of September 16, 2009, we had outstanding 13,858,470 shares of common stock, not including shares issuable upon the exercise of warrants and options. Our outstanding shares, not including the amounts issuable upon the exercise of warrants and options, may be sold publicly as follows.

Number of Shares	May be Publicly Sold
4,434,223 shares	Now, without limitation
9,424,247 shares	Now, subject to Rule 144(1)

———————

(1)

Includes 9,424,247 shares of common stock owned by officers, directors and a principal shareholder. Under Rule 144, these shares are subject to limitations on sale which are described below.

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

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock. Because we have a negative net tangible book value of approximately ($0.06) per share at June 30, 2009, purchasers will suffer substantial dilution. We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

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

See pages F-1 through F-23.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Not applicable for smaller reporting companies.

Item 9A(T).

Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This annual report does not include an audit or attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name	Age	Position(s)
Michael Cordani	49	Chief Executive Officer, Secretary and Treasurer and Chairman of the Board of Directors
Joseph Ingarra	36	President and Director
Peter Cordani	48	Chief Technology Officer and Director
Michael R. Hull	56	Chief Financial Officer
Michael R. Donn, Sr.	61	Director
Michael D. Matte	50	Director
Phil D. O’Connell, Jr.	69	Director

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

Michael D. Matte became a director on March 17, 2008. Mr. Matte has been Chief Financial Officer, Executive Vice-President and Secretary of Quepasa Corp. (OTCBB: QPSA) since October 29, 2007. From July 2006 through October 2007, Mr. Matte served as a director of Quepasa. Mr. Matte served as Chief Financial Officer of Cyberguard Corporation from February 2001 to April 2006. Prior to joining Cyberguard Corporation, Mr. Matte was a senior Audit Manager from 1981 to 1992 for Price Waterhouse. Mr. Matte has served as a director of Iris International, Inc. (NasdaqGM:IRIS) since January 2004.

Phil D. O’Connell, Jr. became a director of GelTech on November 15, 2006. Mr. O’Connell is an attorney and has been a partner at the law firm of Casey Ciklin Lubitz Martens & O’Connell, P.A. and predecessor law firms since 1969.

Mr. Michael Cordani, our Chief Executive Officer and Chairman of the Board of Directors, is the brother of Mr. Peter Cordani, our Chief Technology Officer and a director. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. We have never had an annual meeting of shareholders. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for further information concerning our employment of Cordani family members.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee and a Compensation Committee, each consisting of Messrs. Michael R. Donn, Sr., Michael Matte and Phil D. O’Connell, Jr. The Board of Directors has determined that all of the members of these committees are independent directors under the Nasdaq Marketplace Rules. Our Board has determined that Mr. Matte is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC in compliance with the Sarbanes-Oxley Act of 2002. Mr. Matte was also elected as Chairman of the Audit Committee. Mr. O’Connell was elected Chairman of the Compensation Committee.

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

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2009:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
Peter Cordani (1)	1	4	0
Phil D. O’Connell, Jr. (1)	3	5	0
Joseph Ingarra	1	1	0
Michael Matte	1	1	0
Michael R. Donn, Sr.	1	1	0
Michael Reger	0	0	1

———————

(1)

Two of the late transactions represent shares that were purchased and sold between these two directors of GelTech.

Item 11.

Executive Compensation

Executive Employment Agreements

Our Compensation Committee has approved the following employment terms for our executive officers. Formal agreements have not been executed as of the date of this report. The chart below summarizes the terms and conditions of these employment arrangements.

Executive	Position	Term	Base Salary/ Compensation(1)	Option/Bonus Incentive (2)
Michael Cordani	Chief Executive Officer, Secretary and Treasurer	January 1, 2009 through January 1, 2012	$125,000 per year with increases for 2010 and 2011	500,000 stock options and a performance based annual bonus
Joseph Ingarra	President	January 1, 2009 through January 1, 2012	$125,000 per year with increases for 2010 and 2011	500,000 stock options and a performance based annual bonus
Peter Cordani	Chief Technology Officer	January 1, 2009 through January 1, 2012	$125,000 per year with increases for 2010 and 2011	500,000 stock options and a performance based annual bonus

———————

(1)

The base salary increases are subject to approval of the Compensation Committee with target salaries for fiscal 2010 and 2011 of $150,000, and $175,000, respectively. Increases are to be based upon profitability, positive cash flow and such other factors as the Compensation Committee deems important.

(2)

The options are 10-year options at fair market value under the 2007 Plan, subject to execution of the Company’s standard Stock Option Agreement. The options vest in one-third increments each year subject to continued employment on the applicable vesting date and also vest based upon meeting budgeted revenue targets. Any options which do not vest in a fiscal year shall be forfeited. However, the Compensation Committee retains discretion to vest any options for a fiscal year in which the applicable performance target was not met. In fiscal 2009, 166,666 options per executive were forfeited for GelTech’s failure to meet the performance standard.

Upon termination without cause or for good reason, the executives are entitled to one year’s severance. If the good reason event is a change in control, the executive must be terminated within one year of the change of control.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (“Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)	Total ($)(j)
Michael Cordani	2009	$125,000	$43,349	$168,349
Chief Executive Officer	2008	$109,625	$69,880	$179,505

Joseph Ingarra	2009	$125,000	$43,349	$168,349
President	2008	$109,625	$69,880	$179,505

Peter Cordani	2009	$125,000	$43,349	$168,349
Chief Technology Officer	2008	$109,625	$118,810	$228,435

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to vested and unvested options for each Named Executive Officer as of June 30, 2009.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised or Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Cordani	175,000	(1)	0		$1.00	September 15, 2011
Chief Executive Officer	100,000	(2)	100,000		$0.667	March 17, 2018
				333,334(5)	$1.00	December 19, 2018

Joseph Ingarra	175,000	(1)	0		$1.00	September 15, 2011
President	33,334	(3)	16,666		$0.667	June 25, 2012
	100,000	(2)	100,000		$0.667	March 17, 2018
				333,334(5)	$1.00	December 19, 2018

Peter Cordani	87,500	(4)	87,500		$1.00	March 17, 2018
Chief Technology Officer	100,000	(2)	100,000		$0.667	March 17, 2018
				333,334(5)	$1.00	December 19, 2018

———————

(1) These options are fully vested.

(2) These options vest over a three year period in equal increments each June 30th and December 31st beginning June 30, 2008.

(3) These options vest over a three year period in equal increments each June 30th and December 31st beginning December 31, 2007.

(4) These options vest over a three year period in equal increments each June 30th and December 31st beginning December 31, 2007.

(5) Each executive received a grant of 500,000 options which vest in one-third increments each year subject to continued employment on the applicable vesting date and based upon meeting budgeted revenue targets. The fiscal 2009 performance target was not met and 166,666 options per executive were forfeited.

2007 Equity Incentive Plan

In January 2007, we established the 2007 Equity Incentive Plan (the “2007 Plan”). Initially, we were authorized to issue up to 1,500,000 Stock Rights. In September 2008, our Board of Directors increased the 2007 Plan by adding an additional 2,000,000 Stock Rights.

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

In September 2008, we amended the vesting and timing of the annual grants to non-employee directors. Previously, non-employee directors received automatic grants following the date of re-election or re-appointment. Now, each non-employee director shall receive an automatic grant of stock options each year on July 1st (and the current directors received their grant in September). Additionally, the vesting of annual grants has been amended from vesting over three years to vesting on June 30th of the following year.

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

In December 2008, the Board approved a term sheet for new employment agreements, replacing the previously amended Employment Agreements, for our Chief Executive Officer, our President and our Chief Technology Officer. The base salary for each officer remained $125,000 per year but included targeted salary increases and annual performance based bonuses based on certain financial results as described in Note (1) of the Executive Employment Agreements chart above. The Board also granted each officer 500,000 10-year options with such vesting terms as described in Note (2) of the Executive Employment Agreements chart above.

Previously in March 2008, we amended the employment agreements of our Chief Executive Officer, our President and our Chief Technology Officer increasing their base salary to $125,000 per year and granting them each an additional 200,000 options to purchase shares of common stock at $0.667 per share. The options will vest over a three-year period each December 31st and June 30th beginning June 30, 2008, subject to remaining employed by us on the applicable vesting date.

All of our Stock Option Agreements provide for “clawback” provisions, which enable our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

Equity Compensation Plan Information

In 2007, our shareholders approved the 2007 Plan providing for options, restricted stock, restricted stock units and stock appreciation rights (collectively “Stock Rights”) totaling 1,500,000 shares to be granted to employees, directors, advisors and consultants. On September 25, 2008, we amended the 2007 Plan so that we may issue up to an additional 2,000,000 Stock Rights. There are currently 1,285,998 Stock Rights available for grant and 2,214,002 outstanding.

The following chart reflects the number granted and the weighted average exercise price for each plan as of June 30, 2009.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	2,214,002	$0.90	1,285,998

Equity compensation plans not approved by security holders	375,000	$0.92	N/A
Total

The following chart reflects the number of Stock Rights we awarded in fiscal 2008 and 2009 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date
Michael Cordani	200,000	$0.667	March 17, 2018
Michael Cordani	500,000	$1.00(1)	December 19, 2018(1)
Peter Cordani	175,000	$1.00	March 17, 2018
Peter Cordani	200,000	$0.667	March 17, 2018
Peter Cordani	500,000	$1.00 (1)	December 19, 2018 (1)
Joseph Ingarra	200,000	$0.667	March 17, 2018
Joseph Ingarra	500,000	$1.00 (1)	December 19, 2018 (1)
Michael R. Donn, Sr.	30,000	$0.88	September 26, 2018
Michael R. Donn, Sr.	30,000	$1.84	July 1, 2019
Phil O’ Connell, Jr.	30,000	$0.88	September 26, 2018
Phil O’ Connell, Jr.	35,000	$1.84	July 1, 2019
Michael Matte	40,000	$0.667	March 17, 2018
Michael Matte	35,000	$0.88	September 26, 2018
Michael Matte	35,000	$1.84	July 1, 2019

———————

(1)

These options vest based on reaching certain revenue targets or at the discretion of the Compensation Committee and are exercisable at fair market value as defined in the 2007 Plan. The fiscal 2009 revenue target was not met and one-third of the options were forfeited.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Our non-employee directors receive automatic grants of stock options as compensation for their services as directors under our 2007 Plan , as described above. The following compensation is based on the expenses we were required to recognize in our financial statements under generally accepted accounting principles:

Name (a)	Option Awards ($)	Total ($)
Michael R. Donn, Sr.	$12,828	$12,828
Michael Matte	$14,966	$14,966
Phil O’Connell, Jr.	$12,828	$12,828

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of GelTech’s voting stock beneficially owned as of September 16, 2009 by (i) those persons known by GelTech to be owners of more than 5% of GelTech’s common stock, (ii) each director of GelTech, (iii) all Named Executive Officers, and (iv) all executive officers and directors of GelTech as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Directors and Executive Officers:
Common Stock	Michael Cordani 1460 Park Lane South, Suite 1 Jupiter, Florida 33458(2)(3)(4)(5)	791,534	5.8%
Common Stock	Joseph Ingarra III 1460 Park Lane South, Suite 1 Jupiter, Florida 33458(3)(6)	437,476	3.2%
Common Stock	Peter Cordani 1460 Park Lane South, Suite 1 Jupiter, Florida 33458 (2)(3)(5)(7)	1,446,405	10.6%
Common Stock	Michael R. Donn, Sr. 3515 S.E. Lionel Terrace Stuart, Florida 34997(2)(8)	58,333	*
Common Stock	Michael Matte 224 Datura Street, Suite 1100 West Palm Beach, Florida, 33401 (2)(9)	55,000	*
Common Stock	Phil D. O’Connell, Jr. 515 North Flagler Drive, 19th Floor West Palm Beach, Florida 33401(2)(10)(11)	1,324,918	9.5%
Common Stock	All directors and executive officers as a group (6 persons)	3,794,974	25.5%
5% Shareholders:
Common Stock	Michael Reger 777 Yamato Road, Suite 300 Boca Raton, Florida 33431(12)	6,042,806	43.2%
Common Stock	Anne Cordani 1460 Park Lane South, Suite 1 Jupiter, Florida 33458(13)	1,332,828	9.9%

———————

*

Less than 1%

(1)

Applicable percentages are based on 13,858,470 shares outstanding as of September 16, 2009, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of filing this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

A director.

(3)

An executive officer.

(4)

Shares are held with Mr. Michael Cordani’s wife as tenants by the entirety. Includes 275,750 shares of common stock issuable upon exercise of vested options. Also includes 15,000 shares of common stock held by an adult child of Mr. Cordani. Mr. Cordani disclaims beneficial ownership of these securities and this report shall not be deemed an admission that he is the beneficial owner of either the securities held in the trust or shares held by his children.

(5)

Mr. Michael Cordani, our Chief Executive Officer, and Mr. Peter Cordani are trustees of three trusts which own 318,693 shares of GelTech. Members of the Cordani family are beneficiaries of the trusts.

(6)

Includes 308,333 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(7)

Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani. It owns 747,534 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 187,500 shares issuable upon exercise of options that are exercisable within 60 days of the date of filing this report. Includes 100,000 shares pledged to secure a loan which is in default.

(8)

Represents shares issuable upon exercise of options that are exercisable within 60 days of the date of filing this report.

(9)

Represents shares issuable upon exercise of options that are exercisable within 60 days of the date of filing this report.

(10)

Includes 474,058 shares issuable upon exercise of warrants exercisable at $1.05 per share. Also includes 58,333 shares issuable upon exercise of options that are exercisable within 60 days of the date of filing this report.

(11)

Shares are held by Mr. O’Connell and his wife, by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee.

(12)

Includes 528,303 five-year warrants of which (i) 303,303 are exercisable at $1.00 per share and (ii) 225,000 are exercisable at $1.25 per share.

(13)

Includes 15,000 shares of common stock held in trust, of which Mrs. Anne Cordani is the trustee. Includes shares owned by Dyn-O-Mat. Mrs. Anne Cordani and her husband control Dyn-O-Mat through the ownership of a nominal amount of super voting preferred stock, which shares are not convertible into common stock. Also includes 750 shares issuable upon exercise of options that are exercisable within 60 days of the date of filing this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years and during the current fiscal year, we have engaged in certain transactions in which some of our directors, executive officers and 5% shareholders had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (not including employment agreements with our management). These transactions are described below.

In February 2008, Dyn-O-Mat completed an exchange offer whereby Dyn-O-Mat offered its shareholders the right to exchange their Dyn-O-Mat shares for shares of GelTech common stock that Dyn-O-Mat was holding. Mr. Michael Cordani and Mr. Peter Cordani, the trustees of three trusts for which members of the Cordani family are the beneficiaries, chose to participate in the second exchange offer. As a result, the trusts exchanged their Dyn-O-Mat shares for 318,693 shares of common stock of GelTech.

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

•

Michael Cordani’s wife as a bookkeeper at $1,000 per week,

•

Michael and Peter Cordani’s father is employed as a researcher at $1,000 per week,

•

Peter Cordani’s son is employed as an Internet marketer and is paid $12 per hour,

•

Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

From September 2006 until August 2008, the Company outsourced its marketing function to a marketing company which generated the creative design and production of marketing materials and brochures, created and placed advertising in various print media and provided content, design and webhosting services for the Company. The Company’s President, Mr. Joseph Ingarra, is presently cohabitating with an employee of the marketing company. They became acquainted after the employee began working for the marketing company in November 2007. From November 2007 to June 30, 2008, the Company incurred charges from the marketing company in the amount of $90,000 and incurred charges of $52,000 in July and August 2008. The Company no longer employs the services of the marketing company.

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

In August 2008 and September 2008, the Company entered into two revolving line of credit agreements which permitted the Company to borrow up to $4,000,000 and $1,000,000 from Mr. Michael Reger, its largest shareholder. In November 2008 and April 2009, the Company received advances totaling $773,000 under the $1,000,000 million line of credit. In February 2009, the Company borrowed $250,000 under the $4,000,000 revolving line of credit agreement in two separate fundings. These credit facilities, as described below, were cancelled in May 2009.

On May 29, 2009, we entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with Mr. Michael Reger. Also on May 29, 2009, the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement. Advances under the Credit Agreement is being used for working capital, acquisition of inventory and to repay $1,058,943 due under the $1,000,000 and $4,000,000 credit facilities previously entered into with Mr. Reger (the “Former Credit Facilities”). The Revolving Promissory Note executed by the Company and delivered to Mr. Reger permits the Company to borrow up to $2,500,000. Interest is due monthly on the 20th day of each month beginning June 20, 2009 and the principal and all accrued interest is due on May 29, 2010. Additionally, the Company is required to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days. As of the date of this report, we have borrowed a total of $2,204,309 under the

Revolving Promissory Note. Finally on May 29, 2009, the Company and Mr. Reger entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled. This $1,058,943 sum is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, Mr. Reger was paid $60,000 and issued 150,000 shares of the Company’s common stock.

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

Item 14.

Principal Accountants Fees and Services.

GelTech’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as GelTech’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in fiscal 2008 and 2009 were approved by the Audit Committee. In fiscal 2007 and for the first two quarters of fiscal 2008, GelTech’s independent registered public accounting firm was Sweeney Gates & Co. The following table shows the fees for the fiscal years ended June 30, 2008 and 2009.

	Fiscal 2008	Fiscal 2009
Audit Fees (1)	$50,500	$67,500
Audit Related Fees (2)	$0	$1,100
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting. These fees were paid to Sweeney Gates.

Item 15.

Exhibits.

No.	Description	Incorporated By Reference	Exhibit #

3.1	Certificate of Incorporation	Form SB-2 filed on July 20, 2007	3.1

3.2	Amended and Restated Bylaws	Form SB-2 filed on July 20, 2007	3.2

10.1	Credit Enhancement and Financing Security Agreement	Filed with this report

10.2	Revolving Line of Credit Agreement	Filed with this report

10.3	2007 Equity Incentive Plan	Form SB-2 filed on July 20, 2007	10.6

10.4	First Amendment to 2007 Equity Incentive Plan	Form 10-K filed on September 29, 2008	10.11

10.5	Second Amendment to 2007 Equity Incentive Plan	Form 10-K filed on September 29, 2008	10.12

10.6	Form of Stock Option Agreement	Filed with this report

10.7	Summary of Employment Agreement with Executive Officers	Filed with this report

14.1	Code of Ethics	Form 10-K filed on September 29, 2008	14.1

21.1	List of Subsidiaries	Filed with this report

23.1	Consent of Independent Registered Public Accounting Firm	Filed with this report

31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer and Chief Financial Officer(Section 906)	Furnished with this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009

GelTech Solutions, Inc.

By:	/s/ MICHAEL CORDANI
Michael Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ MICHAEL R. HULL	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 25, 2009
Michael R. Hull
/s/ JOSEPH INGARRA	Director	September 25, 2009
Joseph Ingarra
/s/ PETER CORDANI	Director	September 25, 2009
Peter Cordani
/s/ MICHAEL R. DONN, SR.	Director	September 25, 2009
Michael R. Donn, Sr.
/s/ PHIL D. O’CONNELL, JR.	Director	September 25, 2009
Phil D. O’Connell, Jr.
/s/ MICHAEL D. MATTE	Director	September 25, 2009
Michael D. Matte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2009 of $2,848,284 and $2,433,151 respectively and has an accumulated deficit, a stockholders’ deficit and working capital deficit of $6,106,302, $829,444 and $1,199,531, respectively, at June 30, 2009. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

September 25, 2009

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2009	2008
ASSETS

Cash and cash equivalents	$245,381	$230,058
Investment in marketable debt securities	––	750,000
Accounts receivable trade, net	16,167	85,440
Inventories	249,409	172,756
Prepaid expenses and other current assets	11,103	15,856
Total current assets	522,060	1,254,110

Furniture, fixtures and equipment, net	23,207	35,402
Debt issue costs, net	316,250	––
Deposits	30,630	28,596

	$892,147	$1,318,108
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$51,778	$101,139
Accrued expenses	27,753	93,899
Customer deposit	25,000	––
Line of credit	1,550,000	––
Due to related party	60,000	––
Insurance premium finance contract	7,060	8,168
Total current liabilities	1,721,591	203,206
Total liabilities	1,721,591	203,206

Commitments and contingencies (Note 11)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	––	––

Common stock: $0.001 par value; 50,000,000 shares authorized;
13,858,986 and 13,415,422 shares issued and outstanding	13,859	13,416
Additional paid in capital	5,262,999	4,359,504
Accumulated deficit	(6,106,302)	(3,258,018)
Total stockholders' equity (deficit)	(829,444)	1,114,902

Total liabilities and stockholders' equity (deficit)	$892,147	$1,318,108

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2009	2008
Sales	$334,364	$139,225

Cost of goods sold
	128,736	55,944

Gross profit	205,628	83,281

Operating expenses:
Selling, general and administrative expenses	2,829,850	1,989,793
Research and development	125,996	95,555

Total operating expenses	2,955,846	2,085,348

Loss from operations	(2,750,218)	(2,002,067)

Other income (expense)
Other income	1,703	––
Gain (loss) on conversion	(841)	30,600
Interest income	14,513	33,166
Interest expense	(80,441)	––
Other expense	(33,000)	(8,325)

Total other income (expense)	(98,066)	55,441

Net loss	$(2,848,284)	$(1,946,626)

Net loss per common share - basic and diluted	$(0.21)	$(0.16)

Weighted average shares outstanding - basic and diluted	13,572,287	12,528,430

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED JUNE 30, 2009 and 2008

	Common Stock (Shares)	Common Stock Par Value	Additional Paid In Capital		Accumulated Deficit	Total
Balance at July 1, 2007	10,285,000	$10,285	$2,177,846		$(1,311,392)	$876,739

Common stock issued for cash, net of expenses of $8,601	3,030,303	3,030	1,988,369			1,991,399
Common stock issued to retire debt	90,000	90	59,310		—	59,400
Common stock issued as settlement	11,685	12	7,700		—	7,712
Warrants issued as settlement	—	—	5,068	0	—	5,068
Stock-based compensation	—	—	131,912		—	131,912
Imputed interest on non-interest bearing loan from stockholder	—	—	8,298		—	8,298
Repurchase and retirement of shares	(1,566)	(1)	(18,999)		—	(19,000)
Net loss, for the fiscal year ended June 30, 2008	—	—	—		(1,946,626)	(1,946,626)

Balance at June 30, 2008	13,415,422	13,416	4,359,504		(3,258,018)	1,114,902

Common stock issued for cash	183,333	183	178,567		—	178,750
Common stock issued for a settlement	54,187	54	42,754		—	42,808
Common stock issued for a loan guarantee	150,000	150	284,850		—	285,000
Common stock issued for services	35,000	35	38,465		—	38,500
Common stock issued for cashless warrant exercise	21,044	21	(21)		—	—
Stock-based compensation	—	—	358,880		—	358,880
Net loss for the fiscal year ended June 30, 2009	—	—	—		(2,848,284)	(2,848,284)

Balance at June 30, 2009	13,858,986	$13,859	$5,262,999		$(6,106,302)	$(829,444)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,848,284)	$(1,946,626)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	18,266	13,830
Imputed interest	––	8,298
Amortization of prepaid insurance	23,616	12,883
Amortization of debt issuance costs	28,750	––
Bad debt expense	16,457	––
Warrants issued as settlement	––	5,068
Stock option compensation expense	358,880	131,912
Common stock issued for services	38,500	7,700
(Gain) loss on settlement	841	(30,600)
Bad debt reserve	––	3,265
Changes in assets and liabilities:
Accounts receivable	52,816	(75,832)
Inventories	(76,653)	(85,122)
Prepaid expenses and other current assets	4,234	12,265
Deposits and other assets	(2,034)	(13,615)
Accounts payable	(7,394)	(57,746)
Due to related party payable	—	(21,231)
Customer deposits	25,000	––
Accrued expenses	(66,146)	64,794
Net cash used in operating activities	(2,433,151)	(1,970,757)
Cash flows from Investing Activities
Sales of short term marketable debt securities	750,000	(750,000)
Purchases of equipment	(6,071)	(36,494)
Net cash provided by (used in) investing activities	743,929	(786,494)
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(24,205)	(11,700)
Proceeds from revolving lines of credit, net	1,550,000	––
Proceeds from sale of stock for affiliate stock	––	12
Repayment of notes payable	––	(160,000)
Repurchase of common stock	––	(19,000)
Proceeds from sale of common stock	178,750	2,991,399
Net cash provided by financing activities	1,704,545	2,800,711
Net increase in cash and cash equivalents	15,323	43,460
Cash and cash equivalents - beginning	230,058	186,598
Cash and cash equivalents - ending	$245,381	$230,058

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,011	$––
Cash paid for income taxes	$––	$––
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$23,097	$––
Related party liability recorded for debt issuance costs	$60,000	$––
Stock issued as loan guarantee	$285,000	$––
Accounts payable and debt repaid through issuance of common stock	$41,967	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce®, a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) RootGel, a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) IceWear™, a line of garments that help cool the core body temperature for individuals who work in extreme conditions (e.g., firefighters, police officers, construction workers, race car drivers). Additionally, GelTech owns a United States patent for a method to modify weather.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries: GelTech Innovations, Inc. and Weather Tech Innovations, Inc. There has been no activity in Weather Tech Innovations, Inc., however, all intercompany balances and transactions would be eliminated in consolidation. In July 2008, the Company changed the name of GelTech Innovations to FireIce Gel, Inc. and began conducting the operations related to the sales and marketing of the Company’s FireIce® product through this subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $42,252 and $1,051 in 2009 and 2008, respectively.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $125,996 and $95,555 for the fiscal years ended June 30, 2009 and 2008, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with SOP 93-7, advertising costs are charged to operations when incurred; such amounts aggregated $48,133 in fiscal 2009 and $21,600 in fiscal 2008.

New Product Startup Expenses

In October 2008, the Company entered into a Master Joint Venture Agreement with a California company. Under the agreement, the Company has agreed to pay the distributor up to $450,000 over an eighteen month period in order to assist the distributor to market the Company’s FireIce Gel product. As of June 30, 2009, the Company has made payments of $50,000 and has recorded a credit of $50,000 against the accounts receivable of the distributor, both of which have been treated as start-up expenses in accordance with Statement of Position 98-5 “Reporting Costs of Start-up Activities” and are recorded in operating expense in the accompanying consolidated statements of operations. In May 2009, the Company terminated the agreement with the distributor (Note 13).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, valuation of marketable debt securities, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of capital stock granted for services or settlements, loss contingencies accrued and the valuation allowance on deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended June 30, 2009 and 2008, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At June 30, 2009 there were options to purchase 3,089,000 shares and warrants to purchase 1,002,361 shares of common stock outstanding which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. Stock-based compensation expense recognized under SFAS 123R for the years ended June 30, 2009 and 2008 was $358,880 and $131,912, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2009, the total compensation cost for stock options not yet recognized was approximately $845,389. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

2007 Equity Incentive Plan

In January 2007, the Company established the 2007 Equity Incentive Plan under which provided for the issuance of up to 1,500,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. In September 2008, the Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000.

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

The Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the Equity Incentive Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under this Equity Incentive Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the Equity Incentive Plan, the Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both.

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

The fair value of stock option grants for the fiscal year ended June 30, 2009 and 2008 were estimated using the following weighted- average assumptions:

	2009	2008
Risk free interest rate	1.51-3.12%	3.09 – 3.36%
Expected term in years	5.0 - 6.5	5.0 – 10.0
Dividend yield	––	––
Volatility of common stock	52.37% - 52.67%	50% - 53%
Estimated annual forfeitures	––	––
Weighted-average fair price	$0.91	$0.32

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The volatility was estimated using the comparable companies’ method since our common stock was not trading during the periods presented. The expected term was estimated using the simplified method.

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2009 and 2008 is as follows:

Employee Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	480,000	$0.78	4.31
Granted	775,000	$0.74	10.00
Exercised	––	$––	––
Forfeited	(80,000)	$0.79	3.87
Expired	––	$––	––
Outstanding at June 30, 2008	1,175,000	$0.82	7.53	$3,149,000
Exercisable at June 30, 2008	379,169	$0.90	5.46	$985,839
Weighted average fair value of options granted during the year ended March 31, 2008		$0.42
Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	1,540,000	$1.00	10.00
Exercised	––	$––
Forfeited	(1,000)	$1.20	9.04
Expired	––	$––
Outstanding at June 30, 2009	2,714,000	$0.92	8.20	$2,500,310
Exercisable at June 30, 2009	585,003	$0.87	5.23	$567,303

Weighted average fair value of options granted during the year ended ended June 30, 2009		$0.52

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2007 to June 30, 2008 and from June 30, 2008 to June 30, 2009 is as follows:

Options Issued to Directors	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	70,000	$0.95	4.71
Granted	40,000	$0.67	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2008	110,000	$0.85	5.89	$291,500
Exercisable at June 30, 2008	39,999	$0.92	4.70	$103,197

Weighted average fair value of options granted during the nine months ended June 30, 2008		$0.35

Balance at June 30, 2008	110,000	$0.85	5.89
Granted	95,000	$0.88	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2009	205,000	$0.86	6.90	$200,250
Exercisable at June 30, 2009	113,333	$0.89	6.58	$107,905

Weighted average fair value of options granted during the year ended June 30, 2009		$0.43

Non-Employee, Non-Director Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2007	––	$––	––
Granted	170,000	$1.00	5.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2008	170,000	$1.00	4.53	$425,000
Exercisable at June 30, 2008	70,623	$1.00	4.53	$176,558

Weighted average fair value of options granted during the year ended June 30, 2008		$0.24

Balance at June 30, 2008	170,000	$1.00	4.53
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2009	170,000	$1.00	3.53	$142,800
Exercisable at June 30, 2009	103,665	$0.99	3.53	$87,079

Weighted average fair value of options granted during the year ended June 30, 2009		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

In December 2008, the Company granted options to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest over three years, subject to continued employment and subject to the Company meeting certain performance targets. The options expire in ten years. The 2009 performance target was not met and one-third of the options were forfeited in July 2009. The options have been valued at $780,279 using the Black-Scholes model using a volatility of 52.67%, an expected term of 6.5 years and a discount rate of 1.51%.  The value of the options will be recognized over the vesting term.

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

Warrants to Purchase Common Stock

Warrants Issued as Settlements	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	474,058	$1.05	2.90
Granted	30,000	$1.00	3.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2008	504,058	$1.05	1.92
Exercisable at June 30, 2008	504,058	$1.05	1.92
Weighted average fair value of options granted during the year ended June 30, 2008		N/A
Balance at June 30, 2008	504,058	$1.05	1.92
Granted	––	$––	––
Exercised	(30,000)	$1.00	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2009	474,058	$1.05	0.91
Exercisable at June 30, 2009	474,058	$1.05	0.91
Weighted average fair value of options granted during the year ended June 30, 2009		N/A

A summary of warrants issued for cash and changes during the periods June 30, 2007 to June 30, 2008 and from June 30, 2008 to June 30, 2009 is as follows:

Warrants issued for cash	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2007	225,000	$1.00	2.92
Granted	303,303	$1.25	3.0
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2008	528,303	$1.14	2.29
Exercisable at June 30, 2008	528,303	$1.14	2.29
Weighted average fair value of options granted during the year ended June 30, 2008		$0.11
Balance at June 30, 2008	528,303	$1.14	2.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at June 30, 2009	528,303	$1.14	1.29
Exercisable at June 30, 2009	528,303	$1.14	1.29
Weighted average fair value of options granted during the year ended June 30, 2009		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

In 2008, 30,000 warrants were issued as a settlement resulting in an expense of $5,068. The warrants vested in April 2008, have an exercise price of $1.25 and expire in April 2010.

In 2008, the Company issued warrants to purchase 303,303 shares of the Company’s common stock at an exercise price of $1.25 for three years in connection with the sale of 3,030,303 shares of the Company’s common stock for $2,000,000. In addition, the Company entered into a Registration Rights Agreement with the investor which grants the investor certain rights with respect to the registration of the shares acquired and the shares underlying the warrants granted. The warrants were not exercisable until January 30, 2009. There was no expense associated with this issuance as they were issued for cash as part of the unit sale.

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

Effective July 1, 2007, the Company adopted FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2009, tax years 2007, 2008 and 2009 are still subject to audit. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

Reclassifications

Certain amounts included in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141 (R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

FASB No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of FASB No. 160 is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. FASB No. 160 shall be applied prospectively as of the beginning of the fiscal year in which FASB No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented and is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement does not result in significant changes in the subsequent events that an entity reports in its financial statements. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement was effective for the Company in Q4 2009, and the required disclosure has been included in Note 13 to the consolidated financial statements. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) will become the sole authoritative source for Generally Accepted Accounting Principles (GAAP) in the United States of America, and will supercede all previous Level (a) – (d) sources of US GAAP. As a result, previously referenced accounting pronouncements will be replaced by the relevant ASC section in future financial statements prepared by the Company.

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in 2009 of $2,848,284 and $2,433,151 respectively and has an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,106,302, $829,444 and $1,100,531, respectively, at June 30, 2009. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2009, the Company entered into a $2.5 million line of credit agreement with its largest shareholder to provide working capital for the Company. The shareholder had arranged a similar financing with a bank, which is secured by real property and for which the shareholder is personally responsible. In addition, management recently signed an exclusive master distribution agreement with a Chinese company which provides for minimum monthly

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

sales of the Company’s FireIce Gel of approximately $268,000, beginning in October 2009, in order to maintain exclusivity. Management is currently exploring raising additional equity or debt from private investors and believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.

INVESTMENTS IN MARKETABLE DEBT SECURITIES

As of June 30, 2008, investments in marketable debt securities consisted of investments in variable rate demand municipal bond obligations with original maturities greater than three months and variable interest rates, which typically reset every 7 days. Despite the long-term nature of their stated contractual maturities which at June 30, 2008 ranged from 5 to 20 years, we generally have the ability to quickly liquidate these securities through standby bond purchase agreements and, accordingly, they are considered short-term investments. Purchases of these short-term investments are included in investing activity in our Consolidated Statements of Cash Flows. All income generated from these investments is recorded as interest income.

The following represents information about available-for sales securities held as of June 30, 2008:

	Cost	Aggregate Unrealized Gains (Losses)	Aggregate Fair Value
2008 Debt Securities	$750,000	$ ––	$750,000

4.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2009 and 2008 was as follows:

	2009	2008
Accounts receivable	$32,624	$85,440
Allowance for doubtful accounts	(16,457)	––
	$16,167	$85,440

Bad debt expense on trade accounts receivable for 2009 and 2008 was $16,457 and $0, respectively. Bad debt expense on other related party receivables was $3,265 in 2008.

5.

INVENTORIES

Inventories consisted of the following at June 30, 2009 and 2008:

	2009	2008
Finished goods	$61,443	$110,676
Raw materials	187,966	62,080
	$249,409	$172,756

6.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2009 and 2008:

	Estimated	June 30,
	Useful Life	2009	2008

Equipment	3 - 5 years	$39,791	$33,720
Furniture and fixtures	5 years	16,883	16,883
		56,674	50,603
Accumulated depreciation		(33,467)	(15,201)
		$23,207	$35,402

Depreciation expense in 2009 and 2008 was $18,266 and $13,830, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

7.

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

In April 2009, the Company borrowed an additional $215,000 under the $1 million line of credit.

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest shareholder. Also on May 29, 2009, the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement. Advances under the Credit Agreement may be used for working capital, acquisition of inventory and to repay the amounts due under the $1,000,000 and $4,000,000 credit facilities described above (the Former Credit Facilities).

The Revolving Promissory Note executed by the Company permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 29th day of each month commencing June 29, 2009 and the principal and all accrued interest is due on May 29, 2010. Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.

Finally on May 29, 2009, the Company and its largest shareholder entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled. This $1,058,943 sum, which included $35,943 of accrued interest, is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, the Company’s largest shareholder was paid $60,000 and issued 150,000 shares of the Company’s common stock.  The fair market value of the stock, $285,000, plus the amount paid in cash have been recorded as debt acquisition costs and are being amortized over the term of the line of credit agreement, one year.

8.

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issued for Cash

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

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

In May 2009, the Company issued 50,000 shares of the Company’s common stock in a private transaction with an accredited investor in exchange for $78,750 in cash or $1.575 per share.

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

Common Stock Issued For Arrangement of Line of Credit

In May 2009, the Company issued 150,000 shares of the Company’s common stock to its largest shareholder in exchange for the shareholder arranging line of credit financing for the Company. The fair values of the shares issued, based upon the grant date quoted trading price of $1.90 per share, $285,000, has been recorded as debt acquisition costs and is being amortized over the period of the line of credit, one year.

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

9.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2009 and 2008.

	June 30, 2009	June 30, 2008
Net operating losses	$2,154,454	$1,128,938
Stock-based compensation	236,001	92,341
Less: Deferred tax liability - depreciation	(2,867)	(1,031)
Net deferred tax asset	2,387,588	1,220,248
Less valuation allowance	(2,387,588)	(1,220,248)

Net deferred tax asset	$—	$—

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

The Company had available at June 30, 2009, net operating loss carryforwards for federal and state tax purposes of approximately $5,725,000 that could be applied against taxable income in subsequent years through June 30, 2029.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2009 and 2008 was as follows:

	For the Fiscal Year Ended June 30,
	2009		2008
	Amount	%	Amount	%
Tax at U.S. statutory rate	$(968,417)	-34.00%	$(661,853)	-34.00%
State taxes, net of federal benefit	(103,393)	-3.63%	(70,391)	-3.62%
Other	(95,532)	-3.35%	(5,004)	0.80%
Change in valuation allowance	1,167,342	40.98%	737,248	36.82%
	$––	0.00%	$––	0.00%

10.

RELATED PARTY TRANSACTIONS

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•

the CEO’s wife as a bookkeeper at $1,000 per week,

•

The CEO and CTO’s father is a researcher at $1,000 per week, and

•

The CEO and CTO’s mother as a receptionist at $600 per week.

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

From September 2006 until August 2008, the Company outsourced its marketing function to a marketing company which generated the creative design and production of marketing materials and brochures, created and placed advertising in various print media and provided content, design and webhosting services for the Company. The Company’s President is presently cohabitating with an employee of the marketing company. They became acquainted after the employee began working for the marketing company in November 2007. From November 2007 to June 30, 2008, the Company incurred charges from the marketing company in the amount of $90,000 and has incurred charges of $52,000 from July 1, 2008 to August 2008. The Company no longer employs the services of the marketing company.

In February 2008, the Board of Directors approved a Referral Agreement with one of its non-employee directors, whereby the director would receive a referral fee of 2% for business referred to the Company by the director.

The Company has entered into employment agreements with its executive officers which are described under Note 11.

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest shareholder. Also on May 29, 2009,

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement.

In addition, on May 29, 2009, the Company and its largest shareholder entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled. This $1,058,943 sum is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, the Company’s largest shareholder was paid $60,000 and issued 150,000 shares of the Company’s common stock.  The fair market value of the stock, $285,000, plus the amount paid in cash have been recorded as debt acquisition costs and are being amortized over the term of the line of credit agreement, one year.

11.

COMMITMENTS AND CONTINGENCIES

On September 12, 2006, the Company entered into a lease for office and warehouse space located in Jupiter, Florida. The lease term began on October 1, 2006 and terminated on September 30, 2008. The Company was previously under a month-to-month lease.

Rent expense for the fiscal year ended June 30, 2009 and 2008 was $97,812 and $78,704, respectively.

On September 15, 2006, the Company entered into employment agreements with two of its officers and on December 18, 2006 the Company entered into an employment agreement with a third officer. Each agreement is for a term of three years and requires the payment of $91,000 in annual compensation to each officer. In addition, two of the employment contracts include the issuance of incentive stock options to purchase 175,000 shares of the Company’s common stock to each of the officers. Effective March 17, 2008, the Board authorized an amendment to the employment agreements with the officers. The officers agreed to eliminate their automobile allowances of $875 per month. In exchange, their annual compensation has been increased from $91,000 to $125,000, and each officer was granted 200,000 stock options exercisable at $0.667 per share over a 10-year period, subject to semi-annual vesting if still employed by the Company on each applicable vesting date. The Board also granted an additional 175,000 stock options to the officer that did not receive an initial grant, exercisable at $1.00 per share over a 10-year period, subject to the same vesting described in the prior sentence. The Board also agreed to amend a provision of the officers’ employment agreements which permits them to resign for “Good Reason” and receive severance equal to three years base salary and have all unvested options vest. Under this provision, each officer has 180 days to resign in the event a shareholder acquires beneficial ownership of at least 30% of the Company’s common stock. On January 30, 2008, an investor passed this 30% threshold as described on a Form 8-K filed by the Company on the same day. The amendment gave each officer until December 31, 2008 to make this election. None made such an election. See Note 1 for additional information on the options granted the officers.

In December 2008, the Compensation Committee approved new employment terms for each of the Company’s three executive officers. Each received an annual salary of $125,000 for the balance of fiscal 2009 with increases to $150,000 and $175,000 for fiscal 2010 and 2011, subject to the discretion of the Compensation Committee. Target bonuses, subject to the discretion of the Compensation Committee, are $112,500 and $131,250 for fiscal 2010 and 2011, respectively based upon meeting job performance, revenue growth, positive cash flow and pre-tax income no bonus was awarded for fiscal 2009. Additionally, each executive received a grant of 500,000 10-year options exercisable over 10 years. The options vest annually subject to continued employment with the Company and subject to meeting budgeted revenue targets. If the Company fails to meet any revenue targets, the Compensation Committee has discretion to vest the options.

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

The Company was sued on February 4, 2008 as a “successor in interest” to Dyn-O-Mat, Inc. whereby the plaintiff was seeking $77,000 of director’s fees and a consulting fee. The Company has been advised by counsel that the suit is baseless since the Company is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 35,000 shares of Dyn-O-Mat in satisfaction of $35,000 of the liability. The plaintiff received the Dyn-O-Mat stock in October 2005. The Company was also sued on February 4, 2008 by an additional plaintiff who

GELTECH SOLUTIONS, INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

alleges the Company is liable as a “successor in interest” to Dyn-O-Mat, Inc. and that it owes the plaintiff $30,000 arising from director’s fees. The Company had been advised by counsel that this suit is baseless since it is not a successor in interest to Dyn-O-Mat and because the plaintiff agreed in writing to accept 12,500 shares of Dyn-O-Mat in satisfaction of $12,500 of the liability. The plaintiff was issued Dyn-O-Mat stock in October 2005. As of June 30, 2008, the Company estimated that the probable cost related to the above matters was $70,000, and had accrued a liability for that amount. The Company settled this suit during the three months ended December 31, 2008 by the payment of $67,384 to the plaintiffs. The resulting gain on the settlement of $2,616 reduced Selling, General and Administrative expenses in the Consolidated Statement of Operations.

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

In October 2008, the Company entered into a Master Distributing Agreement with a California company (the Distributor). Under the agreement, the Company agreed to pay the Distributor up to $450,000 in costs toward the marketing of the Company’s FireIce Gel product. As of June 30, 2009, the Company had paid $50,000 to the Distributor. In addition, the Company issued a credit in lieu of payment, in the amount of $50,000, against the accounts receivable of the Distributor. As such, the remaining amounts due under the agreement called for the payment of an additional $210,000 in calendar 2009 and $140,000 in calendar 2010.  In September 2009, the Company and the Distributor entered into a settlement agreement whereby each party was relieved of any further obligations related to the Master Distributing Agreement.

12.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2009. As of June 30, 2009, the Company had no cash equivalent balances held in corporate money market funds that are not insured.

At June 30, 2009, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 50%, 13% and 10%. The 50% account receivable was fully reserved.

During 2009, three customers accounted for approximately 44%, 18% and 16% of sales.

During 2009 all sales resulted from two products, FireIce and RootGel which made up 50.3% and 49.7% of total sales.

During the year ended June 30, 2009, the Company purchased approximately $142,000 of raw material from one vendor which amounted to 69% of the inventory purchases in fiscal 2009.

13.

SUBSEQUENT EVENTS

On September 9, 2009, the Company entered into a settlement agreement with one of its former distributors. Under the settlement agreement, both parties were relieved of any further obligation to each other in connection with the Master Distributing Agreement entered into in October 2008.  Management evaluated all activity of the Company through September 25, 2009 (the issue date of the Company’s consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.