Form 10-Q
period 2009-09-30
GelTech Solutions, Inc.
filed 2009-11-16
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the issuer’s common stock as of November 12, 2009, was 13,858,986.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements.

1

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited)
and June 30, 2009

1

Condensed Consolidated Statements of Operations for the three months ended
September 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the three months ended
September 30, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

18

Item 4.        Controls and Procedures

18

Item 4T.     Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

19

Item 1A.     Risk Factors.

19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.       Defaults Upon Senior Securities.

19

Item 4.       Submission of Matters to a Vote of Security Holders.

19

Item 5.       Other Information.

19

Item 6.       Exhibits.

19

SIGNATURES

20

i

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2009	June 30, 2009
ASSETS	(Unaudited)
Cash and cash equivalents	$129,576	$245,381
Accounts receivable trade, net	249,543	16,167
Inventories	210,830	249,409
Prepaid expenses and other current assets	29,229	11,103
Total current assets	619,178	522,060

Furniture, fixtures and equipment, net	22,471	23,207
Debt issue costs, net	230,000	316,250
Deposits	45,631	30,630

	$917,280	$892,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$75,887	$51,778
Accrued expenses	28,180	27,753
Customer deposit	25,000	25,000
Line of credit	2,175,000	1,550,000
Due to related party	––	60,000
Insurance premium finance contract	7,356	7,060
Total current liabilities	2,311,423	1,721,591
Total liabilities	2,311,423	1,721,591

Commitments and contingencies (Note 6)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	––	––
Common stock: $0.001 par value; 50,000,000 shares authorized;
13,858,986 shares issued and outstanding	13,859	13,859
Additional paid in capital	5,287,233	5,262,999
Accumulated deficit	(6,695,235)	(6,106,302)
Total stockholders' equity (deficit)	(1,394,143)	(829,444)

Total liabilities and stockholders' equity (deficit)	$917,280	$892,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2009	2008
Sales	$287,554	$70,341
Cost of goods sold	91,206	19,939
Gross profit	196,348	50,402

Operating expenses:
Selling, general and administrative expenses	670,291	722,503
Research and development	3,766	16,817
Total operating expenses	674,057	739,320

Loss from operations	(477,709)	(688,918)

Other income (expense)
Gain (loss) on conversion	––	12,767
Interest income	12	––
Interest expense	(111,236)	(338)
Total other income (expense)	(111,224)	12,429

Net loss	$(588,933)	$(676,489)

Net loss per common share - basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding - basic and diluted	13,858,986	13,462,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2009	2008
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(588,933)	$(676,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,674	7,440
Amortization of debt issuance costs	86,250	––
Stock option compensation expense	24,234	57,046
Changes in assets and liabilities:
Accounts receivable	(233,376)	(9,196)
Inventories	38,579	(69,182)
Prepaid expenses and other current assets	7,323	11,115
Deposits and other assets	(15,001)	1,928
Accounts payable	24,109	33,969
Related party payable	(60,000)	––
Accrued expenses	427	4,638
Net cash used in operating activities	(714,714)	(638,731)
Cash flows from Investing Activities
Sales of short term marketable debt securities	––	650,000
Purchases of equipment	(938)	(3,392)
Net cash provided by (used in) investing activities	(938)	646,608
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(25,153)	(6,953)
Proceeds from revolving line of credit, net	625,000	––
Net cash provided by financing activities	599,847	(6,953)
Net increase in cash and cash equivalents	(115,805)	924
Cash and cash equivalents - beginning	245,381	230,058
Cash and cash equivalents - ending	$129,576	$230,982

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,798	$383
Cash paid for income taxes	$––	$––
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$25,449	$18,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

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

Beginning July 2008, the Company was no longer in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 "Accounting and Reporting for Development Stage Enterprises." The Company will no longer continue to report as a development stage company, since significant revenues have been generated and the company operations have moved beyond the activities of identifying and developing products to the activities of marketing, selling and distributing products. The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: Weather Tech Innovations, Inc. and FireIce Gel, Inc. (formerly GelTech Innovations, Inc.). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce® through FireIce Gel, Inc. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 28, 2009.

Inventories

Inventories as of September 30, 2009 consisted of raw materials and finished goods in the amounts of $121,123 and $89,707, respectively.

Revenues

The Company recognizes sales of its products when they are shipped FOB shipping point in accordance with Staff Accounting Bulletin 104 and reduces revenues for any credits issued to customers. During the three months ended September 30, 2009, the Company issued credits to customers in the amount of $851 for products returned by a distributor. As a result, sales for the three months ended September 30, 2009 were reduced by the amount of the returns.

Accounting Standard Codification

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Other than changes to authoritative references, there have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to the both the old and new guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.  New references will use the term Accounting Standards Codification (ASC) followed by the relevant ASC section.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in the fiscal 2010 period include the allowance for doubtful accounts, valuation of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services and the deferred tax assets.

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128 (ASC 260-10), “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2009, there were options to purchase 2,689,000 shares of the Company’s common stock and warrants to purchase 1,002,361 shares of the Company’s commons stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted SFAS No. 123 (revised 2004, “123R”) (ASC 718-10), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2009 to September 30, 2009 was $24,234 which consisted of compensation related to employee, director and advisor stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2009, the total compensation cost for stock options not yet recognized was approximately $710,407. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

On July 1, 2009, the Company granted options to purchase 100,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.84 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 166.28% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 3.03%. The value of the options will be recognized over the vesting term, one year.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

A summary of stock option transactions for all stock options for the three months ended September 30, 2009 and 2008 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	1,175,000	$0.82	7.28	$94,000
Exercisable at September 30, 2008	379,169	$0.90	5.21	$––

Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	––	$––	––
Exercised	––	$––
Forfeited	(500,000)	$1.00	9.75
Expired	––	$––
Outstanding at September 30, 2009	2,214,000	$0.90	7.66	$2,655,952
Exercisable at September 30, 2009	877,834	$0.87	5.66	$1,078,668

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the three month periods from June 30, 2008 to September 30, 2008 and from June 30, 2009 to September 30, 2009 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	110,000	$0.85	5.89
Granted	95,000	$0.88	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	205,000	$0.86	7.82	$8,200
Exercisable at September 30, 2008	39,999	$0.92	4.45	$103,197

Weighted average fair value of options granted during the three months ended September 30, 2008		$1.78

Balance at June 30, 2009	205,000	$0.86	5.89
Granted	100,000	$1.84	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2009	305,000	$1.18	7.67	$279,550
Exercisable at September 30, 2009	205,000	$0.86	6.67	$253,550

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	170,000	$1.00	4.53
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	170,000	$1.00	4.27	$––
Exercisable at September 30, 2008	70,623	$1.00	4.27	$––

Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

Balance at June 30, 2009	170,000	$1.00	3.53
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2009	170,000	$1.00	3.27	$187,000
Exercisable at September 30, 2009	136,707	$0.99	3.27	$150,378

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

Determining Fair Value Under ASC 718-10

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

The fair value of stock option grants for the period from July 1, 2009 to September 30, 2009 was estimated using the following weighted-average assumptions:

Risk free interest rate	3.03%
Expected term (in years)	6.5
Dividend yield	––
Volatility of common stock	166.28%
Estimated annual forfeitures	––
Weighted-average fair value	$1.78

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

2. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of September 30, 2009, the Company has a working capital deficit of $1,692,245 and has an accumulated deficit of $6,695,235 and incurred losses from operations of $588,933 for the three months ended September 20, 2009 and used cash from operations of $714,714 during the three months ended September 30, 2009. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In May 2008, we entered into a $2,500,000 revolving line of credit agreement with our largest shareholder. As of September 30, 2009, we have drawn $2,175,000 against this line of credit. This shareholder/lender has assured us that he will provide any additional support we may require. The Company is in the process of seeking additional debt or equity financing in order to meet its future obligations. There is no guarantee that such financing will be available to the Company, particularly in light of current economic conditions. If the Company is unable to generate substantial cash flows from additional sales of our products, or through financings including but not limited to the lines of credit, the Company may not be able to remain operational.

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

3. Line of Credit Agreements

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest shareholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 29th day of each month commencing June 29, 2009 and the principal and all accrued interest is due on May 29, 2010. Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.  As of September 30, 2009, the Company has received advances against the note of $2,175,000. Interest expense on the note for the three months ended September 30, 2009 was $24,798.

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

4. Stockholders’ Equity

There were no issuances of common stock during the three months ended September 30, 2009.

Common Stock Warrants

A summary of outstanding warrants as of September 30, 2009 and 2008 and changes during the three month periods ended September 30, 2009 and 2008 is as follows:

Warrants Issued as Settlements
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	504,058	$1.05	1.92
Granted	––	$––	––
Exercised	(30,000)	$1.00	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	474,058	$1.05	1.66
Exercisable at September 30, 2008	474,058	$1.05	1.66

Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

Balance at June 30, 2009	474,058	$1.05	0.91
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2009	474,058	$1.05	0.76
Exercisable at September 30, 2009	474,058	$1.05	0.76

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2007 to September 30, 2008 and from June 30, 2008 to September 30, 2009 is as follows:

Warrants issued for cash
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	528,303	$1.14	2.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2008	528,303	$1.14	2.04
Exercisable at September 30, 2008	528,303	$1.14	2.04

Weighted average fair value of options granted during the three months ended September 30, 2008		N/A

Balance at June 30, 2009	528,303	$1.14	1.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at September 30, 2009	528,303	$1.14	1.04
Exercisable at September 30, 2009	528,303	$1.14	1.04

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

5. Fair Value Measurements

In July 2009, the Company implemented FASB Accounting Standards Codification 850 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of September 30, 2009 the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$129,576	$129,576	$ ––	$ ––

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

6. Commitments and Contingencies

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

In December 2008, the Compensation Committee approved new employment terms for each of the Company’s three executive officers. Each received an annual salary of $125,000 for the balance of fiscal 2009 with increases to $150,000 and $175,000 for fiscal 2010 and 2011, subject to the discretion of the Compensation Committee. Target bonuses, subject to the discretion of the Compensation Committee, are $112,500 and $131,250 for fiscal 2010 and 2011, respectively based upon meeting job performance, revenue growth, positive cash flow and pre-tax income. No bonus was awarded for fiscal 2009. Additionally, each executive received a grant of 500,000 10-year options exercisable over 10 years. The options vest annually subject to continued employment with the Company and subject to meeting budgeted revenue targets. If the Company fails to meet any revenue targets, the Compensation Committee has discretion to vest or cancel the options. Based upon the failure to meet fiscal 2009 revenue targets, a total of 500,000 options were forfeited.

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

In October 2008, the Company entered into a Master Distributing Agreement with a California company (the Distributor). Under the agreement, the Company agreed to pay the Distributor up to $450,000 in costs toward the marketing of the Company’s FireIce® Gel product. As of June 30, 2009, the Company had paid $50,000 to the Distributor. In addition, the Company issued a credit in lieu of payment, in the amount of $50,000, against the accounts receivable of the Distributor. As such, the remaining amounts due under the agreement called for the payment of an additional $210,000 in calendar 2009 and $140,000 in calendar 2010. In September 2009, the Company and the Distributor entered into a settlement agreement whereby each party was relieved of any further obligations related to the Master Distributing Agreement..

7. Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•

the CEO’s wife as a bookkeeper at $1,000 per week,

•

The CEO and CTO’s father is a researcher at $1,000 per week, and

GelTech Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2009

(Unaudited)

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

The Company approved employment terms with its executive officers which are described under Note 6.

The Company has a Line of Credit with its largest shareholder as described in Note 3.

8. Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2009.  As of September 30, 2009, there were no cash equivalent balances held in corporate money market funds that are not insured.

At September 30, 2009, approximately 84% of accounts receivable was from one customer with another 10% due from another customer.

For the three months ended September 30, 2009, three customers accounted for approximately 72.5%, 12.5% and 11.8% of sales.

During the three months ended September 30, 2009 all sales resulted from two products, FireIce® and RootGel which made up 79% and 21%, respectively, of total sales.

During the three months ended September 30, 2009, the Company purchased approximately $42,000 of raw material from one vendor which amounted to 79% of the purchases for the period.

9. Subsequent Events

In October 2009, the Chairman of the Audit Committee of the Board of Directors resigned. Upon his resignation, all previously unvested options granted to the Director were immediately vested. The total number vested amounted to 55,000 options with exercise prices between $0.67 and $1.84 per share. The Company will recognize the associated expense related to the vesting of these options in the three month period ending December 31, 2009.

Since September 30, 2009, the Company has received additional draws of $200,000 from the Line of Credit.

In November 2009, the Company entered into a consulting agreement with an investment banker which is effective October 15, 2009. Under the agreement the investment banker will provide assistance to the Company in evaluating and executing financial and strategic initiatives of the Company. In connection with the agreement, the Company issued the investment banker 200,000 shares of the Company’s common stock which are restricted, one half until October 15, 2010 and the remainder until October 15, 2011. The fair value of the shares, $340,000, based upon the market price of the Company’s stock on the date of the agreement, will be recognized over the two year period of the agreement.

In November 2009, the Company issued 20,000 shares of common stock in private transactions with accredited investors in exchange for $30,000 in cash or $1.50 per share.

Management evaluated all activity of the Company through November 16, 2009 (the issue date of the Company’s condensed unaudited consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

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

Overview

In 2007, we initiated marketing and sales of RootGel, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we initiated marketing FireIce® , a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. In March 2009, the Company entered into a distribution agreement for SkinArmor, an innovative new fire retardant skin ointment being developed that will be used to assist in protecting exposed skin from the effects of fire. In addition, in 2010 the Company expects to complete development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient sales to support the ongoing business of the Company.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by the GelTech Division of Dyn-O-Mat, Inc., a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce® and IceWear™ while at Dyn-O-Mat and developed an earlier version of RootGel at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel on behalf of GelTech. WeatherTech, our hurricane suppression product was also developed by Mr. Cordani while at Dyn-O-Mat.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

Sales

For the three months ended September 30, 2009, we had sales of $287,554 as compared to sales of $70,341 for the three months ended September 30, 2008, an increase of $217,213. The increase in sales resulted from one major sale of FireIce® amounting to $208,500 during the three months ended September 30, 2009. Sales of product during the quarter consisted of $60,850 for RootGel and $226,704 for FireIce® The sales from 2008 sales were from both RootGel and FireIce®™.

Cost of Goods Sold

Cost of goods sold was $91,206 for the three months ended September 30, 2009 as compared to cost of sales of $19,939 for the three months ended September 30, 2008. The increase was the direct result of the increased sales.

Selling, General and Administrative Expenses

S,G&A expenses were $670,291 for the three months ended September 30, 2009 as compared to $722,503 for the three months ended September 30, 2008. The decrease in 2009 expenses were due to lower expense related to employee stock options, which decreased $32,000, a decrease in travel expenses of $12,000, decreases in legal and professional fees of $42,000 and a reduction in marketing expenses of $52,000, which were partially offset by an increase of $27,000 in salaries and employee benefits.

Research and Development Expenses

R&D expenses were $3,766 for the three months ended September 30, 2009 as compared to $16,817 for the three months ended September 30, 2008. The decrease in fiscal 2010 expenses of $13,051 reflects that FireIce® and RootGel research and development costs are winding down.

Loss from Operations

Loss from operations was $477,709 for the three months ended September 30, 2009 as compared to $688,918 for the three months ended September 30, 2008. The decrease in the loss from operations resulted from a decrease in operating expenses plus an increase of $145,946 in gross profit related to the higher revenues.

Interest Income

Interest income was $12 for the three months ended September 30, 2009 as compared to $0 for the three months ended September 30, 2008.

Interest Expense

Interest expense was $111,236 for the three months ended September 30, 2009 as compared to $338 for the three months ended September 30, 2008. The increase resulted from the higher balances on our Lines of Credit during the three months ended September 30, 2009. Interest expense for the three months ended September 30, 2009 included $86,250 related to the amortization of debt issue costs.

Net Loss

Net loss was $588,933 for the three months ended September 30, 2009 as compared to $676,489 for the three months ended September 30, 2008. The lower net loss resulted from the increase in revenues during the three months ended September 30, 2009, plus the reduction of operating expenses. These factor were partially offset by the increase in interest expense. Net loss per common share was $0.04 for the three months ended September 30, 2009 as compared to $0.05 for the three months ended September 30, 2008. The weighted average number of share outstanding as of September 30, 2009 and 2008 were 13,858,986 and 13,462,821, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the three month period ended September 30, 2009 were $714,714 in which our net loss of $588,933 was negatively impacted by an increase in accounts receivable of $233,376 which was offset by non-cash stock option compensation expense of $24,234, an increase in accounts payable of $24,109 and a reduction of inventory of $38,579. For the three month period ended September 30, 2008, net cash used in operating activities was $638,731, comprised of the net loss for the period totaling $676,489, which was negatively impacted by an increase in inventories of $69,182 which was offset by an increase in accounts payable of $33,969 and by stock compensation expense of $57,046.

Cash flows used by investing activities for the three months ended September 30, 2009 were $938 which related to purchase of equipment. For the three month period ended September 30, 2008, net cash provided by investing was $646,608 which related to the sale of marketable debt securities of $650,000 which were partially offset by the acquisition of equipment costing $3,392.

Cash flows provided by financing activities for the three months ended September 30, 2009 were $599,847, resulting from advances against the Company’s Line of Credit agreement of $625,000 which were offset by repayment of insurance premium finance contracts in the amount of $25,153. Cash flows used by financing activities for the three months ended September 30, 2008 were $6,953 which consisted of repayment of insurance premium finance contracts.

 As of September 30, 2009, we had a working capital deficit of approximately $1.6 million.  As of the date of this report, we have $107,000 in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business.

In May 2009, we entered into a one-year $2,500,000 revolving line of credit agreement with our largest shareholder. This line of credit has been used to repay prior debt to the shareholder, pay for working capital and provide the Company in financing the purchase of inventory for substantiated transactions. As of the date of this report, GelTech has borrowed $2,375,000 under the line of credit. The revolving line of credit note requires the Company to pay the outstanding principal balance prior to its due date during which it will not be permitted to borrow any sums for a period of 30 consecutive days. GelTech is currently exploring raising additional equity or debt from private investors since it only has approximately two months of working capital available. There is no guarantee that such financing will be available to the Company. If the Company is unable to generate substantial cash flows from sales of our products, or through financings, the Company may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 7 to the Condensed Consolidated Financial Statements (Unaudited).

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

Stock-Based Compensation

Under ASC 718-10 which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option and warrant at the grant date using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to the unaudited condensed consolidated financial statements contained in this report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2010. The adoption of ASC 810 did not have a material impact on the unaudited condensed consolidated financial statements of the Company.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Forward Looking Statements

The statements in this Report relating to our expectations regarding our liquidity and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2009, the Company made no changes in the control procedures related to financial reporting.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

No.	Description	Incorporated By Reference	Exhibit #
3.1	Certificate of Incorporation	Form SB-2 filed on July 20, 2007	3.1

3.2	Amended and Restated Bylaws	Form SB-2 filed on July 20, 2007	3.2

10.1	Credit Enhancement and Financing Security Agreement	Form 10-K filed on September 28, 2009	10.1

10.2	Revolving Line of Credit Agreement *	Form 10-K filed on September 28, 2009	10.2

31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report

31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report

32.1	Certification of Principal Executive Officer (Section 906)	Furnished with this Report

32.2	Certification of Principal Financial Officer (Section 906)	Furnished with this Report

———————

*The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)

the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)

the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)

the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)

facts may have changed since the date of the agreements; and

(v)

only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

November 16, 2009	/s/ MICHAEL CORDANI
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

November 16, 2009	/s/ MICHAEL HULL
Michael Hull
Chief Financial Officer (Principal Financial Officer)

20