Form 10-Q/A
period 2009-09-30
GelTech Solutions, Inc.
filed 2010-02-16
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q/A
Amendment No. 1
_________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended:  September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 0-52993

______________________

GELTECH SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)
______________________

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

The number of outstanding shares of the issuer’s common stock as of February 11, 2010, was 15,557,681.

EXPLANATORY NOTE

In preparing the financial statements for the quarter ended December 31, 2009  we concluded that our financial statements for the three months ended September 30, 2009 (which were included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission  on November 15, 2009),  should no longer be relied upon because we inadvertently omitted an accrual for sales commission resulting in an understatement of expense and accrued liabilities. This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed to provide corrected financial statements for the  three months ended September 30, 2009 and to provide revised disclosure as appropriate to reflect such revisions to these financial statements.  Except with respect to the changes resulting from this error, this Amendment does not modify or update any other disclosure in the original filing.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2009	June 30, 2009
ASSETS	(Unaudited) As Restated See Note 10
Cash and cash equivalents	$129,576	$245,381
Accounts receivable trade, net	249,543	16,167
Inventories	210,830	249,409
Prepaid expenses and other current assets	29,229	11,103
Total current assets	619,178	522,060

Furniture, fixtures and equipment, net	22,471	23,207
Debt issue costs, net	230,000	316,250
Deposits	45,631	30,630

	$917,280	$892,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$75,887	$51,778
Accrued expenses	96,568	27,753
Customer deposit	25,000	25,000
Line of credit	2,175,000	1,550,000
Due to related party	––	60,000
Insurance premium finance contract	7,356	7,060
Total current liabilities	2,379,811	1,721,591
Total liabilities	2,379,811	1,721,591

Commitments and contingencies (Note 6)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	––	––
Common stock: $0.001 par value; 50,000,000 shares authorized;
13,858,986 shares issued and outstanding	13,859	13,859
Additional paid in capital	5,287,233	5,262,999
Accumulated deficit	(6,763,623)	(6,106,302)
Total stockholders' equity (deficit)	(1,462,531)	(829,444)

Total liabilities and stockholders' equity (deficit)	$917,280	$892,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2009	2008
	As Restated See Note 10
Sales	$287,554	$70,341
Cost of goods sold	91,206	19,939
Gross profit	196,348	50,402

Operating expenses:
Selling, general and administrative expenses	738,679	722,503
Research and development	3,766	16,817
Total operating expenses	742,445	739,320

Loss from operations	(546,097)	(688,918)

Other income (expense)
Gain (loss) on conversion	––	12,767
Interest income	12	––
Interest expense	(111,236)	(338)
Total other income (expense)	(111,224)	12,429

Net loss	$(657,321)	$(676,489)

Net loss per common share - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted	13,858,986	13,462,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
	2009	2008
	As Restated See Note 10
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(657,321)	$(676,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,674	7,440
Amortization of debt issuance costs	86,250	––
Stock option compensation expense	24,234	57,046
Changes in assets and liabilities:
Accounts receivable	(233,376)	(9,196)
Inventories	38,579	(69,182)
Prepaid expenses and other current assets	7,323	11,115
Deposits and other assets	(15,001)	1,928
Accounts payable	24,109	33,969
Related party payable	(60,000)	––
Accrued expenses	68,815	4,638
Net cash used in operating activities	(714,714)	(638,731)
Cash flows from Investing Activities
Sales of short term marketable debt securities	––	650,000
Purchases of equipment	(938)	(3,392)
Net cash provided by (used in) investing activities	(938)	646,608
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(25,153)	(6,953)
Proceeds from revolving line of credit, net	625,000	––
Net cash provided by financing activities	599,847	(6,953)
Net increase in cash and cash equivalents	(115,805)	924
Cash and cash equivalents - beginning	245,381	230,058
Cash and cash equivalents - ending	$129,576	$230,982

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,798	$383
Cash paid for income taxes	$––	$––
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$25,449	$18,153

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

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended September 30, 2009
(Unaudited)

2. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of September 30, 2009, the Company has a working capital deficit of $1,760,633 and has an accumulated deficit of $6,763,623 and incurred losses from operations of $657,321 for the three months ended September 30, 2009 and used cash from operations of $714,714 during the three months ended September 30, 2009. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In May 2008, we entered into a $2,500,000 revolving line of credit agreement with our largest shareholder. As of September 30, 2009, we have drawn $2,175,000 against this line of credit. This shareholder/lender has assured us that he will provide any additional support we may require. The Company is in the process of seeking additional debt or equity financing in order to meet its future obligations. There is no guarantee that such financing will be available to the Company, particularly in light of current economic conditions. If the Company is unable to generate substantial cash flows from additional sales of our products, or through financings including but not limited to the lines of credit, the Company may not be able to remain operational.

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

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of September 30, 2009 the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$129,576	$129,576	$––	$––

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

7. Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

●	the CEO’s wife as a bookkeeper at $1,000 per week,

●	The CEO and CTO’s father is a researcher at $1,000 per week, and

●	The CEO and CTO’s mother as a receptionist at $600 per week.

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

10. Restatement

        These financial statements were prepared to correct the inadvertent ommission of an accrual for sales commissions. This ommission resulted in the understatement of selling, general and administrative expenses and accrued expenses in the amount of $68,388. In addition, net loss was increased by $68,388 and net loss per share increased $0.01

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

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006. Our products were initially developed by Dyn-O-Mat, Inc., a predecessor entity. Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce® and IceWear™ while at Dyn-O-Mat and developed an earlier version of RootGel at Dyn-O-Mat as well. Mr. Cordani developed the current version of RootGel on behalf of GelTech. WeatherTech, our hurricane suppression product was also developed by Mr. Cordani while at Dyn-O-Mat.

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

Selling, General and Administrative Expenses

SG&A expenses were $738,679 for the three months ended September 30, 2009 as compared to $722,503 for the three months ended September 30, 2008. The increase in  2009 expenses resulted from increases in sales commissions of $68,000 and salary and employee benefits of $27,000, which were partially offset by lower expense related to employee stock options, which decreased $32,000, a decrease in travel expenses of $12,000, decreases in legal and professional fees of $42,000 and a reduction in marketing expenses.

Research and Development Expenses

R&D expenses were $3,766 for the three months ended September 30, 2009 as compared to $16,817 for the three months ended September 30, 2008. The decrease in fiscal 2010 expenses of $13,051 reflects that FireIce® and RootGel research and development costs are winding down.

Loss from Operations

Loss from operations was $546,097 for the three months ended September 30, 2009 as compared to $688,918 for the three months ended September 30, 2008. The decrease in the loss from operations resulted from an increase of $145,946 in gross profit related to the higher revenues which was offset by the increase in operating expenses.

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

Net Loss

Net loss was $657,321 for the three months ended September 30, 2009 as compared to $676,489 for the three months ended September 30, 2008. The lower net loss resulted from the increase in revenues during the three months ended September 30, 2009. These factors were partially offset by the increase in operating expenses and  interest expense. Net loss per common share was $0.05 for the three months ended September 30, 2009 as compared to $0.05 for the three months ended September 30, 2008. The weighted average number of share outstanding as of September 30, 2009 and 2008 were 13,858,986 and 13,462,821, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the three month period ended September 30, 2009 were $714,714 in which our net loss of $657,321 was negatively impacted by an increase in accounts receivable of $233,376 which was offset by non-cash stock option compensation expense of $24,234, an increase in accounts payable of $24,109, an increase in accrued liabilities of $68,815 and a reduction of inventory of $38,579. For the three month period ended September 30, 2008, net cash used in operating activities was $638,731, comprised of the net loss for the period totaling $676,489, which was negatively impacted by an increase in inventories of $69,182 which was offset by an increase in accounts payable of $33,969 and by stock compensation expense of $57,046.

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

As of September 30, 2009, we had a working capital deficit of approximately $1.8 million.  As of November 16, 2009, we have $107,000 in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business.

In May 2009, we entered into a one-year $2,500,000 revolving line of credit agreement with our largest shareholder. This line of credit has been used to repay prior debt to the shareholder, pay for working capital and provide the Company in financing the purchase of inventory for substantiated transactions. As of November 16, 2009, GelTech has borrowed $2,375,000 under the line of credit. The revolving line of credit note requires the Company to pay the outstanding principal balance prior to its due date during which it will not be permitted to borrow any sums for a period of 30 consecutive days. GelTech is currently exploring raising additional equity or debt from private investors since it only has approximately two months of working capital available. There is no guarantee that such financing will be available to the Company. If the Company is unable to generate substantial cash flows from sales of our products, or through financings, the Company may not be able to remain operational.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

No.	Description	Incorporated By Reference	Exhibit #
3.1	Certificate of Incorporation	Form SB-2 filed on July 20, 2007	3.1

3.2	Amended and Restated Bylaws	Form SB-2 filed on July 20, 2007	3.2

10.1	Credit Enhancement and Financing Security Agreement	Form 10-K filed on September 28, 2009	10.1

10.2	Revolving Line of Credit Agreement *	Form 10-K filed on September 28, 2009	10.2

31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report

31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report

32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report

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

GELTECH SOLUTIONS, INC.

February 16, 2010	By:	/s/Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

February 16, 2010	By:	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)