Form 10-Q
period 2009-12-31
GelTech Solutions, Inc.
filed 2010-02-16
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009
or

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

The number of outstanding shares of the issuer’s common stock as of February 11, 2009, was 15,557,681.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	June 30,
	2009	2009
ASSETS	(Unaudited)

Cash and cash equivalents	$332,861	$245,381
Accounts receivable trade, net	224,699	16,167
Inventories	177,917	249,409
Prepaid expenses and other current assets	47,304	11,103
Total current assets	782,781	522,060

Furniture, fixtures and equipment, net	19,650	23,207
Prepaid consulting	297,500	-
Debt issue costs, net	143,750	316,250
Deposits	32,586	30,630

	$1,276,267	$892,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$62,661	$51,778
Accrued expenses	96,385	27,753
Customer deposit	-	25,000
Line of credit	2,450,000	1,550,000
Due to related party	-	60,000
Insurance premium finance contract	24,801	7,060
Total current liabilities	2,633,847	1,721,591
Total liabilities	2,633,847	1,721,591

Commitments and contingencies (Note 6)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
14,529,016 and 13,858,986 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively.	14,529	13,859
Additional paid in capital	6,290,588	5,262,999
Accumulated deficit	(7,662,697)	(6,106,302)
Total stockholders' equity (deficit)	(1,357,580)	(829,444)

Total liabilities and stockholders' equity (deficit)	$1,276,267	$892,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008

Sales	$237,867	$(41,279)	$525,421	$29,062

Cost of goods sold	68,924	(11,988)	160,130	7,951

Gross profit	168,943	(29,291)	365,291	21,111

Operating expenses:
Selling, general and administrative expenses	948,089	642,670	1,686,747	1,365,173
Research and development	3,071	95,980	6,837	112,797

Total operating expenses	951,160	738,650	1,693,584	1,477,970

Loss from operations	(782,217)	(767,941)	(1,328,293)	(1,456,859)

Other income (expense)
Interest income	49	1,746	61	14,513
Interest expense	(116,906)	(7,152)	(228,163)	(7,490)

Total other income (expense)	(116,857)	(5,406)	(228,102)	7,023

Net loss	$(899,074)	$(773,347)	$(1,556,395)	$(1,449,836)

Net loss per common share - basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.11)

Weighted average shares outstanding - basic and diluted	14,028,038	13,471,466	13,943,989	13,467,158

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended December 31,
	2009	2008
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,556,395)	$(1,449,836)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,660	10,749
Amortization of debt issuance costs	172,500	-
Amortization of prepaid stock compensation	-	16,042
Amortization of prepaid consulting	42,500	-
Credit issued	-	65,570
Stock option compensation expense	203,259	116,166
Changes in assets and liabilities:
Accounts receivable	(233,532)	(7,676)
Inventories	71,492	(83,840)
Prepaid expenses and other current assets	(3,098)	7,430
Deposits and other assets	(1,956)	938
Accounts payable	10,883	(67,532)
Related party payable	(60,000)	-
Accrued expenses	68,632	(40,034)
Net cash used in operating activities	(1,281,055)	(1,432,023)
Cash flows from Investing Activities
Sales of short term marketable debt securities	-	750,000
Purchases of equipment	(1,103)	(4,857)
Net cash provided by (used in) investing activities	(1,103)	745,143
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(15,362)	(10,903)
Proceeds from sale of stock and warrants	470,000	-
Proceeds from exercise of stock options	15,000	-
Proceeds from revolving line of credit, net	900,000	558,000
Net cash provided by financing activities	1,369,638	547,097
Net increase in cash and cash equivalents	87,480	(139,783)
Cash and cash equivalents - beginning	245,381	230,058
Cash and cash equivalents - ending	$332,861	$90,275

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,986	$7,490
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$55,560	$23,097
Prepaid stock-based consulting	$340,000	$38,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
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

Beginning July 2008, the Company was no longer in the development stage as defined by Accounting Standards Codification (ASC)  915-10. “Accounting and Reporting for Development Stage Enterprises." The Company will no longer continue to report as a development stage company, since significant revenues have been generated and the company operations have moved beyond the activities of identifying and developing products to the activities of marketing, selling and distributing products. The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: Weather Tech Innovations, Inc. and FireIce Gel, Inc. (formerly GelTech Innovations, Inc.). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce® through FireIce Gel, Inc. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 28, 2009.

Inventories

Inventories as of December 31, 2009 consisted of raw materials and finished goods in the amounts of $96,405 and $81,512, respectively.

Revenues

The Company recognizes sales of its products when they are shipped FOB shipping point in accordance with ASC 605-15 and reduces revenues for any credits issued to customers. During the six months ended December 31, 2009, the Company issued credits to customers in the amount of $851 for products returned by a distributor. As a result, sales for the six months ended December 31, 2009 were reduced by the amount of the returns.

Accounting Standard Codification

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Other than changes to authoritative references, there have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
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

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128 (ASC 260-10), “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2009, there were options to purchase 2,674,000 shares of the Company’s common stock and warrants to purchase 1,457,361 shares of the Company’s commons stock which may dilute future earnings per share.

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

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2009 to December 31, 2009 was $203,259 which consisted of compensation related to employee, director and advisor stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2009, the total compensation cost for stock options not yet recognized was approximately $531,381. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

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

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)

A summary of stock option transactions for all stock options for the six months ended December 31, 2009 and 2008 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	1,540,000	$1.00	10.0
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	2,715,000	$0.92	8.71	$154,050
Exercisable at December 31, 2008	583,253	$0.87	5.72	$52,900

Weighted average fair value of options granted during the six months ended December 31, 2008		$0.42

Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	(500,000)	$1.00	9.75
Expired	––	$––
Outstanding at December 31, 2009	2,214,000	$0.90	7.40	$2,434,552
Exercisable at December 31, 2009	987,583	$0.88	5.80	$1,101,658

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)
A summary of options issued to non-employees under the 2007 Plan and changes during the six month periods from June 30, 2008 to December 31, 2008 and from June 30, 2009 to December 31, 2009 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	110,000	$0.85	5.89
Granted	95,000	$0.88	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	205,000	$0.86	7.40	$13,550
Exercisable at December 31, 2008	113,333	$0.89	7.08	$5,372

Weighted average fair value of options granted during the six months ended December 31, 2008		$1.78

Balance at June 30, 2009	205,000	$0.86	5.89
Granted	100,000	$1.84	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2009	305,000	$1.18	7.42	$249,050
Exercisable at December 31, 2009	238,336	$1.01	6.89	$236,432

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	170,000	$1.00	4.53
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	170,000	$1.00	4.27	$––
Exercisable at December 31, 2008	70,623	$1.00	4.27	$––

Weighted average fair value of options granted during the six months ended December 31, 2008		N/A

Balance at June 30, 2009	170,000	$1.00	3.53
Granted	––	$––	––
Exercised	(15,000)	$1.00	3.25
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2009	155,000	$1.00	3.02	$155,000
Exercisable at December 31, 2009	155,000	$1.00	3.02	$155,000

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

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

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term using the simplified method.  The risk free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair value of stock option grants for the period from July 1, 2009 to December 31, 2009 was estimated to have a weighted average fair value of $1.78, using the following assumptions:

Risk free interest rate	3.03%
Expected term (in years)	6.5
Dividend yield	––
Volatility of common stock	166.28%
Estimated annual forfeitures	––

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)

2. Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2009, the Company had a working capital deficit of $1,851,066 and had an accumulated deficit and stockholders’ deficit of $7,662,697 and $1,357,580, respectively, and incurred losses from operations of $1,328,293 for the six months ended December 31, 2009 and used cash from operations of $1,281,055 during the six months ended December 31, 2009. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In May 2009, the Company entered into a $2,500,000 revolving line of credit agreement with its largest shareholder. As of December 31, 2009, the Company had drawn $2,450,000 against this line of credit. This shareholder/lender has assured the Company that he will provide any additional support the Company may require. The Company issued 455,000 shares of common stock and 455,000 warrants to purchase common stock in exchange for $470,000 during the six months ended December 31, 2009.  In addition, since January 1, 2010 the Company has received an additional $1,280,000 in cash through the sale of 128 units, each unit consisting of 10,000 shares of common stock and three year warrants to purchase 10,000 shares of common stock.  All of these transactions have been through private placements.  If the Company is unable to generate substantial cash flows from additional sales of its products, or through financings, including but not limited to the line of credit, the Company may not be able to remain operational.

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

3. Line of Credit Agreement

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest shareholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month which commenced on July 20, 2009 and the principal and all accrued interest is due on May 29, 2010. Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.  As of December 31, 2009, the Company has received advances against the note of $2,450,000 of which $1,058,943 was used to repay amounts owed under previous lines of credit.  Interest expense on the note for the six months ended December 31, 2009 was $55,234.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)

4. Stockholders’ Equity

The issuances of common stock during the six months ended December 31, 2009 were as follows:

In October 2009, the Company issued 15,000 shares of common stock in exchange for $15,000 in cash upon the exercise of options by a member of the Company’s advisory board.

In November 2009, the Company issued 200,000 shares to an investment banking firm as compensation for a two year consulting agreement with an effective date of October 15, 2009.  The Company recorded the fair value of the shares, $340,000, based upon the quoted trade price of the shares on the date of the agreement, as prepaid consulting fees and will amortize the amount over the term of the agreement, two years.  The Company amortized $42,500 of this amount during the three months ended December 31, 2009.

In November 2009, the Company issued 30,000 shares of common stock and two year warrants to purchase 30,000 shares of common stock at an exercise price of $2.00 per share in exchange for $45,000 in cash in private placements with accredited investors.

In December 2009, the Company issued 425,000 shares of common stock and three year warrants to purchase 425,000 shares of common stock at an exercise price of $1.60 per share in exchange for $425,000 in cash in private placements with accredited investors.

Common Stock Warrants

A summary of outstanding warrants as of December 31, 2009 and 2008 and changes during the six month periods ended December 31, 2009 and 2008 is as follows:

Warrants Issued as Settlements
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	504,058	$1.05	1.92
Granted	––	$––	––
Exercised	(30,000)	$1.00	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	474,058	$1.05	1.41
Exercisable at December 31, 2008	474,058	$1.05	1.41

Weighted average fair value of options granted during the six months ended December 31, 2008		N/A

Balance at June 30, 2009	474,058	$1.05	0.91
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2009	474,058	$1.05	0.41
Exercisable at December31, 2009	474,058	$1.05	0.41

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

A summary of warrants issued for cash and changes during the periods June 30, 2008 to December 31, 2008 and from June 30, 2009 to December 31, 2009 is as follows:

Warrants issued for cash
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	528,303	$1.14	2.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2008	528,303	$1.14	1.79
Exercisable at December 31, 2008	528,303	$1.14	1.79

Weighted average fair value of options granted during the six months ended December 31, 2008		N/A

Balance at June 30, 2009	528,303	$1.14	1.29
Granted	455,000	$1.63	2.93
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at December 31, 2009	983,303	$1.37	1.77
Exercisable at December 31, 2009	983,303	$1.37	1.77

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

In connection with private placement transactions, the Company issued two year warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $2.00 per share and issued an additional 425,000 three year warrants to purchase shares of the Company’s common at an exercise price of $1.60 per share.

5. Fair Value Measurements

In July 2009, the Company implemented FASB Accounting Standards Codification 850 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of December 31, 2009 the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$332,861	$332,861	$––	$––

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)

6. Commitments and Contingencies

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

As discussed above, in December 2008, the Compensation Committee approved new employment terms for each of the Company’s three executive officers. Each received an annual salary of $125,000 for the balance of fiscal 2009 with increases to $150,000 and $175,000 for fiscal 2010 and 2011, which increases are subject to the discretion of the Compensation Committee. Target bonuses, subject to the discretion of the Compensation Committee, are $112,500 and $131,250 for fiscal 2010 and 2011, respectively based upon meeting job performance, revenue growth, positive cash flow and pre-tax income. No bonus was awarded for fiscal 2009. Additionally, each executive received a grant of 500,000 10-year options exercisable at $0.667 per share. The options vest annually subject to continued employment with the Company and subject to meeting budgeted revenue targets. If the Company fails to meet any revenue targets, the Compensation Committee has discretion to vest or cancel the options. Based upon the failure to meet fiscal 2009 revenue targets, a total of 500,000 options were forfeited.

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively.  In addition, the plaintiff seeks to recover certain of his personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer in the Company’s offices. The Company has filed motions to dismiss and continues to contend that the lawsuit is baseless.

In October 2008, the Company entered into a Master Distributing Agreement with a California company (the "Distributor"). Under the agreement, the Company agreed to pay the Distributor up to $450,000 in costs toward the marketing of the Company’s FireIce® Gel product. As of June 30, 2009, the Company had paid $50,000 to the Distributor. In addition, the Company issued a credit in lieu of payment, in the amount of $50,000, against the accounts receivable of the Distributor. As such, the remaining amounts due under the agreement called for the payment of an additional $210,000 in calendar 2009 and $140,000 in calendar 2010. In September 2009, the Company and the Distributor entered into a settlement agreement whereby each party was relieved of any further obligations related to the Master Distributing Agreement.

7. Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	the CEO’s wife is a bookkeeper at $1,000 per week,

•	The CEO and CTO’s father is a researcher at $1,000 per week, and

•	The CEO and CTO’s mother as a receptionist at $600 per week.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2009
(Unaudited)

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

8. Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2009.  As of December 31, 2009, there were $159,465 of  cash equivalent balances held in depository accounts that are not insured.

At December 31, 2009, approximately 92% of accounts receivable was from one customer.

For the six months ended December 31, 2009 three customers accounted for approximately 79.2%, 6.8% and 6.5% of sales.

During the six months ended December 31, 2009 all sales resulted from two products, FireIce® and RootGel which made up 85% and 15%, respectively, of total sales.

During the six months ended December 31, 2009, the Company purchased approximately $53,000 of raw material from one vendor which amounted to 54% of the purchases for the period.

9. Subsequent Events

Since January 1, 2010, the Company has received $1,280,000 in cash through the sale of  128 units, each unit consisting of 10,000 shares of common stock and three year warrants to purchase 10,000 shares of the Company’s common stock in private transactions with accredited investors in exchange for  $10,000 per unit.

Effective January 1, 2010, the Company issued five year options to purchase 100,000 shares of the Company’s common stock for $1.60 per share to a consultant.  The options vested immediately.  The fair market value of the options, $85,872, was calculated using the Black-Scholes method using an expected term of five years, a volatility of 139.11% and a risk free rate of 2.69%, and using a stock price of $1.00, equal to the private placement pricing.

The Company issued 45,282 and 23,929 shares of the Company’s common stock to the Company’s Chairman and a Director, respectively.  These shares were issued to reimburse the Chairman and Director for the amount of their personal shares that were transferred to former Dyn-O-Mat shareholders who were not eligible to participate in prior exchange offers, and will be valued at $1.00 per share based upon the private placement pricing.

The Company extended the term of 474,058 warrants to purchase shares of the Company’s common stock, held by a Director.  The term was extended three years and the exercise price was adjusted from $1.05 per share to $1.50 per share.   The fair market value of the warrants, $215,629, was calculated using the Black-Scholes method using an expected term of 1.21 years, a volatility of 136.57% and a risk free rate of 0.3%, and using a stock price of $1.00, equal to the private placement pricing.

Management evaluated all activity of the Company through February 16, 2010 (the issue date of the Company’s condensed unaudited consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In 2007, we initiated marketing and sales of RootGel, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. In 2008, we initiated marketing FireIce®, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. In March 2009, the Company entered into a distribution agreement for SkinArmor, an innovative new fire retardant skin ointment being developed that can be used to assist in protecting exposed skin from the effects of fire. In addition, in 2010 the Company expects to complete the development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient sales to support the ongoing business of the Company.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008.

Sales

For the three months ended December 31, 2009, we had sales of $237,867 as compared to negative sales of $41,279 for the three months ended December 31, 2008, an increase of $279,146. The increase in sales resulted from one major sale of FireIce® amounting to $207,500 during the three months ended December 31, 2009.  Sales of product during the quarter consisted of $16,586 for RootGel and $221,281 for FireIce®. The negative sales in 2008 resulted from a credit issued to a customer in the amount of $62,700 relating to a FireIce® sale.

Cost of Goods Sold

Cost of goods sold was $68,924 for the three months ended December 31, 2009 as compared to a negative cost of goods sold of $11,988 for the three months ended December 31, 2008. The increase was the direct result of the increased sales.

Selling, General and Administrative Expenses

S,G&A expenses were $948,089 for the three months ended December 31, 2009 as compared to $642,670 for the three months ended December 31, 2008. The increase in 2009 expenses resulted from  increases in sales commissions of $68,000, option expense of $119,000, salary and employee benefits of $22,000, investor relations costs of $80,000 and professional fees of  $22,000.

Research and Development Expenses

R&D expenses were $3,071 for the three months ended December 31, 2009 as compared to $95,980 for the three months ended December 31, 2008. The decrease in fiscal 2010 expenses of $92,909 reflects the winding down of R&D costs for FireIce® and RootGel.

Loss from Operations

Loss from operations was $782,217 for the three months ended December 31, 2009 as compared to $767,941 for the three months ended December 31, 2008. The increase resulted from the higher operating expenses which were partially offset by an increase in gross profit of $198,234.

Interest Income

Interest income was $49 for the three months ended December 31, 2009 as compared to $1,746 for the three months ended December 31, 2009 primarily due to lower cash balances in the current year.

Interest Expense

Interest expense was $116,906 for the three months ended December 31, 2009 as compared to $7,152 for the three months ended December 31, 2008. The increase resulted from the higher balances on our Lines of Credit during the three months ended December 31, 2009. Interest expense for the three months ended December 31, 2009 also included $86,250 related to the amortization of debt issue costs.

Net Loss

Net loss was $899,074 for the three months ended December 31, 2009 as compared to $773,347 for the three months ended December 31, 2008. The higher net loss resulted from the higher operating expenses and interest expense, partially offset by higher gross profit. Net loss per common share was $0.06 for the three months ended December 31, 2009 as compared to $0.06 for the three months ended December 31, 2008. The weighted average number of shares outstanding for the three months ended  December 31, 2009 and 2008 were 14,028,038 and 13,471,466, respectively.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2008.

Sales

For the six months ended December 31, 2009, we had sales of $525,421 as compared to sales of $29,062 for the six months ended December 31, 2008, an increase of $496,359. The increase in sales resulted from two major sales of FireIce® amounting to $416,000 during the six months ended December 31, 2009. Sales of product during the six months ended December 31, 2009  consisted of $77,436 for RootGel and $447,985 for FireIce®. The sales in 2008 are from the sale of  both RootGel and FireIce®.

Cost of Goods Sold

Cost of goods sold was $160,130 for the six months ended December 31, 2009 as compared to $7,951 for the six months ended December 31, 2008. The increase was the direct result of the increased sales.

Selling, General and Administrative Expenses

SG&A expenses were $1,686,747 for the six months ended December 31, 2009 as compared to $1,365,173 for the six months ended December 31, 2008. The increase in expenses for the six months ended December 31, 2009 resulted from  increases in sales commissions paid of $136,000, salary and employee benefits of $49,000,  investor relations costs of $97,000 and option expense of $87,000, which were partially offset by lower expense related to legal and professional fees of $29,000 and a reduction in marketing expenses of $18,000.

Research and Development Expenses

R&D expenses were $6,837 for the six months ended December 31, 2009 as compared to $112,797 for the six months ended December 31, 2008. The decrease in fiscal 2010 expenses of $105,960 reflects that the winding down of R&D costs for FireIce® and RootGel.

Loss from Operations

Loss from operations was $1,328,293 for the six months ended December 31, 2009 as compared to $1,456,859 for the six months ended December 31, 2008. The decrease in the loss from operations resulted from  an increase of $344,180 in gross profit related to the higher revenues which was partially offset by the increase in operating expenses.

Interest Income

Interest income was $61 for the six months ended December 31, 2009 as compared to $14,513 for the six months ended December 31, 2008.

Interest Expense

Interest expense was $228,163 for the six months ended December 31, 2009 as compared to $7,490 for the six months ended December 31, 2008. The increase resulted from the higher balances on our line of credit during the six months ended December 31, 2009. In addition, interest expense for the six months ended December 31, 2009 included $172,500 related to the amortization of debt issue costs.

Net Loss

Net loss was $1,556,395 for the six months ended December 31, 2009 as compared to $1,449,836 for the six months ended December 31, 2008. The higher net loss resulted from the increase in operating and interest expense during the six months ended December 31, 2009. These factors were partially offset by the increase in gross profit.  Net loss per common share was $0.11 for the six months ended December 31, 2009 as compared to $0.11 for the six months ended December 31, 2008. The weighted average number of shares outstanding for the six months ended as of December 31, 2009 and 2008 were 13,943,989 and 13,4672,158, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the three month period ended December 31, 2009 were $1,281,055 in which our net loss of $1,556,395 was negatively impacted by an increase in accounts receivable of $233,532 which was primarily offset by non-cash stock option compensation expense of $203,259, an increase in accounts payable of $10,883, an increase in accrued liabilities of $68,632 and a reduction of inventory of $71,492. For the three month period ended December 31, 2008, net cash used in operating activities was $1,432,023, comprised of the net loss for the period totaling $1,449,836 which was negatively impacted by an increase in inventories of $83,840, a decrease in account payable of $67,532, an increase in accrued liabilities of $40,034, which was offset by stock option expense of $116,166 and credits to customers of $65,570.

Cash flows used by investing activities for the six months ended December 31, 2009 were $1,103 which related to purchase of equipment. For the six month period ended December 31, 2008, net cash provided by investing was $745,143 which related to the sale of marketable debt securities of $750,000 which were partially offset by the acquisition of equipment costing $4,857.

Cash flows provided by financing activities for the three months ended December 31, 2009 were $1,369,638, resulting from advances against the Company’s line of credit agreement of $900,000, proceeds from the sale of common stock and warrants of $470,000 and cash received from the exercise of options to purchase common stock of $15,000.  These were partially offset by repayment of insurance premium finance contracts in the amount of $15,362. Cash flows provided by financing activities for the three months ended December 31, 2008 were $547,097 which consisted proceeds from advances against the Company’s line of credit agreement of $558,000 which were partially offset by repayment of insurance premium finance contracts.

As of December 31, 2009, we had a working capital deficit of approximately $1.9 million.  As of the date of this report, we have $1.2 million in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business.

In May 2009, we entered into a one-year $2,500,000 revolving line of credit agreement with our largest shareholder. This line of credit has been used to repay prior debt to the shareholder, pay for working capital and provide the Company in financing the purchase of inventory for substantiated transactions. As of the date of this report, GelTech has borrowed $2,450,000 under the line of credit. The revolving line of credit note requires the Company to pay the outstanding principal balance prior to its due date during which it will not be permitted to borrow any sums for a period of 30 consecutive days.

Since January 1, 2010, GelTech has sold 128 units each consisting of 10,000 shares of common stock and three year warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for $1,280,000 in cash.  We currently have approximately six months of working capital remaining and our line of credit is due in May 2010.  The Company is currently in negotiations with the holder of the line of credit to extend the payment term.  There is no guarantee that such extension will be granted.  If the extension is not granted, the Company will need to arrange financing to repay the line of credit.  There is no guarantee that such financing will be available to the Company. If the Company is unable to generate substantial cash flows from sales of our products, or through financings, the Company may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 7 to the Condensed Consolidated Financial Statements (Unaudited).

Principal Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The accounting estimates are discussed below. This estimate involves certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

Under ASC 605-15-25 we recognize sales of our products when each of the following has occurred:

-	The price of the product sold is fixed or determinable and evidence of an agreement is present

-	The title and risk of loss of the product has passed to the buyer and the sale is not contingent upon the buyer being able to resell the product.

-	We have a reasonable expectation that the buyer has the intent and the ability to pay for the product ordered.

-	We have no future obligation to the seller related to the product sold.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the six months ended December 31, 2009.

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

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including the expected completion and development of IceWear in 2010, our liquidity, anticipated purchases of any material capital assets and the anticipated impact of recent accounting pronouncements.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, failure to extend the due date of our line of credit and our failure to receive or the potential delay of anticipated orders for our products.

Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the fiscal year ended June 30, 2009.  Any forward-looking statement made by the Company in this report speaks only as of the date on which this report is filed with the SEC.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

There were no material developments to any legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance

Option Holder	October 9, 2009	15,000 shares of common stock	Exercise of stock option
Consultant	December 22, 2009	200,000 shares of common stock	Consulting services
Consultant	December 22, 2009	100,000 5 year stock options exercisable at $ 1.60 per share	Consulting services

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

No.	Description	Incorporated By Reference	Exhibit #

3.1	Certificate of Incorporation	Form SB-2 filed on July 20, 2007	3.1

3.2	Amended and Restated Bylaws	Form SB-2 filed on July 20, 2007	3.2

10.1	Credit Enhancement and Financing Security Agreement	Form 10-K filed on September 28, 2009	10.1

10.2	Revolving Line of Credit Agreement *	Form 10-K filed on September 28, 2009	10.2

31.1	Certification of Chief Executive Officer (Section 302)	Filed with this report

31.2	Certification of Chief Financial Officer (Section 302)	Filed with this report

32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report

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

GELTECH SOLUTIONS, INC.

February 16, 2010	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

February 16, 2010	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)