Form 10-Q
period 2010-03-31
GelTech Solutions, Inc.
filed 2010-05-17
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-52993

GelTech Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2600575
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1460 Park Lane South, Suite 1, Jupiter, Florida	33458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 427-6144

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
Yes ☐                       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☑

Class	Outstanding at May 14, 2010
Common Stock, $0.001 par value per share	16,382,674 shares

PART I – FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	June 30,
	2010	2009
ASSETS	(Unaudited)

Cash and cash equivalents	$1,396,206	$245,381
Accounts receivable trade, net	3,367	16,167
Inventories	198,831	249,409
Prepaid expenses and other current assets	29,822	11,103
Total current assets	1,628,226	522,060

Furniture, fixtures and equipment, net	21,424	23,207
Prepaid consulting	319,405	-
Debt issue costs, net	57,500	316,250
Deposits	41,980	30,630

Total assets	$2,068,535	$892,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$42,574	$51,778
Accrued expenses	15,892	27,753
Customer deposit	-	25,000
Line of credit	2,450,000	1,550,000
Due to related party	-	60,000
Insurance premium finance contract	16,147	7,060
Total current liabilities	2,524,613	1,721,591
Total liabilities	2,524,613	1,721,591

Commitments and contingencies (Note 6)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
16,333,378 and 13,858,986 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively.	16,333	13,859
Additional paid in capital	8,215,698	5,262,999
Accumulated deficit	(8,688,109)	(6,106,302)
Total stockholders' equity (deficit)	(456,078)	(829,444)

Total liabilities and stockholders' equity (deficit)	$2,068,535	$892,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009

Sales	$34,297	$288,248	$559,718	$317,310

Cost of goods sold	9,025	98,375	169,155	106,327

Gross profit	25,272	189,873	390,563	210,983

Operating expenses:
Selling, general and administrative expenses	931,229	715,594	2,617,999	2,080,766
Research and development	6,239	6,409	13,076	119,206

Total operating expenses	937,468	722,003	2,631,075	2,199,972

Loss from operations	(912,196)	(532,130)	(2,240,512)	(1,988,989)

Other income (expense)
Loss on conversion	-	(841)	-	(841)
Other income (expense)	-	(33,000)	-	(33,000)
Interest income	4,463	-	4,524	14,513
Interest expense	(117,679)	(24,686)	(345,819)	(32,176)

Total other income (expense)	(113,216)	(58,527)	(341,295)	(51,504)

Net loss	$(1,025,412)	$(590,657)	$(2,581,807)	$(2,040,493)

Net loss per common share - basic and diluted	$(0.07)	$(0.04)	$(0.18)	$(0.15)

Weighted average shares outstanding - basic and diluted	15,759,271	13,619,523	14,542,433	13,517,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,581,807)	$(2,040,493)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,667	14,255
Bad debt expense	7,463	-
Amortization of debt issuance costs	258,750	-
Amortization of prepaid stock compensation	-	55,730
Amortization of prepaid consulting	106,468	-
Credit issued	-	65,570
Stock option compensation expense	419,301	238,470
Loss on settlement	-	841
Stock issued for settlement	-	41,967
Changes in assets and liabilities:
Accounts receivable	(19,663)	(206,883)
Inventories	50,578	(70,182)
Prepaid expenses and other current assets	14,384	(6,416)
Deposits and other assets	(11,351)	1,000
Accounts payable	(9,204)	30,154
Related party payable	(60,000)	-
Customer deposits	-	50,000
Accrued expenses	(11,861)	(38,655)
Net cash used in operating activities	(1,829,275)	(1,864,642)
Cash flows from Investing Activities
Sales of short term marketable debt securities	-	750,000
Purchases of equipment	(5,884)	(4,857)
Net cash provided by (used in) investing activities	(5,884)	745,143
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(24,016)	(19,649)
Proceeds from sale of stock and warrants, net	2,085,000	100,000
Proceeds from related party debt	-	10,000
Proceeds from exercise of stock options	25,000	-
Proceeds from revolving line of credit, net	900,000	808,000
Net cash provided by financing activities	2,985,984	898,351
Net increase in cash and cash equivalents	1,150,825	(221,148)
Cash and cash equivalents - beginning	245,381	230,058
Cash and cash equivalents - ending	$1,396,206	$8,910

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$90,177	$10,031
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$55,560	$23,097
Prepaid stock-based consulting	$425,872	$38,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

1. Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce®, a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) Soil2O™(formerly RootGel), a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) IceWear™, a line of garments that help cool the core body temperature for individuals who work in extreme conditions (e.g., firefighters, police officers, construction workers, race car drivers). Additionally, GelTech owns a United States patent for a method to modify weather.

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

Inventories

Inventories as of March 31, 2010 consisted of raw materials and finished goods in the amounts of $97,668 and $101,163, respectively.

Revenues

The Company recognizes sales of its products when they are shipped FOB shipping point in accordance with ASC 605-15 and reduces revenues for any credits issued to customers. During the nine months ended March 31, 2009, the Company issued credits to customers in the amount of $8,880 for products returned by a distributor. As a result, sales for the nine months ended March 31, 2009 were reduced by the amount of the returns.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

Accounting Standard Codification

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Other than changes to authoritative references, there have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31. 2010.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in the fiscal 2010 period include the allowance for doubtful accounts, valuation of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services and the deferred tax assets.

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2010, there were options to purchase 2,659,007 shares of the Company’s common stock and warrants to purchase 3,277,361 shares of the Company’s common stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2009 to March 31, 2010 was $419,301 which consisted of compensation related to employee, director and advisor stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2010, the total compensation cost for stock options not yet recognized was approximately $313,323. This  cost will be amortized on a straight-line basis over the remaining vesting term of the options.

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

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

During the three months ended March 31, 2010, the Company’s CEO sold 50,000 options to purchase shares of the Company’s common stock which were exercisable at $0.667 per share.  These options are included in  options sold to third party in the following schedule and are included in options purchased from officer in the Non-Employee, Non-Director schedule.  In addition, the Company’s Chief Technology Officer was issued 14,993 shares of common stock in exchange for a payment of $10,000 to exercise options with an exercise price of $0.667 per share.

A summary of stock option transactions for all stock options for the nine months ended March 31, 2010 and 2009 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	1,540,000	$1.00	10.0
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2009	2,715,000	$0.92	8.71	$154,050
Exercisable at March 31, 2009	583,253	$0.87	5.72	$52,900

Weighted average fair value of options granted during the nine months ended March 31, 2009		$0.42

Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	––	$––	––
Exercised	(14,993)	$0.667	7.97
Options sold to third party	(50,000)	$0.667	7.97
Forfeited	(500,000)	$1.00	9.75
Expired	––	$––
Outstanding at March 31, 2010	2,149,007	$0.91	7.13	$1,810,664
Exercisable at March 31, 2010	922,590	$0.86	5.51	$781,575

Weighted average fair value of options granted during the nine months ended March 31, 2010		N/A

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the nine month periods from June 30, 2008 to March 31, 2009 and from June 30, 2009 to March 31, 2010 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	110,000	$0.85	5.89
Granted	95,000	$0.88	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2009	205,000	$0.86	7.40	$13,550
Exercisable at March 31, 2009	113,333	$0.89	7.08	$5,372

Weighted average fair value of options granted during the nine months ended March 31, 2009		$0.43

Balance at June 30, 2009	205,000	$0.86	5.89
Granted	100,000	$1.84	10.00
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2010	305,000	$1.18	7.17	$181,800
Exercisable at March 31, 2010	269,168	$1.10	6.92	$180,899

Weighted average fair value of options granted during the nine months ended March 31, 2010		$1.78

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)
Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	170,000	$1.00	4.53
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2009	170,000	$1.00	3.78	$34,000
Exercisable at March 31, 2009	103,665	$1.00	3.78	$20,733

Weighted average fair value of options granted during the nine months ended March 31, 2009		N/A

Balance at June 30, 2009	170,000	$1.00	3.53
Granted	––	$––	––
Options purchased from officer	50,000	$0.667	7.97
Exercised	(15,000)	$1.00	3.25
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2010	205,000	$0.92	4.04	$170,400
Exercisable at March 31, 2010	205,000	$0.92	4.04	$170,400

Weighted average fair value of options granted during the nine months ended March 31, 2010		N/A

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

The fair value of stock option grants for the period from July 1, 2009 to March 31, 2010 was estimated to have a weighted average fair value of $1.78, using the following assumptions:

Risk free interest rate	3.03%
Expected term (in years)	6.5
Dividend yield	––
Volatility of common stock	166.28%
Estimated annual forfeitures	––

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)
2. Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2010, the Company had a working capital deficit of $896,387 and had an accumulated deficit and stockholders’ deficit of $8,688,109 and $456,078, respectively, and incurred net losses of $2,581,807 for the nine months ended March 31, 2010 and used cash from operations of $1,829,275 during the nine months ended March 31, 2010. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  In May 2009, the Company entered into a $2,500,000 revolving line of credit agreement with its largest shareholder. As of March 31, 2010 the Company had drawn $2,450,000 against this line of credit.  In May 2010, the shareholder/lender extended the due date of the line of credit to May 2011.  This shareholder/lender has assured the Company that he will provide any additional support the Company may require. During the nine months ended March 31, 2010 the Company issued 2,175,000 shares of common stock and 2,175,000 warrants to purchase common stock in exchange for $2,085,000, net of expenses.   All of these transactions have been through private placements.  If the Company is unable to generate substantial cash flows from additional sales of its products, or through financings, including but not limited to the line of credit, the Company may not be able to remain operational.

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

3. Line of Credit Agreement

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest shareholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month which commenced on July 20, 2009 and the principal and all accrued interest is due on May 29, 2010. Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.  As of March 31, 2010, the Company has received advances against the note of $2,450,000 of which $1,058,943 was used to repay amounts owed under previous lines of credit.  Interest expense on the note for the nine months ended March 31, 2010 was $90,177. The Company has been advised that the shareholder/lender has agreed to renew the loan for an additional one-year term on the same terms and conditions.  In connection with the renewal, the Company will issue the shareholder/lender 150,000 shares of common stock, 150,000 two year warrants to purchase shares of common stock for $1.50 per share and a cash payment of $60,000.  The transaction is anticipated to close shortly after the shareholder/lender renews a loan from a commercial bank.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

4. Stockholders’ Equity

The issuances of common stock during the nine months ended March 31, 2010 were as follows:

In October 2009, the Company issued 15,000 shares of common stock in exchange for $15,000 in cash upon the exercise of options by a member of the Company’s advisory board.

In November 2009, the Company issued 200,000 shares to an investment banking firm as compensation for a two year consulting agreement with an effective date of October 15, 2009.  The Company recorded the fair value of the shares, $340,000, based upon the quoted trade price of the shares on the date of the agreement, as prepaid consulting fees and will amortize the amount over the term of the agreement, two years.  The Company amortized $42,500 of this amount during the three months ended March 31, 2010.

In November 2009, the Company issued 30,000 shares of common stock and two year warrants to purchase 30,000 shares of common stock at an exercise price of $2.00 per share in exchange for $45,000 in cash, or $1.50 per unit,  in private placements with accredited investors.  In March 2010, the Company issued these investors an additional 15,000 shares of common stock and issued them additional warrants to purchase 15,000 shares of common stock at an exercise price of $1.60 per share for three years and modified the initial 30,000 warrants to extend the term to three years at an exercise price of $1.60 per share, to make their investments equal to the subsequent private placement investors.

In total, from November 2009 through  March 31, 2010 the Company issued 2,175,000 shares of common stock and three year warrants to purchase 2,175,000 shares of common stock at an exercise price of $1.60 per share in exchange for $2,175,000 in cash or $1.00 per unit, in private placements with accredited investors including the shares and warrants in the preceding paragraph. The Company paid $90,000 in commissions related to these private placements.

In January 2010, the Company issued 45,282 and 23,929 shares of the Company’s common stock to the Company’s Chairman and a Director, respectively.  These shares were issued to compensate the Chairman and Director for the amount of their personal shares that were used to exchange shares of the Company to former Dyn-O-Mat shareholders in a prior year.   The fair value of the shares, $69,211 was recorded as stock compensation expense.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

Common Stock Warrants

A summary of outstanding warrants as of March 31, 2010 and 2009 and changes during the nine month periods ended March 31, 2010 and 2009 is as follows:

Warrants Issued as Settlements
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	504,058	$1.05	1.92
Granted	––	$––	––
Exercised	(30,000)	$1.00	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2009	474,058	$1.05	1.41
Exercisable at March 31, 2009	474,058	$1.05	1.41

Weighted average fair value of options granted during the nine months ended March 31, 2009		N/A

Balance at June 30, 2009	474,058	$1.05	0.91
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2010	474,058	$1.05	2.17
Exercisable at March 31, 2010	474,058	$1.05	2.17

Weighted average fair value of warrants extended during the nine months ended March 31, 2010		$0.55

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2008 to March 31, 2009 and from June 30, 2009 to March 31, 2010 is as follows:

Warrants issued for cash
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	528,303	$1.14	2.29
Granted	––	$––	––
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2009	528,303	$1.14	1.79
Exercisable at March 31, 2009	528,303	$1.14	1.79

Weighted average fair value of options granted during the nine months ended March 31, 2009		N/A

Balance at June 30, 2009	528,303	$1.14	1.29
Granted	2,275,000	$1.60	3.09
Exercised	––	$––	––
Forfeited	––	$––	––
Expired	––	$––	––
Outstanding at March 31, 2010	2,803,303	$1.51	2.55
Exercisable at March 31, 2010	2,803,303	$1.51	2.55

Weighted average fair value of options granted during the nine months ended March 31, 2010		$0.85

In connection with private placement transactions from November 2009 through March 31, 2010 , the Company issued three  year warrants to purchase 2,175,000 shares of the Company’s common stock at an exercise price of $1.60 per share.  In January 2010, the Company issued 100,000 five year options, exercisable at $1.60 per share to a consultant.

5. Fair Value Measurements

In July 2009, the Company implemented FASB Accounting Standards Codification 850 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of March 31, 2010 the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$1,396,206	$1,396,206	$––	$––

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

6. Commitments and Contingencies

On September 15, 2006, the Company entered into employment agreements with two of its officers and on December 18, 2006 the Company entered into an employment agreement with a third officer. Each agreement is for a term of three years and requires the payment of $91,000 in annual compensation to each officer. In addition, two of the employment contracts include the issuance of incentive stock options to purchase 175,000 shares of the Company’s common stock to each of the officers. Effective March 17, 2008, the Board authorized an amendment to the employment agreements with the officers. The officers agreed to eliminate their automobile allowances of $875 per month. In exchange, their annual compensation has been increased from $91,000 to $125,000, and each officer was granted 200,000 stock options exercisable at $0.667 per share over a 10-year period, subject to semi-annual vesting if still employed by the Company on each applicable vesting date. The Board also granted an additional 175,000 stock options to the officer that did not receive an initial grant, exercisable at $1.00 per share over a 10-year period, subject to the same vesting described in the prior sentence. The Board also agreed to amend a provision of the officers’ employment agreements which permits them to resign for “Good Reason” and receive severance equal to three years base salary and have all unvested options vest. Under this provision, each officer has 180 days to resign in the event a shareholder acquires beneficial ownership of at least 30% of the Company’s common stock. On January 30, 2008, an investor passed this 30% threshold as described on a Form 8-K filed by the Company on the same day. The amendment gave each officer until March 31, 2008 to make this election. None made such an election. See Note 1 for additional information on the options granted the officers.

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

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively.  In addition, the plaintiff seeks to recover certain of his personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer in the Company’s offices. The defendants have filed motions to dismiss and continue to contend that the lawsuit is baseless.

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

7. Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	the CEO’s wife is a bookkeeper at $1,000 per week,

•	thee CEO and CTO’s father is a researcher at $1,000 per week, and

•	the CEO and CTO’s mother as a receptionist at $600 per week.

GelTech Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2010
(Unaudited)

        The Company approved employment terms with its executive officers which are described under Note 6.

The Company has a Line of Credit with its largest shareholder which is in the process of being renewed on the terms as described in Note 3.

8. Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2010.  As of March 31, 2010, there were $1,167,257 of cash equivalent balances held in depository accounts that are not insured.

At March 31, 2010, three customers account for 56%, 21% and 13.5 % of accounts receivable.

For the nine months ended March 31, 2010 three customers accounted for approximately 74.3%, 6.4% and 6.1% of sales.

During the nine months ended March 31, 2010 all sales resulted from two products, FireIce® and Soil2O™ (formerly RootGel) which made up 84% and 16%, respectively, of total sales.

During the nine months ended March 31, 2010, the Company purchased approximately $85,000 of raw material from one vendor which amounted to 71.8% of the purchases for the period.

9. Subsequent Events

    The Company has been advised that the shareholder/lender has agreed to renew the loan for an additional one-year term on the same terms and conditions.  In connection with the renewal, the Company will issue the shareholder/lender 150,000 shares of common stock, 150,000 two year warrants to purchase shares of common stock for $1.50 per share and a cash payment of $60,000.  The transaction is anticipated to close shortly after the shareholder/lender renews a loan from a commercial bank.

Management evaluated all activity of the Company through the issue date of the Company’s condensed unaudited consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTD OF OPERATIOS.

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

Overview

In 2007, we initiated marketing and sales of Soil2O™  (formerly RootGel), a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market. The Company is in the process of rebranding this product under the name Soil2O™.  In 2008, we initiated marketing FireIce®, a water soluble fire retardant which protects firefighters and is useful in containing fires including wildfires. In March 2009, the Company entered into a distribution agreement for SkinArmor™, an innovative new fire retardant skin ointment being developed that can be used to assist in protecting exposed skin from the effects of fire. In addition, in 2010 the Company expects to complete the development of IceWear™, a cooling vest which can be worn by firefighters, racecar drivers and others who work in extreme heat. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient sales to support the ongoing business of the Company.

We were incorporated in July 2006 as a Florida corporation and reincorporated in Delaware in November 2006.  Our Chief Technology Officer, Mr. Peter Cordani, invented FireIce®, IceWear™  and the current version of Soil2O™ on behalf of GelTech. WeatherTech, our hurricane suppression product was also developed by Mr. Cordani.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009.

Sales

For the three months ended March 31, 2010, we had sales of $34,297 as compared to sales of $288,248 for the three months ended March 31, 2009, a decrease of $253,951. The decrease in sales resulted from one major sale of FireIce® amounting to $207,500 during the three months ended March 31, 2009. Sales of product during the quarter consisted of $12,273 for Soil2O™ (formerly RootGel) and $22,024 for FireIce®.

Cost of Goods Sold

Cost of goods sold was $9,025 for the three months ended March 31, 2010 as compared to a cost of goods sold of $98,375 for the three months ended March 31, 2009. The decrease was the direct result of the decrease in sales.

Selling, General and Administrative Expenses

S,G&A expenses were $931,229 for the three months ended March 31, 2010 as compared to $715,594 for the three months ended March 31, 2009. The increase in 2010 expenses resulted from increases in option expense of $84,000, salary and employee benefits of $18,000, investor relations costs of $125,000 and travel of $13,000 which were partially offset by a decrease in sales and marketing costs of $24,000.

Research and Development Expenses

R&D expenses were $6,239 for the three months ended March 31, 2010 as compared to $6,409 for the three months ended March 31, 2009. The slight decrease in fiscal 2010 expense reflects the normalization of continuing R&D costs for FireIce® and Soil2O™ (formerly RootGel).

Loss from Operations

Loss from operations was $912,196 for the three months ended March 31, 2010 as compared to $532,130 for the three months ended March 31, 2009. The increase resulted from the higher operating expenses and lower sales as previously discussed.

Interest Income

Interest income was $4,463 for the three months ended March 31, 2010 as compared to $-0- for the three months ended March 31, 2009 primarily due to higher cash balances resulting from the private placement transactions in the current year.

Interest Expense

Interest expense was $117,679 for the three months ended March 31, 2010 as compared to $24,686 for the three months ended March 31, 2009. The increase resulted from the higher balances on our Lines of Credit during the three months ended March 31, 2010 and $86,250 of amortization of debt issue costs related to the line of credit agreement.

Net Loss

Net loss was $1,025,412 for the three months ended March 31, 2010 as compared to $590,657 for the three months ended March 31, 2009. The higher net loss resulted from the higher operating expenses, interest expense, and lower sales. Net loss per common share was $0.07 for the three months ended March 31, 2010 as compared to $0.04 for the three months ended March 31, 2009. The weighted average number of share outstanding for the three months ended March 31, 2010 and 2009 were 15,759,271 and 13,619,523, respectively.

FOR THE NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2009.

Sales

For the nine months ended March 31, 2010, we had sales of $559,718 as compared to sales of $317,310  for the nine months ended March 31, 2009, an increase of $242,408. The increase in sales resulted from two major sales of FireIce® amounting to $416,000 during the six  months ended December 31, 2009. Sales of product during the nine months ended March 31, 2010 consisted of $89,709 for Soil2O™ (formerly RootGel) and $470,009 for FireIce®. The sales from 2009 were from sales of both Soil2O™ (formerly RootGel) and FireIce®.

Cost of Goods Sold

Cost of goods sold was $169,155 for the nine months ended March 31, 2010 as compared to $106,327 for the nine months ended March 31, 2009. The increase was the direct result of the increase in sales.

Selling, General and Administrative Expenses

S,G&A expenses were $2,617,999 for the nine months ended March 31, 2010 as compared to $2,080,766 for the nine months ended March 31, 2009. The increase in expenses for the nine months ended March 31, 2010 resulted from increases in sales commissions paid of $148,000, salary and employee benefits of $76,000, investor relations costs of $119,000 and option expense of $170,000, which were partially offset by lower expense related to legal and professional fees of $18,000 and a reduction in marketing expenses of $26,000.

Research and Development Expenses

R&D expenses were $13,076 for the nine months ended March 31, 2010 as compared to $119,206 for the nine months ended March 31, 2009. The decrease in fiscal 2010 expenses of $106,130 reflects the winding down of R&D costs for FireIce® and Soil2O™ (formerly RootGel).

Loss from Operations

Loss from operations was $2,240,512 for the nine months ended March 31, 2010 as compared to $1,988,989 for the nine months ended March 31, 2009. The increase in the loss from operations resulted from an increase of $411,728 in operating expenses which was partially offset by the increase in gross profit of $179,580 due to the increase in sales.

Interest Income

Interest income was $4,524 for the nine months ended March 31, 2010 as compared to $14,513 for the nine months ended March 31, 2009.

Interest Expense

Interest expense was $345,819 for the nine months ended March 31, 2010 as compared to $32,176 for the nine months ended March 31, 2009. The increase resulted from the higher balances on our line of credit during the nine months ended March 31, 2010. In addition, interest expense for the nine months ended March 31, 2010 included $258,750 related to the amortization of debt issue costs.

Net Loss

Net loss was $2,581,807 for the nine months ended March 31, 2010 as compared to $2,040,493 for the nine months ended March 31, 2009. The higher net loss resulted from the increase in operating and interest expense during the nine months ended March 31, 2010. These factors were partially offset by the increase in gross profit.  Net loss per common share was $0.18 for the nine months ended March 31, 2010 as compared to $0.15 for the nine months ended March 31, 2009. The weighted average number of share outstanding for the nine months ended as of March 31, 2010 and 2009 were 14,542,433 and 13,517,205, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the nine month period ended March 31, 2010 were $1,829,275 in which our net loss of $2,581,807 was negatively impacted by an increase in accounts receivable of $19,663, a decrease in related party payables of $60,000, an increase in deposits and other assets and decreases in accounts payable of $9,204 and accrued expenses of $11,861,  which were partially  offset by non-cash stock option compensation expense of $419,301, amortization of debt issue costs and prepaid consulting fees of $258,750 and $106,468, respectively, and a decrease in inventories of $50,578.  For the nine month period ended March 31, 2009, net cash used in operating activities was $1,864,642, comprised of the net loss for the period totaling $2,040,493 which was negatively impacted by an increase in accounts receivable of $206,883, an increase in inventories of $70,182 and a  decrease in accrued expenses of $38,655 which was offset by stock option expense of $238,470 and credits to customers of $65,570.

Cash flows used by investing activities for the nine months ended March 31, 2010 were $5,884 which related to purchase of equipment. For the nine month period ended March 31, 2009, net cash provided by investing was $745,143 which related to the sale of marketable debt securities of $750,000 which were partially offset by the acquisition of equipment costing $4,857.

Cash flows provided by financing activities for the nine months ended March 31, 2010 were $2,985,984, resulting from advances against the Company’s line of credit agreement of $900,000, proceeds from the sale of common stock and warrants of $2,085,000 and cash received from the exercise of options to purchase common stock of $25,000.  These were partially offset by repayment of insurance premium finance contracts in the amount of $24,016. Cash flows provided by financing activities for the nine months ended March 31, 2009 were $898,351 which consisted proceeds from advances against the Company’s line of credit agreement of $808,000, proceeds from the sale of stock of $100,000, proceeds from related party debt of $10,000, which were partially offset by repayment of insurance premium finance contracts of $19,649.

As of March 31, 2010, we had a working capital deficit of approximately $900,000.  As of the date of this report, we have $1.1 million in available cash and marketable debt securities. We do not anticipate the need to purchase any material capital assets in order to carry out our business.

In May 2009, we entered into a one-year $2,500,000 revolving line of credit agreement with our largest shareholder. This line of credit has been used to repay prior debt to the shareholder, pay for working capital and provide the Company in financing the purchase of inventory for substantiated transactions. As of the date of this report, GelTech has borrowed $2,450,000 under the line of credit. The revolving line of credit note requires the Company to pay the outstanding principal balance prior to its due date during which it will not be permitted to borrow any sums for a period of 30 consecutive days.  The Company has been advised that the shareholder/lender has agreed to renew the loan for an additional one-year term on the same terms and conditions.  In connection with the renewal, the Company will issue the shareholder/lender 150,000 shares of common stock, 150,000 two year warrants to purchase shares of common stock for $1.50 per share and a cash payment of $60,000.  The transaction is anticipated to close shortly after the shareholder/lender renews a loan from a commercial bank.

Since July 1, 2009, the Company has sold 217.5 units each consisting of 10,000 shares of common stock and three year warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.60 per share in exchange for $2,175,000 in cash, or $1.00 per unit.  We currently have approximately six months of working capital remaining, and our line of credit is due in May 2011.  If the Company is unable to generate substantial cash flows from sales of our products, or through financings, the Company may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 7 to the Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the nine months ended March 31, 2009.

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

Forward Looking Statements

               Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including expectations regarding liquidity and working capital, expectations regarding completing the development of IceWear™, anticipated extension of our line of credit and anticipated need to purchase capital assets. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products and failure to be listed by the U.S Forest Service.

    Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the fiscal year ended June 30, 2009.  These forward-looking statements speak only as of the date on which this report is filed.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any of these forward-looking statements, whether as a result of new information, future developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 4.	CONTROLS AND PROCESURES.

Not applicable to smaller reporting companies

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS.

There were no material developments to any legal proceedings.

ITEM 1A.             RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Shareholders	January 7, 2010	69,211 shares of common stock	Shares owed from Dyn-O-Mat Exchange Offer
Warrant holder	January 24, 2010	474,058 warrants exercisable at $1.50 per share	Extension of expiration date of previously issued warrant
Private placement investors	February 17, 2010 through March 15, 2010	470,000 shares of common stock and 470,000 warrant exercisable at $1.60 per share	In consideration for $470,000
Option holder	March 25, 2010	14,993 shares of common stock	Exercise of stock options with exercise price of $0.667 per share
Private placement investors	March 29, 2010	15,000 shares of common stock and 45,000 warrants exercisable at $1.60 per share	To put prior private placement investors in similar position as new private placement investors

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	SB-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	SB-2	7/20/07	3.2
3.3	First Amendment to the Amended and Restated Bylaws				Filed
4.1	Form of Private Placement Warrant				Filed
10.1	Form of Private Placement Subscription Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Darlene Cordani.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

May 17, 2010	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

May 17, 2010	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)