Form 10-K
period 2010-06-30
GelTech Solutions, Inc.
filed 2010-09-28
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

GelTech Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-52993	56-2600575
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Address of Principal Executive Office: 1460 Park Lane South, Suite 1, Jupiter, Florida  33458

Registrant’s telephone number, including area code: (561) 427-6144

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001, par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,000,000 based on December 31, 2009 closing price of $2.00 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,962,674 shares outstanding as of September 27, 2010.

PART I

ITEM 1.  BUSINESS

Introduction

GelTech Solutions, Inc., or GelTech, is a Delaware corporation organized in 2006.  Our current business model is focused on the following products:

•	FireIce® – a fire suppression product,

•	SkinArmor™ – an ointment used for protecting skin from direct flame and high temperatures, and

•	Soil2O™ – a line of agricultural moisture retention products.

Gel Tech also has two other products which it is not currently focusing on commercializing. They are:

•	IceWear™ – a garment line to assist in cooling body temperature, and

•	WeatherTech Innovations® – our hurricane suppression project.

FireIce®

Industry Overview

The fire suppression systems market is estimated to reach $1.6 billion a year by 2014 according to a 2009 Global Industry Analysts report. According to an article published by the Building and Fire Research Laboratory of the National Institute of Standards and Technology, as early as 1994 the lack of availability of halon fire suppressants sparked worldwide efforts in developing alternative firefighting agents and delivery systems.

The business has two marketing thrusts:

•	suppression of structural and other fires within cities and towns, and

•	suppression of wildland fires such as forest fires managed by federal and state governments.

According to the National Fire Protection Association, in 2009 there were 1,348,500 fires in the United States that caused approximately $12.5 billion in damages. In fiscal year 2009, there were 26,503 structural fires in New York City alone. The New York City Fire Department, which we believe is the largest fire department in the world, had a budget for fiscal year 2009 of $1.5 billion. Of this amount, $1.1 billion was earmarked for fire extinguishment. In a 2009 report by Headwaters Economics, local and federal agencies currently spend approximately $3 billion annually on the suppression of forest fires. In addition, the Department of Homeland Security, or Homeland Security, through their Assistance to Firefighters Grant has distributed funds to allow firefighting departments to purchase critical firefighting gear equipment and other fire suppression necessities. According to Homeland Security’s website, Homeland Security awarded approximately $210 million under the Assistance to Firefighters Grant in fiscal year 2009.

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

Uses

There are many existing and potential uses for FireIce®. We believe it can be an extremely valuable tool for firefighters because:

•
When mixed with water, it can be dispersed and applied by all types of application equipment used in direct fire suppression, such as pressurized water extinguishers, pumper trucks, aircraft, backpack extinguishers, or even hand held spray bottles.

•	Firefighters can apply FireIce® directly to buildings and other structures exposed to an advancing fire.

•	FireIce® can also be rapidly sprayed on foliage to prevent the spread of fires.

•	FireIce® absorbs many times its own weight in water and forms a gel producing increased droplet sizes that reduce drift and evaporation when dropped aerially.

In 2009, California wildfires burned more than 336,000 acres of land, destroyed over 121 structures, and caused almost $34 million in damages. That same year, fire suppression costs for California’s Department of Forestry and Fire Protection amounted to over $256 million.

Fires are not only a major problem in the United States. In August 2010, Russia suffered immense forest fires causing damages of up to $15 billion to the Russian economy (or one percent of Russia’s Gross Domestic Product). In 2009, Greece was afflicted with forest fires that covered over 50,000 acres, scorched 150 homes and reached as far as the capital, Athens.

FireIce® can play a major role in putting out and containing wildland fires, including forest fires, by being sprayed from airplanes directly over such fires, including in areas too dangerous for ground-based firefighters to enter. FireIce® can also be sprayed from tanker trucks on the edges of these fires.

FireIce® also has a number of potential retail and consumer uses:

•	It can be sprayed out of fire extinguishers.

•	It can be used in a spray bottle by professionals, such as welders, who work with blowtorches.

•	Though it has not yet been full y evaluated in this manner, we believe it could be sprayed from building sprinkler systems. We are working with companies to test our product for this application.

Sales and Marketing

After we received independent third party laboratory certification (UL-711 2-A; UL-711 40-A, and a Custom Rubber and Tire Fire Listing), we began marketing FireIce® initially to local fire departments and local government officials. None of our competitors have these UL-711 certifications. Accordingly, we have the only gel that can be sold to fire departments for application directly on fires. Competitive gels can be applied to structures which are not burning as a retardant but not as a fire suppressant.

We market and sell FireIce® through fire equipment distributors, online and direct marketing, and attendance at fire industry national trade shows as well as through our team of seven people who call on potential customers and respond to inquiries.

Because of the wildfires which threaten the West Coast of the United States each year, we understand the potential for FireIce® and the tremendous marketplace for Aerial firefighting in conjunction with the United States Forest Service, or the Forest Service. We have been working with the Forest Service since September  2008 to obtain certification under 5100-306a and to be listed on the Qualified Products List, or the QPL.  If FireIce® is listed on the QPL, it would enable us to apply for ‘open bids for fire suppression products’ and compete with other businesses to provide our product to the Forest Service.  QPL approval is important because of the substantial amount of federal lands that are subject to wildfires. The Forest Service currently spends over $1 billion on firefighting operations yearly. The approval process is lengthy and we cannot be certain when FireIce® will be approved. However, we are hopeful that we will be listed on the QPL at or around the beginning of 2011.

International Sales

In addition to domestic sales, we have also concentrated on expanding market share internationally. We believe the international market presents us with an important opportunity. We have begun seeking to distribute FireIce® in China, South America, some select European countries and Russia. FireIce® is a product designated for ‘public safety’ and consequently, must receive certification and approvals before it may be used in each country. We are hopeful to have Chinese and South American approvals by the end of 2010.

In our international sales program, we will require payment in advance of shipment through irrevocable letters of credit. We will also require payment in United States dollars to eliminate the risk of currency fluctuation.

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The base ingredients of FireIce® are manufactured for us by two third parties. However, there are also several other companies that are able to manufacture the base ingredients. FireIce® becomes a gel when mixed in water. In addition, we expect to have exclusive agreements in place in the near future with our raw materials suppliers for the exclusive supply of product for fire suppressant purposes.

Competition

The fire suppression market is highly competitive. However, we believe we will be able to compete effectively because:

•	FireIce® should provide superior benefits over other fire suppressants.

•	The price per gallon of FireIce® is significantly less than for our competitors’ products.

•
The effectiveness of FireIce® to extinguish rapidly and stop rekindling, allows fire departments to put out fires faster which helps to save manpower and unnecessary overtime costs associated with spending extra time on a fire scene.

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

One of our largest competitors is Tyco Fire & Security, a major business segment of publicly-traded Tyco International Ltd. (NYSE: TYC). Tyco Fire & Security produces ANSUL®, a premium brand of special hazard fire protection products including fire extinguishers and hand line units, pre-engineered restaurant, vehicle, and industrial systems; sophisticated fire detection/suppression systems and a complete line of dry chemical, foam, and gaseous extinguishing agents. Tyco Fire & Security is a very well funded company and has significantly more financial, marketing and sales resources than us. Ansul’s main sales thrust is the installation of “in building” fire suppression systems, but they manufacture a wide variety of products. They also have a very extensive distributor list and have a significant share of the market that we are looking to enter.

Another competitor is U.S. Foam Technologies, a manufacturer and distributor of environmentally friendly firefighting foams. It is a small company whose main marketing thrust is to attract customers to its website through the use of the Google “adwords” program. It also markets its foams at the national firefighting conventions. Since we eventually intend to market FireIce® throughout the entire United States, and because U.S. Foam Technologies’ main focus appears to be the Midwest, we do not believe it will be a competitive threat in the near future.

National Foam, part of the Kidde Fire Fighting organization, is a manufacturer of foam concentrate, foam proportioning systems, fixed and portable foam firefighting equipment, monitors, nozzles and specialized big flow pumping solutions. National Foam has historically been at the forefront of foam fire fighting and fire control technology and is the acknowledged world leader in providing foam based solutions. Other brands associated with National Foam include: Feecon, offering airport crash rescue and general mobile firefighting equipment and Wirt Knox, offering a range of hose racks, reels, carts and general hose storage accessories. National Foam has significant financial resources and is part of a large fire fighting company conglomerate. Thus, it has significantly more financial, marketing and sales resources than we do.

Thermo-Gel® provides the fire fighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It does require special expensive equipment to use. Thermo-Gel is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the Forest Service.

Barricade International, Inc. is a small company that is also marketing a liquid fire retardant gel. However, their product is an emulsion gel, which comes in a liquid form and is made from totally different materials than FireIce®. It has gained some publicity because the current owner of the company is a firefighter. We do not believe it is any real competitive threat to our FireIce® because:

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

SkinArmor™

Overview

SkinArmor™ was developed out of a need for the U.S. Military. Since the ‘Iraqi and Afghanistan Wars’ began, the U.S.  Military has had a large number of personnel receiving high intensity burns. When moving personnel, there is a potential for the transport vehicle to come in contact with an “Improvised Explosive Device” or “IED”.  Most transports only have airflow from underneath the vehicles to maintain protection from shots taken at them. When a transport comes in contact with an “IED” the explosion comes from underneath the vehicle, and into the air vents. This two to three second blast creates heat of over 2500°F.  SkinArmor™ could be used by soldiers during the transportation process offering protection from just such an explosion.

The Product

Military officials that have seen the power of FireIce® in live demonstrations posed the question about developing a product with the same capabilities, but address the issue for ‘skin protection’. SkinArmor™ is a new product we developed using the same base components as we do with the FireIce® product line. We have added a few additional compounds to assist with making the product thicker and more easily spread on the skin. SkinArmor™ will be delivered in a ‘tube’ shape container that will be easily carried by any soldier, firefighter or first responder. During the pre-marketing stage, we have found that there are potentially many other uses for SkinArmor™.  We believe that anyone that works in a high temperature environment could have a potential need for protection with SkinArmor™.  It is currently being tested and evaluated by the U.S. Military.

Soil2O™

Industry Overview

Irrigation in all forms costs billions of dollars a year. According to the USDA Farm and Ranch Irrigation Survey, in 2008 farmers spent $4.8 billion on irrigation equipment, facilities, land improvements, and energy to power irrigation pumps. According to the World Bank’s website, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection. For this reason, the total value of all loans currently held by the World Bank for irrigation and drainage is $3.7 billion. After decades of successfully expanding irrigation and improving productivity, farmers and managers face an emerging crisis in the form of poorly performing irrigation schemes, slow modernization, declining investment, constrained water availability, and environmental degradation. Furthermore, with irrigation costs running into the hundreds of thousands of dollars per golf course, an article in the April 2010 edition of The Golf Course Trades discussed the growing need for golf superintendents to invest in new products and services designed to improve efficiency, conservation and ease of operations.

Drought conditions currently exist in many parts of the U.S.  These drought conditions are causing crop shortages as farmers have insufficient water for their crops which is reducing their yield. Additionally, the drought is causing an increase in forest fires in some areas.

The Product

Soil2O™’s main ingredient is a potassium based co-polymer. Versions of this product have been used in the agricultural industry for many years. Soil2O™ can absorb hundreds of times its weight in water. Water is rapidly drawn into a polymer network where it is stored. As the soil dries out, the polymer releases up to 95% of the water it has absorbed back into the soil. Therefore, the water becomes available when the plants need it most. Soil2O™ is available in different particle sizes — the finer the size of the particle, the greater its absorption capacity and speed.

We are marketing two distinct versions of Soil2O™, a sprayable version and a granular one. The sprayable version is a fine particle blend that is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. The granular product has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. The granular version is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets. Because of drought conditions in parts of the United States, we have received interest in both versions of the product.

Soil2O™ degrades naturally in the soil. Sunlight and salinity exposure makes it break down faster. The Soil2O™ sprayable version is our flagship product and is used as a top dressing and sprayed onto already established turf and grasses. Our formulation provides a specifically formulated particle size which, with irrigation, gets down to the roots to supply turf and grasses with water and nutrients. Since the sprayable particle size is very small and not as protected from the ultraviolet light given off by the sun as the granular form, it will be broken down much more rapidly than the granular form. The granular form of Soil2O™ is tilled directly into the soil and it will last for three to five years without having to be reapplied. The market for the granular product will be newly-designed golf courses as well as courses doing replanting as part of their continual golf course maintenance. Although, granular form re-orders for large scale use may be limited due to its long duration in soil, we expect it to be used in both industrial and retail markets for the planting of landscaping which always has constant turnover due to landscaping re-design, re-planting and young tree mortality rates. Additionally, we have initiated marketing both versions of Soil2O™ to the agricultural market.

Uses

Soil₂O™ has multiple potential uses:

•
Soil2O™ products are specially designed for use as a soil conditioner for water and nutrient retention, interior and exterior farming including growers, turf farms and greenhouses, landscaping, forestry, horticulture and golf course maintenance. Each product’s goal is to increase the water holding capacity of soils and potting mixes, thereby reducing the frequency of irrigation, as well as the leaching of valuable nutrients.

•
Soil2O™ can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for turf farms, golf courses and grass in parks and gardens.

•
It can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, Soil2O™delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin. In one test, the use of Soil2O™ in rain fed sugar cane increased the yield by approximately 25%.

•	By absorbing fertilizer, Soil2O™ reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.

•	Soil2O™ can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.

•	Soil2O™ can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.

•	If Soil2O™ is mixed into the soil, cuttings and transplants take root better and watering frequencies are reduced by as much as 30% to 50%.

•
Another potential use of Soil2O™ is for floral decoration. Soil2O™ is placed in a container with colored water. Soil2O™ absorbs this colored water and becomes colored. The resulting colored gel can be placed in glass containers in which cut flowers may be placed.

Sales and Marketing

We believe that the recent surge in water scarcity in the U.S. has created an opportunity to demonstrate to governments that Soil2O™ can provide a solution for the agricultural market. The agriculture market has a substantial problem in regards to fertilizer and nutrient leaching. Soil2O™ is currently being evaluated by some of the largest growers in Florida in regards to the leaching issue.

GelTech is working on rollout a distribution network nationwide, focusing on strong regional suppliers. To date, the bulk of our focus has been in the Southeast. We are seeking to expand our limited number of distributors and marketing the Soil2O™ line to various businesses including sod farms, tree and crop growers, lawn and landscape professionals in the Southeastern U.S.

We are also engaged in discussions with a few international distributors about acting as a distributor for Soil2O™ to various markets. We cannot assure you we will be successful in recruiting distributors or that they will sell substantial quantities of Soil2O™ at prices that are profitable.

Raw Materials and Suppliers

Our Soil2O™ base ingredients are manufactured for us by a third party. There are several other companies that are also capable of manufacturing the main ingredients.

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to Soil2O™. Some of these companies are:

•	Horticultural Alliance, Inc.

•	Turbo Technologies, Inc.

•	American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. is listed on the Over-the-Counter Bulletin Board, or the Bulletin Board. However, from American Soil’s filings with the Securities and Exchange Commission, or the SEC, it is clear that it has minimal declining revenues, it has experienced significant losses, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete. It supplies polymer soil additions and other related products. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has two patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on Soil2O™ itself or on any of its uses, it is possible that a competitor could reverse engineer Soil2O™ and market it under its own brand name. We have filed a patent application for the sprayable version of Soil2O™.

Seasonality

We expect Soil2O™ will experience seasonality in sales during the fall and winter quarters. However, we do not expect as much seasonality in the Southeastern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a higher demand for Soil2O™ will exist during the drought conditions affecting the United States particularly in the Southwest.

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

    Because we are focusing all of our efforts on our products mentioned above, we do not expect that we will make any effort to commercialize IceWear™ during the fiscal year ended June 30, 2011.

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

The Project

Weather Tech Innovations, Inc. is our subsidiary that we organized to manage our hurricane suppression project. It has undergone only very limited testing and is not ready for true live testing in hurricanes. We need to raise between $3 to $5 million for preliminary environmental impact studies and to build the appropriate computer and radar facilities for participating universities. Another $50 to $100 million will be needed to fully test the project once the preliminaries goals have been reached and verified. We are uncertain whether we can raise this sum and have not devoted any efforts to do so as we seek to commercialize other products.

WeatherTech Innovations® uses an inorganic polymer that has physical and chemical properties that shows promise of having the ability of weakening a hurricane. GelTech’s polymer has undergone intense laboratory study and limited actual field testing. The formulated polymer looks like baby powder; however each granule has the ability to absorb hundreds of times its weight in moisture and water. The product is inert and non-toxic.

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

Governmental Regulation

The use of the polymer for seeding purposes will be subject to governmental regulation. We are subject to the United Nations Convention on the Prohibition of Military or Any Other Hostile Use of Environmental Modification Techniques. This Convention bans hostile weather modification. It is unclear whether deployment of our hurricane suppression project may be considered “hostile.” See the risk factor beginning at page 24.

On March 3, 2005, a bill was introduced by Senator Kay Bailey Hutchison to establish a “Weather Modification Operations or Research Board.” The purpose of the bill was to develop and implement a comprehensive and coordinated national weather modification policy and to establish a national cooperative federal and state program of weather modification research and development. As of the date of this report, the bill has not been brought to a vote. Therefore, it seems likely that that any eventual large-scale version of the project would involve some degree of government regulation and modification of the Convention referred to above.

Intellectual Property

The following are patents pending for products we currently expect to market:

•	U.S. patent application, Serial No. 11/680,803 – Process for Fire Prevention and Extinguishing;

•	U.S. patent application, Serial No. 11/775,512 for a sprayable form of Soil2O™ and International Patent application, Serial No. PCT/US2008/069398;

•	U.S. patent application, Serial No. 12/208.832 – Rapid Deployment Fire Retardent Gel Pack and International Patent application, Serial No. PCT/US2009/056532;

•	U.S. patent application, Serial No. 12/282.603 – Process and Device for Fire Prevention and Extinguishing;

•	U.S. patent application, Serial No. 12/208.891 – Process and Device for Fire Prevention and Extinguishing; and

•	U.S. patent application, Serial No. 12/270.485 – Method and Apparatus for Improving Fire Prevention and Extinguishment.

We also hold patents for IceWear™ and our hurricane suppression project. Our Chief Technology Officer continues to develop potential new products. We recently filed new patent applications, some of which are to improve our existing technologies and others are for new products.

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

•	GelTech Solutions®

•	FireIce®

•	SkinArmor™

•	Soil2O™

•	IceWear™

•	WeatherTech Innovations®

Employees

As of the date of this report, we have 15 employees of which all are full-time employees. We hire independent contractors on an “as needed” basis only. Our Chief Financial Officer performs part-time consulting services for us.  We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer and our Chief Technology Officer, we employ three other members of the Cordani family. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development

During the last two fiscal years, GelTech has spent $19,541 and $125,996 on research and development expenses.

Lincoln Park

On September 1, 2010, we executed a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the Purchase Agreement, we have the right to sell to Lincoln Park up to 4.8 million shares of our common stock (in addition to the shares already sold which is discussed below) at our option as described below, provided that we will not sell more than $5,000,000 of our common stock to Lincoln Park.

Pursuant to the Registration Rights Agreement, we are filing a registration statement with the SEC, covering the shares that have been issued or may be issued to Lincoln Park under the Purchase Agreement.  We do not have the right to commence any sales of our shares to Lincoln Park (other than the initial purchase discussed below) until the SEC has declared the registration statement effective.  Thereafter, over approximately 30 months, we have the right to direct Lincoln Park to purchase up to 4.8 million shares of our common stock in amounts of up to $500,000 as often as every two business days under certain conditions.  The purchase price of the shares will be based on the market prices of our shares immediately prior to the time of sale as computed under the Purchase Agreement without any fixed discount.  For details, see the chart at page 19 of this report. We may, at any time, and in our sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to Lincoln Park.

Upon signing the Purchase Agreement, Lincoln Park invested $200,000 in GelTech as an initial purchase under the Purchase Agreement at $1.00 per share together with warrants to purchase 200,000 shares at an exercise price of $1.25 per share.  Also, we issued 75,000 shares of our common stock to Lincoln Park as a commitment fee for entering into the Purchase Agreement, and are required to issue up to an additional 225,000 shares pro rata if and when we sell shares to Lincoln Park under the Purchase Agreement.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our office is located in Jupiter, Florida.  We lease our office on a month-to-month basis at a monthly rental fee of $8,211.  If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business.  As of the date of this filing, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Bulletin Board under the symbol “GLTC”.  Our common stock last traded at $1.35 on September 27, 2010. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board.  The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

September 30, 2010 (1)	$1.60	$0.95
June 30, 2010	$1.88	$1.10
March 31, 2010	$2.05	$1.52
December 31, 2009	$2.18	$1.45
September 30, 2009	$2.22	$1.51

June 30, 2009	$2.20	$1.07
March 31, 2009	$2.50	$0.55
December 31, 2008	$1.01	$0.51
September 30, 2008	$4.00	$0.70

(1)  This "High" and "Low" bid information is as of September 27, 2010.

There are approximately 280 holders of record of our common stock.  We believe that additional beneficial owners of our common stock hold shares in street name.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors, or the Board, will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and do not have surplus.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Investor (1)	4/27/2010	5,000 shares of common stock and 5,000 three-year warrants exercisable at $1.60 per share	Investment of $5,000

Lender (1)(2)	5/20/2010	150,000 shares of common stock and 150,000 two-year warrants exercisable at $1.50 per share	Extension of line of credit

Investor (1)	9/1/2010	150,000 shares of common stock and 150,000 three-year warrants exercisable at $1.25 per share	Investment of $135,000

(1)  Exemption under Section 4(2) and Rule 506 of the Securities Act.
(2)  This lender is a principal shareholder of GelTech.

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

Overview

We are a company which markets three products.  Our financial statements have been prepared on a going concern basis, and we need to generate material revenue.

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

We recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others In accordance with ASC 718-10.

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

We use the trading price of our common stock, or alternatively, the price of recent private placement sales of our common stock in making our estimates.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

For the Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009.

Revenue

For the fiscal year ended June 30, 2010, we had revenue of $566,240 as compared to revenue of $334,364 for the fiscal year ended June 30, 2009.  Revenue during the fiscal year ended June 30, 2010 consisted of sales of FireIce® and Soil2O™ amounting to approximately $498,000 and $68,000, respectively.  Revenue during the fiscal year ended 2009 consisted of sales of FireIce® and Soil2O™ amounting to approximately $169,000 and $165,000, respectively.

Cost of Goods Sold

For the fiscal year ended June 30, 2010, our costs of goods sold were $186,483 as compared to $128,736 for the fiscal year ended June 30, 2009. The change is consistent with the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,392,456 for the fiscal year ended June 30, 2010 as compared to $2,829,850 for the fiscal year ended June 30, 2009. The increase in these expenses reflect primarily an increase in salaries of $63,000 which resulted from a moderate increase in staffing levels as we continued to actively market our products; an increase in insurance of $55,000; an increase in sales and marketing expenses of $154,000 as we continued to build the brands of both FireIce® and Soil2O™; an increase in non-cash compensation expense of $88,000 resulting from options granted to directors: an increase in professional fees of $53,000 relating to the private placements completed during the year and an increase in investor relations costs of $149,000 resulting from our fund raising efforts during the year.

Research and Development Costs

Research and development costs for the fiscal year ended June 30, 2010 were $19,541 as compared to $125,996 during the fiscal year ended June 30, 2009. The higher amount in fiscal 2009 related to the initial filing fee for the product approval process of the Forest Service for FireIce®.

Other Income (Expense)

       Net other expense for the fiscal year ended June 30, 2010 was $504,644 as compared to $98,066 for the fiscal year ended June 30, 2009.  The increase in net other expense resulted from the increase in interest expense from $80,441 for the year ended June 30, 2009 to $458,179 for the year ended June 30, 2010 which was due to the higher average balance of our line of credit and the amortization of the cash and stock given to the guarantor on the line of credit.  In addition, we accrued $55,000 as of June 30, 2010 for a legal settlement we reached in September 2010.

Net Loss

For the fiscal year ended June 30, 2010 our net loss was $3,536,884 as compared to $2,848,284 for the fiscal year ended June 30, 2009.  The increase in the net loss was the result of higher total operating expenses of $456,151 which were partially offset by the increase in gross profit of $174,000 due to the increase in revenues and an increase in net other expense of $406,518 as described above.  Net loss per common share was $0.24 for the fiscal year ended June 30, 2010 as compared to a net loss per common share of $0.21 for the fiscal year ended June 30, 2009.  The weighted average number of shares outstanding was 15,018,756 and 13,572,287 for the fiscal years ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2010, we used net cash of $2,568,345 in operating activities as compared to $2,433,151 for the fiscal year ended June 30, 2009.  The increase in cash used from operations was primarily the result of an increase in the net loss of $638,600 for the reasons identified above which were partially offset by an increase in stock option compensation expense of $39,734 and an increase in the amortization of debt issue costs of $310,668.  In addition, we made cash payments for debt issue costs and to reduce accounts payable and accounts payable related parties.

Cash flows used in investing activities for the fiscal year ended June 30, 2010 amounted to $7,563 and related to purchases of computer equipment for the corporate office.  Cash flows provided by investing activities for the fiscal year ended June 30, 2009 amounted to $743,929 and consisted of the proceeds from the sale of short term marketable debt securities of $750,000 which were offset by purchases of furniture, fixtures and equipment of $6,071.

Cash flows from financing activities for the fiscal year ended June 30, 2010 were $2,956,323 as compared to $1,704,545 for the fiscal year ended June 30, 2009.  During the fiscal year ended June 30, 2010, we received $2,090,000 from the sale of common stock and warrants in private placements, net of commissions paid, received $908,156 from advances on our line of credit (See Item 13 "Certain Relationships and Related Transactions, and Director Independence" for a description of this line of credit) and received $58,350 from the exercise of stock options for cash.  These proceeds were used for working capital and to repay $32,028 of insurance premium financing.  During the fiscal year ended June 30, 2009, we received net proceeds from the sale of our stock amounting to $178,750.  In addition, we received $1,550,000 proceeds from a line of credit agreement with our largest shareholder.  We used the proceeds in fiscal 2009 to repay $24,205 of insurance finance contracts.  As of the date of this report, we have $200,000 in available cash. We do not anticipate the need to purchase any material capital assets in order to carry out our business.  In May 2010, we signed a one year extension on a $2,500,000 revolving line of credit agreement with our largest shareholder.  This line of credit was used to repay prior debt to the shareholder, and provide us with working capital. As of the date of this report, GelTech has borrowed $2,458,156 under this line of credit.  The revolving line of credit note requires us to pay the outstanding principal balance prior to its due date during which we will not be permitted to borrow any sums for a period of 30 consecutive days.

On September 1, 2010, GelTech signed a $5 million Purchase Agreement with Lincoln Park.  Upon signing the agreement, we received $200,000 from Lincoln Park as an initial purchase under the $5 million commitment in exchange for 200,000 shares of our common stock and warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  We also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement. After the SEC has declared the registration statement effective, we have the right, in our sole discretion, over a 30-month period to sell shares of common stock to Lincoln Park in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to an additional $4.8 million.  The actual amount of money we can receive from Lincoln Park every two-business days will be based upon the price of our common stock, as follows:

PRICE PER SHARE	AMOUNT OF MONEY
$1.00 - $1.39	$30,000
$1.40 - $1.79	$60,000
$1.80 - $2.99	$120,000
$3.00 - $3.99	$240,000
$4.00 or Higher	$500,000

The actual number of shares we sell will be determined by dividing the payment to us by the actual price per share.

We are required to file a registration statement registering the public sale of up to 5,500,000 shares within five days of filing our Form 10-K.  We cannot predict when the SEC will declare the registration statement effective.  Any delays in the effective date and failure of our stock price to increase will impact our ability to meet our working capital needs through Lincoln Park.

In September 2010, GelTech received $135,000 in exchange for 150,000 shares of common stock and three year warrants to purchase 150,000 shares of common stock at an exercise price of $1.50 per share in a private placement with an accredited investor.  In addition, GelTech is also currently working with a number of institutional investors to raise additional capital, since it currently has one month of working capital available.  There is no guarantee that such fund raising efforts will be successful. If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational.

New Accounting Pronouncements

See Note 1 to our financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

        This report includes forward-looking statements including:

•	anticipated listing on the QPL,
•	our future liquidity,
•	opportunities for our products in international markets,
•	anticipated future marketing and sales of our products,
•	anticipated approvals to distribute FireIce® in China and South America,
•	our belief regarding the potential need for our SkinArmor™ product,
•	expectations regarding the usage of Soil2O™ and opportunities for Soil2O™ resulting from water scarcity,
•	our belief of the effect that ours polymer would have on a hurricane, and
•	expectations regarding patents pending that we expect to market.

        All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” elsewhere in this report.

    Other sections of this report may include additional factors which could adversely affect our business and financial performance.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $3.5 million in fiscal 2010 and $2.8 million in fiscal 2009.  We anticipate these losses will continue for the foreseeable future.  We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce® and obtaining adequate financing.  Unless we can begin to generate material revenue, we may not be able to remain in business.  We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

If we do not raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At June 30, 2010, we had a working capital deficit of approximately $1.7 million.  Additionally, as of the date of this report, we have borrowed approximately $2,458,000 under a line of credit from our largest shareholder.  This line of credit must be repaid by May 2011; however, the line of credit requires GelTech to pay the outstanding principal balance prior to its due date during which GelTech is not permitted to borrow any sums for a period of 30 consecutive days. Thus, we will need to raise additional debt or equity capital or again extend this loan as we did in the initial term.

In September 2010, we signed a Purchase Agreement with Lincoln Park.  We may direct Lincoln Park to purchase up to an additional $4,800,000 shares of our common stock under our Agreement over a 30-month period assuming an effective registration statement.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources, such as through the sale of our products.  If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise the necessary working capital, we may not be able to repay this line of credit and will not be able to remain operational.

If we cannot sell a sufficient volume of our products, we will not remain operational.

To date, our sales have been limited as we have focused our attention on building a sales team and distribution channels as well as obtaining the necessary certifications for FireIce®.  We only commenced our sales of FireIce® in the fourth quarter of fiscal 2008 and our sales of FireIce® and Soil2O™ have not been material.  We need to be listed, and have applied for listing, on the Forest Service’s QPL in order to sell directly to governments, which are responsible for combating wildfires.  If we cannot achieve sufficient sales levels, we will not be able to remain operational.  Thus, we will need to raise additional debt or equity capital or again extend this loan as we did in the initial one-year term.

Because of the continuing decline in the economy in the United States and overseas, the substantial reduction in available credit and the decline in our stock price, we have been hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to repay our line of credit.

Because we have not generated material sales of FireIce® since it was launched over two years ago, there can be no assurances it will be accepted by potential customers.

We launched FireIce® over two years ago and have not generated material sales.  There are multiple factors, which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

•
A potential long-term market for FireIce® is to combat forest fires.  However, any such use would require the appropriate government approval, including the Forest Service.  We cannot assure you that we will be able to gain the necessary approvals for such a use, although we expect that we will receive federal approval in early 2011.

•	We need to convince potential customers that FireIce® is superior to and less costly than competitive products.

We have a limited operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan.  Therefore, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

We were formed in 2006.  While we have conducted development and sales and marketing activities, we have not generated material revenue to date.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company.  These risks include:

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

Since our incorporation in 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and Soil2O™.  Our marketing of these products is subject to a number of risks, including:

•
Although we have a pending U.S. patent application for the sprayable form of Soil2O™, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil2O™ granular;

•	If the pending patent application is not granted for the sprayable form of Soil2O™, we will face direct competition, which can erode any market share we may achieve and create pricing pressure;
•	We need to obtain QPL listing for FireIce® from the Forest Service so that we are eligible to sell FireIce® to combat wildfires; and
•	In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition.

We cannot assure you that our marketing efforts will result in material sales or that if it does results in material sales, that such sales will necessarily translate into profitability.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability.  Our growth strategy is dependent on a number of factors, including market acceptance of our fire suppression gel and our moisture preservation product and the acceptance by the public of the concept of hurricane suppression.  We cannot assure you that our potential market will purchase our products or that those parties will purchase our products at the costs and on the terms assumed in our business plan.

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

Businesses, which grow rapidly often, have difficulty managing their growth.  If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.  We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

Although we began marketing of Soil2O™ in 2007, we have not achieved material sales.

Although we began marketing and selling Soil2O™ as a product providing a solution to golf courses facing drought conditions in 2007, we have not generated material sales.  Initially, we entered into an exclusive distribution agreement with a third party for the States of Florida and Arizona.  We have terminated the exclusive nature of that agreement because of limited sales.  We may not be able to sell Soil2O™ in volumes and at prices, which will be profitable to us. We have to expand our sales and distribution efforts to other states. Additionally, we must recruit distributors for agricultural usage of Soil2O™.  If we cannot expand our sales and distribution network, our future sales of Soil2O™ will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southeastern U.S.

Because we do not have a patent on Soil2O™ or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to Soil2O™.  Because we lack any patent protection on Soil2O™ itself and have only a pending patent for the sprayable form, there is a substantial risk that one of these competitors could determine how to make the granular form of Soil2O™ and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

A change in environmental regulations may adversely affect the use of FireIce® and Soil2O™ and may hinder our ability to generate revenue from this line of business.

While we believe that FireIce® and Soil2O™ are environmentally friendly, we may become subject to varying environmental regulations that could adversely affect the use of it.  If we do become subject to environmental regulations, the use of FireIce® and Soil2O™ may be limited as compared to other technologies which may be less expensive or more efficient.

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

•
We estimate that it will cost $3,000,000 to $5,000,000 to start the computer storm modeling and initiate the environmental impact studies.  We expect the total costs will range from $50,000,000 to $100,000,000 over four years to perform live testing on incoming storms and to fully evaluate the results including continual computer and radar modeling along with the environmental effects.  While we intend to seek government grants or corporate contributions, we may be unsuccessful in raising these funds especially in light of the resistance the current administration has shown to proposed legislation supporting weather modification research and growing political reluctance to increase the federal deficit.  If we are unsuccessful in raising these funds in the time scale required, we will not be able to test this technology.

•	We are subject to budgetary restraints from both the federal government and large corporations and insurance companies which may impede our ability to obtain the necessary funding.
•	Even if we raise the necessary capital, we may not successfully test the hurricane suppression project.
•
In 1979, the U.S. became a party to an international treaty banning the use of weather modification for hostile purposes.  While modification for peaceful purposes is allowed, there is some question about whether even well-intentioned programs could be considered hostile.  Therefore, geopolitical considerations may make it difficult for us to deploy the hurricane suppression project on a large scale.

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

FireIce® and Soil2O™ face substantial competition in the fire suppression and moisture preservation markets, respectively, and there is no guarantee potential customers will select our products over those of our competitors.

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

Many of our competitors are capable of developing or have developed and are capable of continuing to develop products based on similar or other technology, which are or may be competitive with our products and technologies.  At least one of our competitors in the fire suppression business has substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do.  Because our competitors in the moisture preservation markets are private companies, we are unable to determine the amount of financial and other resources they have available.  However, some of these companies appear to have had much greater marketing experience than we have.  Potential customers may prefer the pricing terms or service offered by competitors.  Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers.

Because we are seeking to enter into contracts with federal and state governments, we will be subject to a number of risks, which could adversely affect our business.

We are seeking to sell our products, including FireIce®, to federal and state governments.  In selling to the government, we will be subject to a number of significant risks including:

•	State, local and federal budget deficits;
•	We may require approvals as with the QPL, which require extensive periods of delay. The lack of governmental funding can lengthen the delay;
•	We may not be successful in selling our products to the government, although we will incur material costs as part of our sales efforts;
•	Government contracts often contain unfavorable termination provisions; and
•	We may be subject to audit and modification of agreements by the government in its sole discretion, which subjects us to additional risks.

The government can unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
•	terminate our existing contracts;
•	reduce the scope and value of our existing contracts;
•	audit and object to our contract-related costs and fees; and
•	change certain terms and conditions in our contracts.

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

The process of obtaining government contracts is lengthy and uncertain, and we must compete for each contract.  Similar to large corporations, government employees resist change and taking risks.  This can make it more difficult to obtain government contracts.  Moreover, the award of one government contract does not necessarily secure the award of future contracts.  Governments are subject to budgetary restrictions, which may limit their ability to buy our products.  These budgetary restrictions have been magnified by the current recession, which has resulted in material decreases in tax receipts.  Even if we are able to enter into a contract with a government, there is no guarantee we will be able to do so on terms, which will be profitable to us.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including patents is our key asset. We currently expect to commercialize one U.S. patent and five patent pendings. Competitors may be able to design around our patents and compete effectively with us.  The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial.  We cannot assure you that:

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

There is currently pending in the U.S. Congress legislation referred to as the Patent Reform Act of 2007 and a slightly different version known as the Patent Reform Act of 2009.  While the 2007 Act passed in the House of Representatives, it is uncertain whether it will be passed into law and whether or how it will be amended.  Proponents argue it will reduce the explosive litigation costs and patent infringement judgments while enhancing innovation.  However, we believe it will make it easier to challenge patents, may increase the likelihood our patents will be challenged in court or administratively at the United States Patent and Trademark Office, could result in extraordinary legal fees defending our patents and could result in one or more of our patents being ruled invalid.  This would result in a material adverse effect upon our future operating results and financial condition, including increasing competition.

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

As of the date of this report, we had outstanding 16,962,674 shares of common stock, of which our principal shareholder owns 5,664,503 shares and directors and executive officers own 1,969,043 shares, which are subject to the limitations of Rule 144 under the Securities Act of 1933.  All of the remaining outstanding shares are freely tradable, except for approximately 490,000 shares, which were issued less than six months prior to the date of this report.

In general, Rule 144 provides that any non-affiliate of GelTech, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that GelTech stays current in its SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of GelTech may sell after six months with the following restrictions: (i) GelTech is current in its filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares.  A person who has ceased to be an affiliate at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

The sale of our common stock to Lincoln Park may cause dilution and the sale of the shares by Lincoln Park could cause the price of our common stock to decline.

In connection with entering into the Purchase Agreement, we authorized the sale or issuance to Lincoln Park of up to 5,500,000 shares of our common stock.  The number of shares ultimately offered for sale by Lincoln Park is dependent upon the number of shares purchased by Lincoln Park under the Purchase Agreement.  The purchase price for the common stock to be sold to Lincoln Park pursuant to the Purchase Agreement will fluctuate based on the price of our common stock.  It is anticipated that shares registered in connection with the Purchse Agreement will be sold over a period of up to 30 months.  Depending upon market liquidity at the time, a sale of shares by Lincoln Park at any given time could cause the trading price of our common stock to decline.  After it has acquired such shares, Lincoln Park may sell all, some or none of such shares.  Therefore, sales to Lincoln Park by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park.

An investment in GelTech may be diluted in the future as a result of the issuance of additional securities or the exercise of options or warrants.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock.  Because we have a negative net tangible book value, purchasers will suffer substantial dilution.  We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

In the future, we may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more series of preferred stock that have more than one vote per share.  This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F- 27.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our directors and executive officers.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  The officers are elected by our Board.

Name	Age	Position
Michael Cordani	50	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Joseph Ingarra	37	President and Director
Peter Cordani	49	Chief Technology Officer and Director
Michael Hull	57	Chief Financial Officer
Jerome Eisenberg	71	Director
Anthony Marchese	50	Director
Leonard Mass	69	Director
Phil O’Connell, Jr.	70	Director

Biographies

Michael Cordani has been our Chief Executive Officer and a director since inception.  He became Chairman of the Board of Directors on June 25, 2007.  From inception until June 25, 2007, Mr. Cordani was also our President.  Mr. Cordani also acted as our Chief Financial Officer until August 28, 2007.  From May 2004 through July 2006, Mr. Cordani was the President of VMR Trucking, Inc. Mr. Cordani was selected to our Board for his 20 years of experience in management.  In addition, Mr. Cordani was selected because he is our Chief Executive Officer.

Joseph Ingarra has been our President since June 25, 2007.  From inception until June 25, 2007, Mr. Ingarra was our Executive Vice President.  He has been a director since inception.  From January 2005 to April 2006, Mr. Ingarra was Vice-President of Corporate Acquisitions for MidCoast Financial, Inc.  Mr. Ingarra was selected as a director because he is our Co-founder and President.

Peter Cordani has been our Chief Technology Officer since inception.  Mr. Cordani has been a director since July 3, 2007.  He is the inventor of all of our intellectual property.  Mr. Cordani was the Chief Executive Officer of Dyn-O-Mat from February 1994 until February 2007. Mr. Cordani was selected as a director because of his patent experience and because he is our Chief Technology Officer.

Jerome Eisenberg has been our director since February 1, 2010.  Since 2006, Mr. Eisenberg has been Chairman of the Board of ORBCOMM, Inc. (NASDAQ: ORBC), a leading provider of global satellite and cellular data communications solutions for asset tracking, management, and remote control.  From December 2004 until March 2008, Mr. Eisenberg served as the Chief Executive Officer of ORBCOMM, Inc.  Mr. Eisenberg has been a director of ORBCOMM, Inc since 2004.  In July 2009, Mr. Eisenberg became Chief Executive Officer of TFISA LLC, a company formed to distribute FireIce® internationally. Mr. Eisenberg was selected as a director because of his experience with public companies and because he is independent.

Leonard Mass has been our director since May 11, 2010.  Since September 2005, Mr. Mass has been the Vice President of Land Development at Drummond Company, Inc. in its Real Estate Development division.  Mr. Mass was selected to our Board for his 40 years of experience in executive management and his background in finance and management and because he is also independent.

Michael Hull became our Chief Financial Officer on March 17, 2008.  Since January 2008, he has been Director – CFO Services for WSR Consulting, Inc., or WSR, which provides Chief Financial Officer and related services to businesses, including GelTech. Mr. Hull is not an employee and WSR provides our accounting and finance functions through Mr. Hull on a part-time basis.  See Item 13. "Certain Relationships and Related Transactions, and Director Independence".  Mr. Hull spends the majority of his time working for Ecosphere Technologies, Inc. and its majority-owned subsidiary, Ecosphere Energy Services, LLC.  From November 2006 through November 2007, Mr. Hull was Chief Financial Officer of BabyUniverse, Inc., an Internet retailer.  From December 2004 to November 2006, Mr. Hull was a consultant with Resources Global Professionals, a temporary accounting staffing agency.  Previously, Mr. Hull spent 11 years in public accounting with the South Florida audit practice of Price Waterhouse.  Mr. Hull is a Certified Public Accountant in Florida.

Anthony Marchese became a director on August 12, 2010.  Since 2002, Mr. Marchese has been the President of Monarch Capital Group LLC, an investment banking firm.  Mr. Marchese has also been the Chief Investment Officer and sole general partner of Insiders Trend Fund LP.  Mr. Marchese was selected as a director because of his experience with capital markets and because he is independent.

Phil O’Connell, Jr. became a director of GelTech on November 15, 2006. Mr. O’Connell is an attorney and has been a partner at the law firm of Casey Ciklin Lubitz Martens & O’Connell, P.A. and predecessor law firms since 1969.  Mr. O’Connell was selected as a director because of his experience as a lawyer and because he is independent.

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

Committees of the Board of Directors

Our Board has established an Audit Committee and a Compensation Committee.  We have not established a Nominating Committee.  The function of this committee is being undertaken by the entire Board as a whole.  The Board and its Committees meet throughout the year and act by written consent from time to time as appropriate.  Committees regularly report on their activities and actions to the Board.  The Audit Committee has a written charter approved by the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation

Michael Cordani
Joseph Ingarra
Peter Cordani
Jerome Eisenberg	P	P
Leonard Mass	P	P
Anthony Marchese	P	P
Phil D. O’Connell, Jr.	P	P	P

Our Board has determined that Messrs. Eisenberg, Mass, Marchese and O’Connell are independent under the NASDAQ Stock Market Listing Rules.  Also, our Board has determined that Messrs. Eisenberg, Mass and Marchese are qualified as Audit Committee Financial Experts, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements.  The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm.  The Audit Committee also reviews the audit and non-audit fees of the auditors.  Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters.  Additionally, the Compensation Committee is responsible for administering our 2007 Equity Incentive Plan, or the Plan.

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

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit GelTech and its shareholders.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with marketing and operations and legal skills.

Board Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for GelTech.  Because we are a small company and do not have significant revenues, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer.  The challenges faced by us at this stage – obtaining financing and developing our business – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect GelTech, and how management addresses those risks.  Mr. Michael Cordani, as our Chief Executive Officer and Chairman of the Board, and Mr. Ingarra, our President and a director, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  Presently, the primary risks affecting GelTech is the lack of working capital and the inability to generate sufficient revenues so that we have positive cash flow from operations.  The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC.  These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2010 except the following:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
Michael Cordani	2	2	0
Phil O’Connell	2	2	0
Jerome Eisenberg	1	1	0

ITEM 11.  EXECUTIVE COMPENSATION

Our Compensation Committee has approved the following employment terms for our executive officers.  Formal agreements have not been executed as of this filing.  The chart below summarizes the terms and conditions of these employment arrangements.

Executive	Term	Base Salary/ Compensation(1)	Option/Bonus Incentive (2)
Michael Cordani	January 1, 2009 through January 1, 2012	$125,000 per year with increases for 2010 and 2011	500,000 stock options and a performance based annual bonus
Joseph Ingarra	January 1, 2009 through January 1, 2012	$125,000 per year with increases for 2010 and 2011	500,000 stock options and a performance based annual bonus
Peter Cordani	January 1, 2009 through January 1, 2012	$125,000 per year with increases for 2010 and 2011	500,000 stock options and a performance based annual bonus
———————
(1)
The base salary increases are subject to approval of the Compensation Committee with target salaries for fiscal 2010 and 2011 of $150,000, and $175,000, respectively.  Increases are to be based upon profitability, positive cash flow and such other factors as the Compensation Committee deems important.  The executives’ salaries for fiscal 2010 were $125,000.

(2)
The options generally are 10-year options at fair market value under the Plan.  The options vest in one-third increments each year subject to continued employment on the applicable vesting date and also vest based upon meeting budgeted revenue targets.  Any options which do not vest in a fiscal year shall be forfeited.  However, the Compensation Committee retains discretion to vest any options for a fiscal year in which the applicable performance target was not met.  In fiscal 2010 and 2009, a total of 333,334 options per executive were forfeited for GelTech’s failure to meet the performance standard.

Termination Provisions

The table below describes the severance payments that our executive officers are entitled to in connection with a termination of their employment.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder.  Upon termination without cause or for good reason, Michael Cordani, Joseph Ingarra and Peter Cordani are entitled to one year’s severance.  Upon a change of control, the same executives are entitled to one year’s base salary and all of their unvested stock and options immediately vest. Change of control is defined under the Regulations promulgated under Section 409A of the Code.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, or our Named Executive Officers.

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)(1)	Total ($)(j)
Michael Cordani(2)	2010	125,000	-	125,000
Chief Executive Officer (3)	2009	125,000	43,349	168,349

Joseph Ingarra	2010	125,000	-	125,000
President (3)	2009	125,000	43,349	168,349

Peter Cordani	2010	125,000	-	125,000
Chief Technology Officer (3)	2009	125,000	43,349	168,349

(1)
The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718.  These rules also require prior year amounts to be recalculated in accordance with the rule (and therefore any number previously disclosed in our fiscal 2009 Form 10-K regarding our Named Executive Officers compensation on this table or any other table may not reconcile.)  These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)	Does not include 45,282 shares issued to Mr. Cordani which were not issued for compensation.
(3)
Each executive received a grant of 500,000 options which vest in one-third increments each year subject to continued employment on the applicable vesting date and based upon meeting budgeted revenue targets.  The fiscal 2010 performance target was not met and 166,666 options per executive were forfeited.  A total of 333,334 options for each executive have been forfeited.

Outstanding Equity Awards

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of June 30, 2010:

	Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised or Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Cordani	175,000	(1)	0			1.00	September 15, 2011
Chief Executive Officer	116,667	(2)	33,333			0.667	March 17, 2018
				166,667	(4)	1.00	December 19, 2018

Joseph Ingarra	175,000	(1)	0			1.00	September 15, 2011
President	50,000	(3)	0			0.667	June 25, 2012
	166,667	(2)	33,333			0.667	March 17, 2018
				166,667	(4)	1.00	December 19, 2018

Peter Cordani	145,833	(2)	29,167			1.00	March 17, 2018
Chief Technology Officer	151,674	(2)	33,333			0.667	March 17, 2018
				166,667	(4)	1.00	December 19, 2018
———————

(1)	These options are fully vested.
(2)	These options vest over a three year period in equal increments each June 30th and December 31st beginning June 30, 2008.
(3)	These options vest over a three year period in equal increments each June 30th and December 31st beginning December 31, 2007.
(4)
Each executive in this table received a grant of 500,000 options which vest in one-third increments each year subject to continued employment on the applicable vesting date and based upon meeting budgeted revenue targets.  The fiscal 2010 performance target was not met and 166,666 options per executive were forfeited.  A total of 333,334 options for each executive have been forfeited.

2007 Equity Incentive Plan

In March 2007, we established the Plan.  Initially, we were authorized to issue up to 1,500,000 Stock Rights.  In September 2008, our Board increased the Plan by adding an additional 2,000,000 Stock Rights.  Under the Plan, all of our non-employee directors (who do not own 10% or more of our common stock) receive automatic grants of stock options upon appointment as director or member of a board committee.  These initial grants vest over a three-year period each 12 months following the date of grants, subject to service with GelTech in the capacity in which the grant was received on each applicable vesting date.  Also, each non-employee director receives an automatic option grant each year on July 1st for their service on the Board.  The annual grants vest on June 30th of the following year, subject to service with GelTech in the capacity in which the grant was received.

Initial Grants

Chairman of the Board	50,000 options
Director	30,000 options
Chair of a Committee	10,000 options
Member of a Committee	5,000 options

Annual Grants

Director	50,000 options
Chair of a Committee	10,000 options
Member of a Committee	5,000 options

Prior to the Board amending the Plan on April 6, 2010, non-employee directors received annual grants of 20,000 stock options and the Chariman of the Board received 35,000 stock options. The amendment eliminated the annual grant to the Chariman and increased the annual grant to directors to 50,000 options.

The exercise price of options or stock appreciation rights granted under the Plan shall not be less than the fair market value of the underlying common stock at the time of grant.  In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders.  Options and stock appreciation rights granted under the Plan shall expire no later than 10 years after the date of grant.  The total number of shares with respect to which options or stock awards may be granted under the Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Our Board or the Compensation Committee may from time to time may alter, amend, suspend, or discontinue the Plan with respect to any shares as to which awards of stock rights have not been granted.  However no rights granted with respect to any awards under the Plan before the amendment or alteration shall be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the Plan, our Board or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions.  The vesting may be time-based or based upon meeting performance standards, or both. Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares.  We will realize a corresponding compensation deduction.  Upon the exercise of stock options or stock appreciation rights, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder.  Upon sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

Our standard Stock Option Agreement provides for “clawback” provisions, which enable our Board to cancel options and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of June 30, 2010.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0		N/A

Equity compensation plans not approved by security holders (1)	2,174,008	$0.96	1,325,992
Total	2,174,008	$0.96	1,325,992

(1) Includes options and shares of common stock issued under the Plan.

The following chart reflects the number of stock options we awarded in fiscal 2010 and 2009 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date
Michael Cordani (1)	500,000	$1.00	December 19, 2018
Peter Cordani (1)	500,000	$1.00	December 19, 2018
Joseph Ingarra (1)	500,000	$1.00	December 19, 2018
Jerome Eisenberg	30,000	$1.92	February 1, 2020
Jerome Eisenberg	5,000	$1.95	February 11, 2020
Leonard Mass	30,000	$1.55	May 11, 2020
Phil O’ Connell, Jr.	30,000	$0.88	September 25, 2018
Phil O’ Connell, Jr.	35,000	$1.84	July 1, 2019
Michael Matte (2)	35,000	$0.88	September 26, 2018
Michael Matte (2)	35,000	$1.84	July 1, 2019
Michael Donn, Sr. (2)	30,000	$0.88	September 26, 2018
Michael Donn, Sr. (2)	30,000	$1.84	July 1, 2019
———————
(1)
These options vest based on reaching certain revenue targets or at the discretion of the Compensation Committee and are exercisable at fair market value as defined in the Plan.  The fiscal 2009 and fiscal 2010 revenue targets were not met and two-thirds of these options have been forfeited.

(2)	Resigned during fiscal 2010.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members.  Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board, as described above.

Name (a)	Option Awards ($)(1)	Total ($)
Michael Donn, Sr. (2)	53,498	53,498
Jerome Eisenberg	26,592	26,592
Michael Matte (2)	62,414	62,414
Leonard Mass	22,395	22,395
Phil O’Connell, Jr.	62,414	62,414

(1)      The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules.  These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.
(2)      Former director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of GelTech’s voting stock beneficially owned as of September 27, 2010 by (i) those persons known by GelTech to be owners of more than 5% of GelTech’s common stock, (ii) each director of GelTech, (iii) all Named Executive Officers, and (iv) all executive officers and directors of GelTech as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Directors and Named Executive Officers:
Common Stock	Michael Cordani (2)(3)(4)(5)	816,302	4.7%
Common Stock	Joseph Ingarra (2)(3)(6)	521,310	3.0%
Common Stock	Peter Cordani (2)(3)(5)(7)	993,402	5.8%
Common Stock	Jerome Eisenberg(2)	0	0
Common Stock	Anthony Marchese (2)(8)	90,870	*
Common Stock	Leonard Mass (2)	63,738	0
Common Stock	Phil O’Connell, Jr. (2)(9)(10)	1,323,014	7.5%
Common Stock	All directors and executive officers as a group (8 persons) (11)	3,524,942	19.0%
5% Shareholders:
Common Stock	Michael Reger (12)	6,117,806	35.1%
Common Stock	Anne Cordani (13)	1,338,078	7.9%

———————
*	Less than 1%

(1)  Applicable percentages are based on 16,962,674 shares outstanding, adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)  A director.

(3)  An executive officer.

(4)  Shares are held with Mr. Cordani’s wife as tenants by the entirety.  Includes 292,667 shares of common stock issuable upon exercise of vested options.  Also includes 15,000 shares of common stock held by an adult child of Mr. Cordani.  Mr. Cordani disclaims beneficial ownership of these securities and this disclosure shall not be deemed an admission that he is the beneficial owner of either the securities held in the trust or shares held by his children.

(5)  Mr. Michael Cordani, our Chief Executive Officer, and Mr. Peter Cordani are trustees of three trusts which own 283,693 shares of GelTech.  Members of the Cordani family are beneficiaries of the trusts.

(6)  Includes 391,667 shares issuable upon exercise of vested options that are exercisable within 60 days.

(7)  Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani.  It owns 512,201 shares of common stock.  Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1).  Also includes 297,508 shares issuable upon exercise of vested options that are exercisable within 60 days.

(8)  Includes 63,370 shares held by a limited partnership of which Mr. Marchese is the general partner.

(9)  Includes 474,058 shares issuable upon exercise of warrants exercisable at $1.50 per share.  Also includes 100,000 shares issuable upon exercise of vested options that are exercisable within 60 days.

(10)  Includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 583,215 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 10,000 shares held by Mr. O’Connell’s wife and (iv) 60,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee.  Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(11)  Does not include our Chief Financial Officer who is not a Named Executive Officer as defined under SEC rules and regulations.

(12)  Includes 453,303 five-year warrants of which (i) 303,303 are exercisable at $1.00 per share and (ii) 150,000 are exercisable at $1.50 per share.  Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

(13)  Includes 15,000 shares of common stock held in trust, of which Mrs. Anne Cordani is the trustee.  Also includes 1,000 shares issuable upon exercise of vested options that are exercisable within 60 days.  Mrs. Cordani is the mother of Michael Cordani, our Chief Executive Officer and Peter Cordani, our Chief Technology Officer.  Address is 1460 Park Lane South, Suite 1 Jupiter, Florida 33458.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

•	Michael Cordani’s wife as a bookkeeper at $1,000 per week,
•	Michael and Peter Cordani’s father is employed as a researcher at $1,000 per week, and
•	Michael and Peter Cordani’s mother as a receptionist at $600 per week.

Peter Cordani’s son was employed as an Internet marketer and was paid $12 per hour, he is no longer employed by GelTech. We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

On March 17, 2008, we entered into a one-year Consulting Services Agreement with WSR Consulting, Inc. which requires WSR to provide accounting and finance services including providing a Chief Financial Officer.  Mr. Michael Hull has been acting as our Chief Financial Officer since that time on behalf of WSR.  We pay WSR $5,000 per month for part-time services.  As of July 21, 2008, we hired another company, whose shareholder is a 50% shareholder of WSR, to provide investor relations services including issuing a research report and issue periodic reports about GelTech.  We paid this company $3,000 per month for the first three months and $5,000 thereafter until we terminated the Investor Relations Agreement in March 2010.  We also issued it 35,000 shares of restricted common stock and granted it piggyback registration rights.  In connection with the Purchase Agreement with Lincoln Park, WSR has waived these piggyback registration rights.

    Until August 2008, GelTech outsourced its marketing function to a third-party marketing company.  Mr. Joseph Ingarra, our President, formerly lived with an employee of the marketing company.  In July and August 2008, GelTech incurred charges of $52,000 from the marketing company.  We no longer employ the services of this marketing company.

In August 2008 and September 2008, GelTech entered into two revolving line of credit agreements which permitted GelTech to borrow up to $4,000,000 and $1,000,000 from Mr. Michael Reger, its largest shareholder.  In November 2008 and April 2009, GelTech received advances totaling $773,000 under the $1,000,000  line of credit.  In February 2009, GelTech borrowed $250,000 under the $4,000,000 revolving line of credit agreement in two separate fundings.  These credit facilities, as described below, were cancelled in May 2009.

On May 29, 2009, we entered into a Credit Enhancement and Financing Security Agreement or the 2009 Loan Agreement with Mr.  Reger.  Also on May 29, 2009, GelTech entered into a $2,500,000 Revolving Line of Credit Agreement or Credit Agreement and borrowed $1,550,000 under the Credit Agreement.  Advances under the Credit Agreement is being used for working capital, acquisition of inventory and to repay $1,058,943 due under the $1,000,000 and $4,000,000 credit facilities previously entered into with Mr. Reger.  The Revolving Promissory Note executed by GelTech and delivered to Mr. Reger permits GelTech to borrow up to $2,500,000.  Interest is due monthly on the 20th day of each month beginning June 20, 2009 and the principal and all accrued interest was due on May 29, 2010.  On May 20, 2010, GelTech and Mr. Reger extended the loan until May 19, 2011.  Additionally, GelTech must pay down the loan to a zero balance for a period of 30 consecutive days.  This was required in the previous line of credit but the lender did not compel GelTech to do so.  As of the date of this report, we have borrowed a total of approximately $2,450,000. As consideration for the extension, Mr. Reger was paid $60,000 and was issued 150,000 shares of GelTech's common stock and 150,000 two-year warrants exercisable at $1.50 per share.

On May 29, 2009, GelTech and Mr. Reger entered into a Loan Cancellation Agreement by which the $1,058,943 due under the 2008 loans was repaid and the 2008 agreement was cancelled.  This $1,058,943 sum is part of the $1,550,000 borrowed by GelTech.  As consideration for entering into this 2009 Agreement, Mr. Reger was paid $60,000 and issued 150,000 shares of GelTech’s common stock.

Jerome Eisenberg, a director of GelTech, is the Chief Executive Officer of a company that was specifically formed to distribute FireIce® internationally.  As of the date of this report, no sales of FireIce® have been made by this company.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as ours independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in fiscal 2010 and 2009 were approved by the Audit Committee.  The following table shows the fees for the fiscal years ended June 30, 2010 and 2009.

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$67,500	$67,500
Audit Related Fees (2)	$0	$1,100
Tax Fees	$0	$0
All Other Fees	$0	$0
———————
(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof.  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)
Financial Statements Schedules.  All schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or notes included herein.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment to Amended and Restated Bylaws				Filed
10.1	Amended and Restated 2007 Equity Incentive Plan				Filed
10.2	Form of Employee Stock Option Agreement*				Filed
10.3	Form of Director Option Agreement				Filed
10.4	Summary of Employment Agreement with Executives*	10-K	9/28/09	10.7
10.5	Credit Enhancement and Financing Security Agreement	10-K	9/28/09	10.1
10.6	Revolving Line of Credit Agreement	10-K	9/28/09	10.2
10.7	Renewal of Promissory Note dated May 20, 2010				Filed
10.8	Credit Enhancement and Financing Security Agreement dated May 20, 2010				Filed
10.9	Modification of Revolving Line of Credit Agreement dated May 20, 2010				Filed
10.10	Reger Warrant				Filed
10.11	Form of Warrant	10-Q	5/17/10	10.1
10.12	Form of Subscription Agreement	10-Q	5/17/10	10.2
10.13	Lincoln Park Purchase Agreement	8-K	9/7/10	10.1
10.14	Lincoln Park Registration Rights Agreement	8-K	9/7/10	10.2
10.15	Lincoln Park Warrant	8-K	9/7/10	10.3
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan or arrangement

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1 Jupiter, Florida 33458, Attention: Secretary.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2010

GelTech Solutions, Inc.

By:	/s/ Michael Cordani
Michael Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael Hull	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 28, 2010
Michael Hull

/s/ Joseph Ingarra	Director	September 28, 2010
Joseph Ingarra
/s/ Michael Cordani	Director	September 28, 2010
Michael Cordani

/s/ Peter Cordani	Director	September 28, 2010
Peter Cordani

/s/ Jerome Eisenberg	Director	September 28, 2010
Jerome Eisenberg

/s/ Anthony Marchese	Director	September 28, 2010
Anthony Marchese

/s/ Leonard Mass	Director	September 28, 2010
Leonard Mass

/s/ Phil O’Connell, Jr.	Director	September 28, 2010
Phil O’Connell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2010 of $3,536,884 and $2,568,345, respectively, and has an accumulated deficit, a stockholders’ deficit and working capital deficit of $9,643,186, $1,114,416 and $1,687,547, respectively, at June 30, 2010.  These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 28, 2010

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2010	2009
ASSETS

Cash and cash equivalents	$625,796	$245,381
Accounts receivable trade, net	24,647	16,167
Inventories	198,274	249,409
Prepaid expenses and other current assets	43,250	11,103
Total current assets	891,967	522,060

Furniture, fixtures and equipment, net	20,014	23,207
Prepaid consulting	255,436	-
Debt issue costs, net	254,852	316,250
Deposits	42,829	30,630

	$1,465,098	$892,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$25,213	$51,778
Accrued expenses	88,010	27,753
Customer deposit	-	25,000
Line of credit	2,458,156	1,550,000
Due to related party	-	60,000
Insurance premium finance contract	8,135	7,060
Total current liabilities	2,579,514	1,721,591
Total liabilities	2,579,514	1,721,591

Commitments and contingencies (Note 10)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
16,538,200 and 13,858,986 shares issued and outstanding as of June 30, 2010 and 2009, respectively.	16,538	13,859
Additional paid in capital	8,512,232	5,262,999
Accumulated deficit	(9,643,186)	(6,106,302)
Total stockholders' equity (deficit)	(1,114,416)	(829,444)

Total liabilities and stockholders' equity (deficit)	$1,465,098	$892,147

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2010	2009

Sales	$566,240	$334,364

Cost of goods sold	186,483	128,736

Gross profit	379,757	205,628

Operating expenses:
Selling, general and administrative expenses	3,392,456	2,829,850
Research and development	19,541	125,996

Total operating expenses	3,411,997	2,955,846

Loss from operations	(3,032,240)	(2,750,218)

Other income (expense)
Other income	-	1,703
Gain (loss) on conversion	-	(841)
Loss on settlement	(55,000)	-
Interest income	8,535	14,513
Interest expense	(458,179)	(80,441)
Other expense	-	(33,000)

Total other income (expense)	(504,644)	(98,066)

Net loss	$(3,536,884)	$(2,848,284)

Net loss per common share - basic and diluted	$(0.24)	$(0.21)

Weighted average shares outstanding - basic and diluted	15,018,756	13,572,287

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2010 and 2009

	Common	Common	Additional
	Stock	Stock	Paid In	Accumulated
	(Shares)	Par Value	Capital	Deficit	Total

Balance at July 1, 2008	13,415,422	$13,416	$4,359,504	$(3,258,018)	$1,114,902

Common stock issued for cash	183,333	183	178,567	—	178,750
Common stock issued for a settlement	54,187	54	42,754	—	42,808
Common stock issued for a loan guarantee	150,000	150	284,850	—	285,000
Common stock issued for services	35,000	35	38,465	—	38,500
Common stock issued for cashless warrant exercise	21,044	21	(21)	—	—
Stock-based compensation	—	—	358,880	—	358,880
Net loss for the fiscal year ended June 30, 2009	—	—	—	(2,848,284)	(2,848,284)

Balance at June 30, 2009	13,858,986	13,859	5,262,999	(6,106,302)	(829,444)

Common stock and warrants issued for cash	2,180,000	2,180	2,177,820	—	2,180,000
Common stock issued to officer and director	69,211	69	69,142	—	69,211
Common stock issued for services	200,000	200	339,800	—	340,000
Common stock issued to extend line of credit	150,000	150	149,850	—	150,000
Common stock issued upon exercise of options for cash	79,993	80	58,270	—	58,350
Warrants issued to extend line of credit	—	—	59,865	—	59,865
Options issued for services	—	—	85,872	—	85,872
Offering cost of stock and warrants issued for cash	—	—	(90,000)	—	(90,000)
Stock-based compensation	—	—	398,614	—	398,614
Net loss for the fiscal year ended June 30, 2010	—	—	—	(3,536,884)	(3,536,884)

Balance at June 30, 2010	16,538,190	$16,538	$8,512,232	$(9,643,186)	$(1,114,416)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,536,884)	$(2,848,284)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	10,756	18,266
Bad debt expense	7,463	16,457
Amortization of debt issuance costs	339,418	28,750
Amortization of prepaid expenses	76,891	23,616
Common stock issued to officer and director	69,211
Amortization of prepaid consulting	170,436	-
Common stock issued for services	-	38,500
Stock option compensation expense	398,614	358,880
Loss on settlement	-	841
Write-off of obsolete packaging inventory	33,510	-
Changes in assets and liabilities:
Accounts receivable	(40,943)	52,816
Inventories	17,625	(76,653)
Prepaid expenses and other current assets	(75,935)	4,234
Deposits and other assets	(12,199)	(2,034)
Accounts payable	(26,565)	(7,394)
Related party payable	(60,000)	-
Customer deposits	-	25,000
Accrued expenses	60,257	(66,146)
Net cash used in operating activities	(2,568,345)	(2,433,151)
Cash flows from Investing Activities
Sales of short term marketable debt securities	-	750,000
Purchases of equipment	(7,563)	(6,071)
Net cash provided by (used in) investing activities	(7,563)	743,929
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(32,028)	(24,205)
Proceeds from sale of stock and warrants, net of expenses	2,090,000	178,750
Debt issue costs	(68,155)	-
Proceeds from exercise of stock options	58,350	-
Proceeds from revolving line of credit, net	908,156	1,550,000
Net cash provided by financing activities	2,956,323	1,704,545
Net increase in cash and cash equivalents	380,415	15,323
Cash and cash equivalents - beginning	245,381	230,058
Cash and cash equivalents - ending	$625,796	$245,381

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$117,631	$41,011
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$33,103	$23,097
Related party liability recorded for debt issuance costs	$-	$60,000
Stock issued as loan guarantee	$-	$285,000
Stock issued to extend loan	$150,000	$-
Options issued to extend loan	$59,865	$-
Prepaid option and stock-based consulting	$425,872	$-
Accounts payable and debt repaid with common stock	$-	$41,967

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

1.  NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce® a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) Soil2O™ (formerly RootGel), a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance, landscaping and forestry and (iii) SkinArmor™, an ointment used for protecting skin from direct flame and high temperature. Additionally, GelTech owns a United States patent for a method to modify weather.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries: GelTech Innovations, Inc. and Weather Tech Innovations, Inc. There has been no activity in Weather Tech Innovations, Inc., however, all intercompany balances and transactions would be eliminated in consolidation.  In July 2008, the Company changed the name of GelTech Innovations to FireIce Gel, Inc. and began conducting the operations related to the sales and marketing of the Company’s FireIce® product through this subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Marketable Securities

The Company invests in various marketable securities and accounts for such investments in accordance with ASC 320-10.

Certain securities that the Company may invest in may be determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC323-10.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320-10 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 5 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses and line of credit, the carrying amounts approximate fair value due to their short maturities.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Effective July 1, 2008, we adopted accounting guidance for fair value measurements of financial assets and liabilities and adopted the same guidance for non-financial assets and liabilities effective July 1, 2009. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of June 30, 2010.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.   Revenue is shown net of returns and allowances.

Products shipped from either our third-party fulfillment company or our Jupiter, Florida location are shipped FOB shipping point.  Normal terms are net 30 or net 60 days depending on the arrangement we have with the customer.  As such, revenue is recognized when product has been shipped from either the  third-party fulfillment company or from the Jupiter, Florida location.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of goods sold. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Included in costs of goods sold for the year ended June 30, 2010, was a charge of $33,510 for packaging inventory which became obsolete due to updates in our FireIce® packaging and as a result of the change in our soil moisture retention product branding from RootGel to Soil2O™.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $42,222 and $42,252 in 2010 and 2009, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $19,541 and $125,996 for the fiscal years ended June 30, 2010 and 2009, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services.  In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $120,305 in fiscal 2010 and $48,133 in fiscal 2009.

New Product Startup Expenses

In October 2008, the Company entered into a Master Joint Venture Agreement with a California company.  Under the agreement, the Company has agreed to pay the distributor up to $450,000 over an eighteen month period in order to assist the distributor to market the Company’s FireIce Gel product.  As of June 30, 2009, the Company had made payments of $50,000 and had recorded a credit of $50,000 against the accounts receivable of the distributor, both of which have been treated as start-up expenses in accordance with ASC 720-15 “Start-up Costs” and are recorded in operating expense in the accompanying consolidated statements of operations.  In September 2009, the Company entered into a settlement agreement with the distributor (Note 10).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates.  Significant estimates in 2010 and 2009  include the allowance for doubtful accounts, valuation of marketable debt securities, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of capital stock granted for services or settlements and the valuation allowance on deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10.  ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  For the years ended June 30, 2010 and 2009, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses.  At June 30, 2010 there were options to purchase 2,174,008 shares and warrants to purchase 3,207,361 shares of common stock outstanding which may dilute future earnings per share.

Stock-Based Compensation

 The Company accounts for stock-based compensation in accordance with ASC 718-10 which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.  Stock-based compensation expense recognized under ASC 718-10 for the years ended June 30, 2010 and 2009 was $398,614 and $358,880, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2010, the total compensation cost for stock options not yet recognized was  $516,632. This cost will be amortized on a straight-line basis over the remaining vesting term of the options.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Annual Grants

A – Director                                                                           - 50,000 options

B – Chair of a Committee                                                     - 10,000 options

C – Member of a Committee                                               -  5,000 options

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

In April 2010, the Company amended the 2007 Equity Incentive Plan to increase the number of stock options granted  annually to directors from 20,000 to 50,000.

All of our Stock Option Agreements provide for “clawback” provisions, which enable our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

The fair value of stock option grants for the fiscal year ended June 30, 2010 and 2009 were estimated using the following weighted- average assumptions:

	2010	2009
Risk free interest rate	0.76 - 3.03%	1.51 – 3.12%
Expected term in years	6.5	5.0 – 6.5
Dividend yield	-	-
Volatility of common stock	94.66% - 166.28%	52.37% - 52.67%
Estimated annual forfeitures	-	-

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. In fiscal 2009, the volatility was estimated using the comparable companies’ method since our common stock was not trading during the periods presented.  The Company’s common stock began trading in June 2008.  As such in fiscal 2010, the Company began using the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility.  The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2010 and 2009 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	1,175,000	$0.82	7.53
Granted	1,540,000	$1.00	10.00
Exercised	-	$-	-
Forfeited	(1,000)	$1.20	-
Expired	-	$-	-
Outstanding at June 30, 2009	2,714,000	$0.92	8.20	$2,500,310
Exercisable at June 30, 2009	585,003	$0.87	5.23	$567,303

Weighted average fair value of options granted during the year ended June 30, 2009		$0.52

Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	-	$-	-
Exercised	(14,993)	$0.6670	-
Options sold to third party	(50,000)	$0.6670	-
Forfeited	(1,000,000)	$1.00	-
Expired	-	$-
Outstanding at June 30, 2010	1,649,007	$0.88	6.40	$545,199
Exercisable at June 30, 2010	1,049,008	$0.84	5.29	$385,999

Weighted average fair value of options granted during the year ended ended June 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2008 to June 30, 2009 and from June 30, 2009 to June 30, 2010 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	110,000	$0.85	5.89
Granted	95,000	$0.88	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2009	205,000	$0.86	7.40	$200,250
Exercisable at June 30, 2009	113,333	$0.89	6.58	$107,905

Weighted average fair value of options granted during the year ended June 30, 2009		$0.43

Balance at June 30, 2009	205,000	$0.86	7.40
Granted	165,000	$1.81	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2010	370,000	$1.28	7.41	$71,100
Exercisable at June 30, 2010	315,833	$1.20	7.02	$71,100

Weighted average fair value of options granted during the year ended June 30, 2010		$1.40

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2008	170,000	$1.00	4.53
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2009	170,000	$1.00	3.53	$142,800
Exercisable at June 30, 2009	103,665	$0.99	3.53	$87,079

Weighted average fair value of options granted during the year ended June 30, 2009		N/A

Balance at June 30, 2009	170,000	$1.00	3.53
Granted	-	$-	-
Options purchased from officer	50,000	$0.6670	-
Exercised	(65,000)	$0.7400	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2010	155,000	$1.00	2.53	$32,550
Exercisable at June 30, 2010	155,000	$1.00	2.53	$32,550

Weighted average fair value of options granted during the year ended June 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

On July 1, 2009, the Company granted options to purchase 100,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.84 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 166.28% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 3.03%. The value of the options will be recognized over the vesting term, one year. In February 2010, the Company granted options to purchase 30,000 shares of the Company’s common stock to a new director of the Company.  The options have an exercise price of $1.92 per share, vest over three years and have a ten year term.  The options were valued using the Black-Scholes model using a volatility of 102.31% derived from the market price of the Company’s common stock, an expected term of 6.5 years (using the simplified method) and a discount rate of 2.94%.  The value of the options will be recognized over the vesting term, three years.

In February 2010, the Company granted options to purchase 5,000 shares of the Company’s common stock to the new director of the Company upon his appointment to the audit committee.  The options have an exercise price of $1.95 per share, vest over three years and have a ten year term.  The options were valued using the Black-Scholes model using a volatility of 101.79% derived from the market price of the Company’s common stock, an expected term of 6.5 years (using the simplified method) and a discount rate of 2.96%.  The value of the options will be recognized over the vesting term, three years.

In May  2010, the Company granted options to purchase 30,000 shares of the Company’s common stock to a new director of the Company.  The options have an exercise price of $1.55 per share, vest over three years and have a ten year term.  The options were valued using the Black-Scholes model using a volatility of 95.12% derived from the market price of the Company’s common stock, an expected term of 6.5 years (using the simplified method) and a discount rate of 2.89%.  The value of the options will be recognized over the vesting term, three years.

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

In December 2008, the Company granted options to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The options vest over three years, subject to continued employment and subject to the Company meeting certain performance targets.  The options expire in ten years.  The 2010 and 2009 performance targets were not met and one-third of the options were forfeited in July 2009 and one-third were forfeited in June 2010. The options had been valued at $780,279 using the Black-Scholes model using a volatility of 52.67%, an expected term of 6.5 years and a discount rate of 1.51%.   The value of the remaining options will be recognized over the vesting term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Warrants to Purchase Common Stock

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	504,058	$1.05	1.92
Granted	-	$-	-
Exercised	(30,000)	$1.00	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2009	474,058	$1.05	0.91
Exercisable at June 30, 2009	474,058	$1.05	0.91

Weighted average fair value of warrants granted during the year ended June 30, 2009		N/A

Balance at June 30, 2009	474,058	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2010	474,058	$1.05	1.92
Exercisable at June 30, 2010	474,058	$1.05	1.92

Weighted average fair value of warrants extended during the year ended June 30, 2010		$0.55

A summary of warrants issued for cash and changes during the periods June 30, 2008 to June 30, 2009 and from June 30, 2009 to June 30, 2010 is as follows:

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2008	528,303	$1.00	2.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2009	528,303	$1.14	1.29
Exercisable at June 30, 2009	528,303	$1.14	1.29

Weighted average fair value of warrants granted during the year ended June 30, 2009		N/A

Balance at June 30, 2009	528,303	$1.14	1.29
Granted	2,430,000	$1.59	3.0
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	(225,000)	$1.00	-
Outstanding at June 30, 2010	2,733,303	$1.56	2.37
Exercisable at June 30, 2010	2,733,303	$1.56	2.37

Weighted average fair value of warrants granted during the year ended June 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

In connection with private placement transactions, the Company issued three year warrants to purchase 2,180,000 shares of the Company’s common stock at an exercise price of $1.60 per share.

In January 2010, the Company issue warrants to purchase 100,000 shares of the Company’s common stock to a consultant.  The warrants are exercisable at $1.60 per share and are exercisable for five years.  The Company calculated the fair value of the warrants using the Black-Scholes method and recorded the value of the warrants, $85,872 in prepaid consulting and will recognize the cost over the term of the consulting agreement, one year.

In addition, in May 2010, the Company issued two year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share to the Company’s largest shareholder in connection with the one year extension of the Company’s $2.5 million line of credit.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning July 1, 2007, the Company adopted the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement.  which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides  that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2010, tax years 2008, 2009 and 2010 are still subject to audit.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters.  The Company expenses these costs as the related services are received.

        If a  loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss.  If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss, if recovery is also deemed probable.

Reclassifications

        Certain amounts included in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

New Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

        In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

        In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

2.  GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in 2010 of $3,536,884 and $2,568,345 respectively and has an accumulated deficit, a stockholder’s deficit and a working capital deficit of $9,643,186, $1,114,416 and $1,687,547, respectively, at June 30, 2010.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

In May 2010, the Company renewed its $2.5 million line of credit agreement with its largest stockholder to provide working capital for the Company.  The stockholder had arranged a similar financing with a bank, which is secured by real property and for which the stockholder is personally responsible.   During the year ended June 30, 2010, the Company sold 2,180,000 shares of common stock and 2,180,000 three year warrants to purchase common stock at an exercise price of $1.60 per share in exchange for $2,180,000.  In addition, the Company recently signed a purchase agreement with an investment bank which provides for the sale of up to $5 million worth of common stock of the Company (See Note 12).  Further, the Company is currently exploring other sources for raising additional equity or debt from private investors and believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2010 and 2009 was as follows:

	2010	2009
Accounts receivable	$48,567	$32,624
Allowance for doubtful accounts	(23,920)	(16,457)
	$24,647	$16,167

Bad debt expense on trade accounts receivable for 2010 and 2009 was $7,463 and $16,457 respectively.

4.  INVENTORIES

Inventories consisted of the following at June 30, 2010 and 2009:

	2010	2009
Finished goods	$125,453	$61,443
Raw materials	72,821	187,966
	$198,274	$249,409

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

5.  FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2010 and 2009:

	Estimated	June 30,
	Useful Life	2010	2009

Equipment	3 - 5 years	$46,539	$39,791
Furniture and fixtures	5 years	17,698	16,883
		64,237	56,674
Accumulated depreciation		(44,223)	(33,467)
		$20,014	$23,207

Depreciation expense in 2010 and 2009 was $10,756 and $18,266, respectively.

6.  LINE OF CREDIT AGREEMENTS

On August 5, 2008, the Company signed a revolving line of credit agreement which would allow the Company to borrow up to $4,000,000 from its largest stockholder.  Under the line of credit agreement, borrowings may only be used for direct costs associated with the acquisition and production of inventory in order to fulfill a contract between a third party and the Company pertaining to the sale of the Company’s products and amounts borrowed will be due 120 days after the date of advancement and will bear interest at an annual rate of 5%. The agreement contains a 15% penalty upon any default.   The agreement expires on the earlier of (1) default or (2) eleven months from the date of the agreement, July 5, 2009, and no advances may be made within 120 days of July 5, 2009.

In September 2008, the Company entered into a $1 million line of credit with its largest stockholder to provide for the general working capital needs of the Company.  This line of credit bears annual interest of 10%.  The agreement contains a 15% penalty upon any default. The agreement expires on the earlier of (1) default or (2) September 15, 2009, and no advances may be made after August 15, 2009.

On November 10th and 19th, 2008, the Company received advances of $200,000 and $358,000, respectively, under the $1 million line of credit.

In February 2009, the Company borrowed $250,000 under the $4,000,000 revolving line of credit agreement in two separate fundings.    The above line of credit agreements were cancelled on May 29, 2009. (See below)

On May 29, 2009, GelTech Solutions, Inc. entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest stockholder.  Also on May 29, 2009, the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement.  Advances under the Credit Agreement may be used for working capital, acquisition of inventory and to repay the amounts due under the $1,000,000 and $4,000,000 credit facilities described above (the Former Credit Facilities).

The Revolving Promissory Note executed by the Company permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month commencing June 20, 2009 and the principal and all accrued interest is due on May 29, 2010. Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.

On May 29, 2009, the Company and its largest stockholder entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled.  This $1,058,943 sum is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, the Company’s largest stockholder was paid $60,000 and issued 150,000 shares of the Company’s common stock.   The fair market value of the stock, $285,000, plus the amount paid in cash have been recorded as debt issue costs were amortized over the term of the May 29, 2009 line of credit agreement, one year.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

On May 20, 2010, the Company and its largest stockholder entered into a one year extension of the $2.5 million line of credit agreement.  In exchange for the one year extension, the Company gave its largest stockholder, 150,000 shares of common stock, two year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share and a cash payment of $60,000.  The Company has recorded the value of the shares, warrants and cash given as a debt issuance costs and will amortize these costs over the one year period of the extension (See Note 7).   The value of the shares issued was calculated to be $150,000 based upon the current price of private placement transactions, $1.00, and the options issued were valued at $59,865 using the  Black-Scholes option pricing model.

7.  STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issued for Cash

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

From November 2009 through April 2010, the Company issued 2,180,000 shares of common stock, and three year warrants to purchase 2,180,000 shares of common stock at an exercise price of $1.60 per share in exchange for $2,180,000 in cash in private placements with accredited investors.  The Company paid $90,000 in commissions related to these private placements.

In March 2010, the Company issued 14,993 shares to its Chief Technology Officer in exchange for $10,000 in connection with the exercise of options with an exercise price of $0.667 per share.

In April 2010, the Company’s Chief Executive Officer sold warrants to purchase 50,000 shares of the Company’s common stock to an investor.  The Company issued 50,000 shares of the Company’s common stock to the investor in exchange for $33,350 in connection with the exercise of the options.

Common Stock for Services

On July 21, 2008, the Company issued 35,000 shares of the Company’s common stock in connection with an agreement to provide investor relations services.  The shares had a fair market value of $38,500 based upon a quoted trading price of $1.10 per share which was recorded as a prepaid expense and will be amortized over the term of the consulting agreement, one year.

In November 2009, the Company issued 200,000 shares to an investment banking firm as compensation for a two year consulting agreement with an effective date of October 15, 2009.  The Company recorded the fair value of the shares, $340,000, based upon the quoted trade price of the shares on the date of the agreement, as prepaid consulting fees and will amortize the amount over the term of the agreement, two years.  The Company amortized $127,500 of this amount during the year ended June 30, 2010.

In January 2010, the Company issued 45,282 and 23,929 shares of the Company’s common stock to the Company’s Chairman and a Director, respectively.  These shares were issued to compensate the Chairman and Director for the amount of their personal shares that were used to exchange shares of the Company to former Dyn-O-Mat stockholders.  The fair value of the shares on the date issued was $69,211, based upon the offering price of recent private placement transactions and is included in general and administrative expense in the accompanying consolidated statement of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

Common Stock Issued For Arrangement of Line of Credit

In May 2009, the Company issued 150,000 shares of the Company’s common stock to its largest stockholder in exchange for the stockholder arranging line of credit financing for the Company.  The fair values of the shares issued, based upon the grant date quoted trading price of $1.90 per share, $285,000, has been recorded as debt issue costs and is being amortized over the period of the line of credit, one year.

In May 2010, the Company issued 150,000 shares of the Company’s common stock to its largest stockholder in exchange for a one year extension of a line of credit for the Company.  The fair values of the shares issued, based upon the recent private placement price of the common stock $1.00 per share, $150,000, has been recorded as debt issue costs and is being amortized over the one year extension period of the line of credit.  In addition, in May 2010, the Company issued two year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share to the Company’s largest stockholder in connection with the one year extension of the Company’s $2.5 million line of credit.

8.  INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2010 and 2009.  Deferred tax assets as of June 30, 2010 and 2009, were as follows:

	June 30, 2010	June 30, 2009

Net operating losses	$3,467,230	$2,154,454
Stock-based compensation	387,715	236,001
Less: Deferred tax liability - depreciation	(2,867)	(2,867)
Net deferred tax asset	3,852,078	2,387,588
Less valuation allowance	(3,852,078)	(2,387,588)

Net deferred tax asset	$—	$—

The Company had available at June 30, 2010, net operating loss carryforwards for federal and state tax purposes of approximately $9,214,004 that could be applied against taxable income in subsequent years through June 30, 2030.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2010  and 2009 was as follows:

	For the Fiscal Year Ended June 30,
	2010		2009
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(1,202,541)	-34.00%	$(968,417)	-34.00%
State taxes, net of federal benefit	(127,279)	-3.60%	(103,393)	-3.62%
Other	(134,669)	-3.80%	(95,532)	0.80%
Change in valuation allowance	1,464,489	41.40%	1,167,342	36.82%
	$-	0.00%	$-	0.00%

9.  RELATED PARTY TRANSACTIONS

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	the CEO’s wife as a bookkeeper at $1,000 per week,

•	The CEO and CTO’s father is a researcher at $1,000 per week, and

•	The CEO and CTO’s mother as a receptionist at $600 per week.

•	The CTO's son was employed on a parttime basis as an internet marketer at $12.00 per hour, he is no longer employed by the Company.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has entered into employment agreements with its executive officers which are described under Note 10.

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest stockholder.  Also on May 29, 2009, the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement (See Note 6).

In addition, on May 29, 2009, the Company and its largest stockholder entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled.  This $1,058,943 sum is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, the Company’s largest stockholder was paid $60,000 and issued 150,000 shares of the Company’s common stock.   The fair market value of the stock, $285,000, plus the amount paid in cash have been recorded as debt acquisition costs and are being amortized over the term of the line of credit agreement, one year (See Note 6).

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

On May 20, 2010, the Company and its largest stockholder entered into a one year extension of the $2.5 million line of credit agreement.  In exchange for the one year extension, the Company gave its largest stockholder 150,000 shares of common stock, two year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share and a payment of $60,000 (See Note 6).

10.  COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida  under a month-to-month lease.

Rent expense for the fiscal year ended June 30, 2010 and 2009 was $98,529 and $97,812, respectively.

In December 2008, the Compensation Committee approved new employment terms for each of the Company’s three executive officers. Each received an annual salary of $125,000 for the balance of fiscal 2009 with increases to $150,000 and $175,000 for fiscal 2010 and 2011, subject to the discretion of the Compensation Committee. Target bonuses, subject to the discretion of the Compensation Committee, are $112,500 and $131,250 for fiscal 2010 and 2011, respectively based upon meeting job performance, revenue growth, positive cash flow and  pre-tax income. No bonuses were awarded for fiscal 2010 or fiscal 2009. Additionally, each executive received a grant of 500,000 10-year options exercisable over 10 years. The options vest annually subject to continued employment with the Company and subject to meeting budgeted revenue targets. If the Company fails to meet any revenue targets, the Compensation Committee has discretion to vest the options.

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

In fiscal 2009, a California company filed suit against GelTech claiming infringement on the use of the name RootGel.  The Company was unaware that the California company had successfully registered that name prior to it being used by GelTech.  GelTech and the California company reached a settlement agreement in this action in September 2010.  Under the settlement agreement, GelTech will pay the California company $55,000 in four installments and will cease any future use of the RootGel name.  The full amount of the settlement has been accrued as of June 30, 2010 and is included in Loss on Settlement in the accompanying consolidated financial statements.

11.  CONCENTRATIONS

       The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2010. As of June 30, 2010, the Company a cash balance in one account that exceeded the federally insured limits by $326,000 and had cash equivalent balances held in corporate money market funds that are not insured in the amount of $23,500.

        At June 30, 2010, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 46%, 15% and 11%.

During 2010, one customer accounted for approximately 73% of sales.  No other customer had sales in excess of 10% of revenues. During 2010, all sales resulted from two products, FireIce and Soil₂O™  (formerly RootGel) which made up 88% and 12% of  total sales.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

During the year ended June 30, 2010, the Company purchased approximately $76,000 of raw material from one vendor which amounted to 58% of the inventory purchases in fiscal 2010.

12.  SUBSEQUENT EVENTS

In July 2010, the Company issued options to purchase 165,000 shares of the Company’s common stock to directors.   The options are exercisable at $1.21 per share, vest on June 30, 2011 and are exercisable for ten years.  The Company valued these options at $128,106 using the Black-Scholes method and will recognize the expense over the vesting period

In August 2010, the Company issued options to purchase 30,000 shares of the Company’s common stock to a new director upon his appointment to the board.   The options are exercisable at $1.08 per share, vest annually in equal installments over a three year period and are exercisable for ten years.  The Company  valued these options at $23,344 using the Black-Scholes method and will recognize the expense over the vesting period.

On September 1, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”).  Upon signing the agreement, the Company received $200,000 from LPC as an initial purchase under the $5 million commitment in exchange for 200,000 shares of the Company’s common stock and five year warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement within five days after the filing of the Company’s Form 10-K for the year ended June 30, 2010.  After the SEC has declared effective the registration statement, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to an additional $4.8 million.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $4.8 million of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price the Company’s common stock is below $1.00.

In consideration for entering into the $5 million agreement, the Company issued to LPC 75,000 shares of common stock as a commitment fee and will issue up to 225,000 shares pro rata as LPC purchases additional shares.  The commitment shares are subject to a 30 month lock up restriction.  The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.    Among various default provisions, if the Company does not timely file the registration statement or maintain its effectiveness, it is considered in default.  The Company expects to use the proceeds for working capital and other general corporate purposes.

In September 2010, the Company issued 150,000 shares of common stock and three year warrants to purchase 150,000 shares of the Company’s common stock at and exercise price of $1.25 per share in exchange for $135,000.

In September 2010, the Company reached a settlement with California company over the Company’s use of the name RootGel.   In connection with the settlement agreement, GelTech paid $15,000 and will pay an additional four payments of $10,000 monthly beginning in October 2010.

Management evaluated all activity of the Company through the issue date of the Company’s consolidated financial statements and concluded that no subsequent events, other than those disclosed above,  have occurred that would require recognition in the consolidated financial statements.