Form 10-K/A
period 2010-06-30
GelTech Solutions, Inc.
filed 2010-10-04
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
No. 1
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

Explanatory Note: This report on Form 10-K/A No. 1 amends the Form 10-K filed on September 28, 2010.  It is being filed to add a consent of the independent registered public accounting firm, which was inadvertently not filed.

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

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment to Amended and Restated Bylaws	10-K	9/28/10	3.3
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K	9/28/10	10.1
10.2	Form of Employee Stock Option Agreement*	10-K	9/28/10	10.2
10.3	Form of Director Option Agreement	10-K	9/28/10	10.3
10.4	Summary of Employment Agreement with Executives*	10-K	9/28/09	10.7
10.5	Credit Enhancement and Financing Security Agreement	10-K	9/28/09	10.1
10.6	Revolving Line of Credit Agreement	10-K	9/28/09	10.2
10.7	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.8	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.9	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.10	Reger Warrant	10-K	9/28/10	10.10
10.11	Form of Warrant	10-Q	5/17/10	10.1
10.12	Form of Subscription Agreement	10-Q	5/17/10	10.2
10.13	Lincoln Park Purchase Agreement	8-K	9/7/10	10.1
10.14	Lincoln Park Registration Rights Agreement	8-K	9/7/10	10.2
10.15	Lincoln Park Warrant	8-K	9/7/10	10.3
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/10	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan or arrangement

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1 Jupiter, Florida 33458, Attention: Corporate Secretary.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 4, 2010

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