Form 10-Q
period 2010-09-30
GelTech Solutions, Inc.
filed 2010-11-15
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐                      No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No   ☑

Class	Outstanding at November 12, 2010
Common Stock, $0.001 par value per share	17,307,200 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2010	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$189,763	$625,796
Accounts receivable trade, net	23,633	24,647
Inventories	261,839	198,274
Prepaid consulting	251,510	-
Prepaid expenses and other current assets	45,722	43,250
Total current assets	772,467	891,967

Furniture, fixtures and equipment, net	18,467	20,014
Prepaid consulting	-	255,436
Debt issue costs, net	185,347	254,852
Deposits	25,631	42,829

	$1,001,912	$1,465,098
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$161,078	$25,213
Accrued expenses	11,204	88,010
Line of credit	2,458,156	2,458,156
Insurance premium finance contract	4,755	8,135
Total current liabilities	2,635,193	2,579,514
Total liabilities	2,635,193	2,579,514

Commitments and contingencies (Note 6)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
16,925,720 issued and 80,000 issuable at September 30, 2010 and 16,538,200 shares issued and outstanding as of June 30, 2010	17,006	16,538
Additional paid in capital	8,990,046	8,512,232
Accumulated deficit	(10,640,333)	(9,643,186)
Total stockholders' equity (deficit)	(1,633,281)	(1,114,416)

Total liabilities and stockholders' equity (deficit)	$1,001,912	$1,465,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2010	2009

Sales	$28,557	$287,554

Cost of goods sold	8,664	91,206

Gross profit	19,893	196,348

Operating expenses:
Selling, general and administrative expenses	881,210	738,679
Research and development	35,583	3,766

Total operating expenses	916,793	742,445

Loss from operations	(896,900)	(546,097)

Other income (expense)
Interest income	1,274	12
Interest expense	(101,521)	(111,236)
Other expense	-	-

Total other income (expense)	(100,247)	(111,224)

Net loss	$(997,147)	$(657,321)

Net loss per common share - basic and diluted	$(0.06)	$(0.05)

Weighted average shares outstanding - basic and diluted	16,672,024	13,858,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(997,147)	$(657,321)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,318	1,674
Amortization of debt issuance costs	69,505	86,250
Amortization of prepaid consulting	69,426	-
Stock option compensation expense	60,782	24,234
Changes in operating assets and liabilities:
Accounts receivable	1,014	(233,376)
Inventories	(63,565)	38,579
Prepaid expenses and other current assets	1,529	7,323
Deposits and other assets	17,198	(15,001)
Accounts payable	135,865	24,109
Related party payable	-	(60,000)
Accrued expenses	(76,806)	68,815
Net cash used in operating activities	(778,881)	(714,714)
Cash flows from Investing Activities
Purchases of equipment	(1,771)	(938)
Net cash provided by (used in) investing activities	(1,771)	(938)
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(7,381)	(25,153)
Proceeds from sale of stock and warrants, net of expenses	352,000	-
Proceeds from revolving line of credit, net	-	625,000
Net cash provided by financing activities	344,619	599,847
Net decrease in cash and cash equivalents	(436,033)	(115,805)
Cash and cash equivalents - beginning	625,796	245,381
Cash and cash equivalents - ending	$189,763	$129,576

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,184	$24,798
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$4,001	$25,449
Stock issued for consulting agreement	$65,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: Weather Tech Innovations, Inc. and FireIce Gel, Inc. (formerly GelTech Innovations, Inc.). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce® through FireIce Gel, Inc. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed on September 28, 2010.

Inventories

Inventories as of September 30, 2010 consisted of raw materials and finished goods in the amounts of $77,622 and $184,217, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
Accounting Standard Codification

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Other than changes to authoritative references, there have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in the fiscal 2011 period include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services and the deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2010, there were options to purchase 2,384,008 shares of the Company’s common stock and warrants to purchase 3,587,361 shares of the Company’s common stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2010 to September 30, 2010 was $60,782 which consisted of compensation related to employee, director and advisor stock options, and is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2010, the total compensation cost for stock options not yet recognized was approximately $193,282. This cost will be recognized over the remaining vesting term of the options of approximately two years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

A summary of stock option transactions for all stock options for the three months ended September 30, 2010 and 2009 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	(500,000)	$1.00	9.75
Expired	-	$-	-
Outstanding at September 30, 2009	2,214,000	$0.90	7.66	$2,655,952
Exercisable at September 30, 2009	877,834	$0.87	5.37	$1,078,668

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	-	$-	-
Exercised	-	$-	-
Options sold to third party	-	$-	-
Forfeited	-	$-	-
Expired	-	$-
Outstanding at September 30, 2010	1,649,007	$0.88	6.15	$858,511
Exercisable at September 30, 2010	1,049,008	$0.84	5.04	$585,211

Weighted average fair value of options granted during the three months ended September 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2010 to September 30, 2010 and from June 30, 2009 to September 30, 2009 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	205,000	$0.86	5.89
Granted	100,000	$1.84	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2009	305,000	$1.18	7.67	$279,550
Exercisable at September 30, 2009	205,000	$0.86	6.67	$253,550

Weighted average fair value of options granted during the three months ended September 30, 2009		$1.78

Balance at June 30, 2010	370,000	$1.28	7.41
Granted	210,000	$1.20	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	580,000	$1.25	5.25	$151,600
Exercisable at September 30, 2010	315,833	$1.20	6.77	$110,050

Weighted average fair value of options granted during the three months ended September 30, 2010		$0.74

On July 1, 2010, the Company granted options to purchase 165,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.21 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 96.46% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.96%. The value of the options will be recognized over the vesting term, one year.

On August 12, 2010, the Company granted options to purchase 30,000 shares of the Company’s common stock to a new director upon his appointment to the board. The options have an exercise price of $1.08 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 94.2% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.76%. The value of the options will be recognized over the vesting term, three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

On September 27, 2010, the Company granted options to purchase 10,000 shares of the Company’s common stock to a director upon his appointment as chairman of the Company’s audit committee. The options have an exercise price of $1.35 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 92.4% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.76%. The value of the options will be recognized over the vesting term, three years.

On September 29, 2010, the Company granted options to purchase 5,000 shares of the Company’s common stock to a director upon his appointment as a member of the Company’s audit committee. The options have an exercise price of $1.38 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 92.4% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.76%. The value of the options will be recognized over the vesting term, three years.

A summary of options issued to non-employees under the 2007 Plan and changes during the three month periods from June 30, 2009 to September 30, 2009 and from June 30, 2010 to September 30, 2010 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	170,000	$1.00	3.53
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2009	170,000	$1.00	3.27	$187,000
Exercisable at September 30, 2009	136,707	$0.99	3.27	$150,378

Weighted average fair value of options granted during the three months ended September 30, 2009		N/A

Balance at June 30, 2010	155,000	$1.00	2.53
Granted	-	$-	-
Options purchased from officer	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	155,000	$1.00	2.27	$62,000
Exercisable at September 30, 2010	155,000	$1.00	2.27	$62,000

Weighted average fair value of options granted during the three months ended September 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
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

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method.  The risk free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair value of stock option grants for the period from July 1, 2010 to September 30, 2010 was estimated to have a weighted average fair value of $1.78, using the following assumptions:

Risk free interest rate	1.76% - 1.96%
Expected term (in years)	5.5 - 6.5
Dividend yield	––
Volatility of common stock	92.4% - 96.46%
Estimated annual forfeitures	––

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

Other ASUs not effective until after September 30, 2010 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

2. Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of September 30, 2010, the Company had a working capital deficit of $1,862,726 and had an accumulated deficit and stockholders’ deficit of $10,640,333 and $1,633,281, respectively, and incurred losses from operations of $997,147 for the three months ended September 30, 2010 and used cash from operations of 778,881 during the three months ended September 30, 2010.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

In May 2010, the Company renewed its $2.5 million line of credit agreement with its largest stockholder to provide working capital for the Company.  The stockholder had arranged a similar financing with a bank, which is secured by real property and for which the stockholder is personally responsible.  During the three months ended September 30, 2010 the Company issued 380,000 shares of common stock and 380,000 warrants to purchase common stock in exchange for $352,000, net of a $10,000 due diligence fee paid to Lincoln Park.  In addition, In September 2010, the Company signed a purchase agreement with an investment bank which provides for the sale of up to an additional $4.8 million worth of common stock of the Company.  Further, the Company is currently exploring other sources for raising additional equity or debt from private investors and believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3. Line of Credit Agreement

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest shareholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month which commenced on July 20, 2009.

In May 2010, the Lender extended the due date of the line of credit to May 2011.  Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.

 As of September 30, 2010, the Company has received advances against the note of $2,458,156 of which $1,058,943 was used to repay amounts owed under previous lines of credit.  Interest expense on the note for the three months ended September 30, 2010 was $101,521, including $69,505 related to the amortization of debt issuance costs.

4. Stockholders’ Equity

The issuances of common stock during the three months ended September 30, 2010 were as follows:

In September 2010 the Company issued 150,000 shares of common stock and 30,000 shares of common stock were issuable and issued three year warrants to purchase 180,000 shares of common stock at an exercise price of $1.25 per share in exchange for $162,000 in private placements with two accredited investors.

On September 1, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”).  Upon signing the agreement, the Company received $200,000 from LPC as an initial purchase under the $5 million commitment in exchange for 200,000 shares of the Company’s common stock and five year warrants to purchase 200,000 shares of common stock at an exercise price of $1.25 per share.  The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  The registration statement was filed by the Company on November 4, 2010.  After the SEC has declared effective the registration statement, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to an additional $4.8 million.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

As of September 30, 2010, 50,000 shares of common stock were issuable in connection with a one year consulting agreement for investor relations.  The shares vest quarterly beginning September 30, 2010, subject to continued employment as a consultant to the Company. The Company recorded prepaid consulting for the fair value of the stock, $65,500, based upon the market price on the date of the grant.

Common Stock Warrants

A summary of warrants issued for cash and changes during the periods June 30, 2009 to September 30, 2009 and from June 30, 2010 to September 30, 2010 is as follows:

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	474,058	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2009	474,058	$1.05	0.76
Exercisable at September 30, 2009	474,058	$1.05	0.76

Weighted average fair value of warrants granted during the three months ended September 30, 2009		N/A

Balance at June 30, 2010	474,058	$1.05	1.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	474,058	$1.05	1.67
Exercisable at September 30, 2010	474,058	$1.05	1.67

Weighted average fair value of warrants granted during the three months ended September 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

A summary of warrants issued for cash and changes during the periods June 30, 2009 to September 30, 2009 and from June 30, 2010 to September 30, 2010 is as follows:

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	528,303	$1.14	1.29
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2009	528,303	$1.14	1.04
Exercisable at September 30, 2009	528,303	$1.14	1.04

Weighted average fair value of warrants granted during the three months ended September 30, 2009		N/A

Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	380,000	$1.25	4.05
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	3,113,303	$1.56	2.34
Exercisable at September 30, 2010	3,113,303	$1.56	2.34

Weighted average fair value of warrants granted during the three months ended September 30, 2010		N/A

In connection with private placement transactions, the Company issued three year warrants to purchase 180,000 shares of the Company’s common stock at an exercise price of $1.25 per share and issued five year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
5. Fair Value Measurements

In July 2009, the Company implemented FASB Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of September 30, 2010 the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$191,717	$191,717	$––	$––

6. Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease.

Rent expense for the three months ended September 30, 2010 and 2009 was $24,632.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has employment arrangements with its executive officers which are described under Note 6.

On May 29, 2009, GelTech Solutions, Inc. (the “Company”) entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest stockholder.  Also on May 29, 2009, the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement (See Note 3).

In addition, on May 29, 2009, the Company and its largest stockholder entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled.  This $1,058,943 sum is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, the Company’s largest stockholder was paid $60,000 and issued 150,000 shares of the Company’s common stock.   The fair market value of the stock, $285,000, plus the amount paid in cash have been recorded as debt acquisition costs and are being amortized over the term of the line of credit agreement, one year (See Note 3).

8.  Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2010.  As of September 30, 2010, there were cash equivalent balances of $23,509 held in depository accounts that are not insured.

At September 30, 2010, two customers account for 51.1% and 34.3% of accounts receivable.

For the three months ended September 30, 2010 three customers accounted for approximately 33.3%, 27.6% and 14.2% of sales.

During the three months ended September 30, 2010 all sales resulted from two products, FireIce® and Soil2O™ which made up 84% and 16%, respectively, of total sales.

Three vendors accounted for 60.5%, 13.8% and 11.9% of the Company’s approximately $72,000 of raw material and packaging purchases during the three months ended September 30, 2010.

9.  Subsequent Events

In October 2010, the Company issued 24,000 shares of common stock in exchange for $20,400 in connection with a private placement transaction with an accredited investors.

In November 2010, the Company issued 240,000 shares of common stock and three year warrants to purchase 120,000 shares of common stock at an exercise price of $1.50 per share in connection with a private placement transaction with an accredited investor.

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

Overview

We are a Company which markets three products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (3) SkinArmor™, an innovative new fire retardant skin ointment being developed that can be used to assist in protecting exposed skin from the effects of fire. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009.

Sales

For the three months ended September 30, 2010, we had sales of $28,557 as compared to sales of $287,554 for the three months ended September 30, 2009, a decrease of $258,997.  The decrease in sales resulted from one major sale of FireIce® amounting to $208,500 during the three months ended September 30, 2009, plus lower sales of Soil2O™.  Sales of product during the quarter consisted of $451 for Soil2O™ and $28,106 for FireIce® and related products.

Cost of Goods Sold

Cost of goods sold was $8,664 for the three months ended September 30, 2010 as compared to a cost of goods sold of $91,206 for the three months ended September 30, 2009.  The decrease was the direct result of the decrease in sales.

Selling, General and Administrative Expenses

S,G&A expenses were $881,210 for the three months ended September 30, 2010 as compared to $738,679 for the three months ended September 30, 2009. The increase in 2010 expenses resulted from  increases in option expense of $36,000 due to the addition of new directors and for recurring annual grants, professional fees of $71,000 in connection with the filing of a registration statement in connection with the Lincoln Park purchase agreement and new patent filings in connection with the Home Safety Unit, investor relations costs of $80,000, sales and marketing costs of 19,000 and travel of $14,000 which were partially offset by a decrease in commissions of $71,000, resulting from lower sales and a decrease in salaries and employee benefits of $14,000.

Research and Development Expenses

R&D expenses were $35,538 for the three months ended September 30, 2010 as compared to $3,766 for the three months ended September 30, 2009. The increase relates to testing of specific applications of FireIce® for use by a potential customer in the public utilities industry.

Loss from Operations

Loss from operations was $896,900 for the three months ended September 30, 2010 as compared to $546,097 for the three months ended September 30, 2009. The increase resulted from the higher operating expenses and lower sales as previously discussed.

Interest Income

Interest income was $1,274 for the three months ended September 30, 2010 as compared to $12 for the three months ended September 30, 2009 primarily due to higher cash balances resulting from the private placement transactions in the quarter.

Interest Expense

Interest expense was $101,521 for the three months ended September 30, 2010 as compared to $111,236 for the three months ended September 30, 2009. The decrease resulted from the lower value of the stock and warrants granted in 2010 to extend the line of credit as compared to the stock and warrants granted in 2009 to originate the line of credit.  Amortization of these costs was $69,505 for the three months ended September 30, 2010 as compared to $86,250 for the three months ended September 30, 2009.

Net Loss

Net loss was $997,147 for the three months ended September 30, 2010 as compared to $657,321 for the three months ended September 30, 2009. The higher net loss resulted from the higher operating expenses, interest expense, and lower sales. Net loss per common share was $0.06 for the three months ended September 30, 2010 as compared to $0.05 for the three months ended September 30, 2009. The weighted average number of share outstanding for the three months ended September 30, 2010 and 2009 were 16,672,024 and 13,858, 986, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2010, we used net cash of $778,881 in operating activities as compared to $714,714 for the three months ended September 30, 2009.  The increase in cash used from operations was primarily the result of an increase in the net loss of $339,826 for the reasons identified above which were partially offset by an increase in stock option compensation expense of $36,000 and an increase in the amortization of prepaid consulting of $69,426.  In addition, accounts payable increased $135,865 during the three months ended September 30, 2010 and accrued expenses declined $76,806.

Cash flows used in investing activities for the three months ended September 30, 2010 amounted to $1,771 and related to purchases of computer equipment for the corporate office.  Cash flows used by investing activities for the three months ended September 30, 2009 amounted to $938 and consisted of the purchases of furniture, fixtures and equipment.

Cash flows from financing activities for the three months ended September 30, 2010 were $344,619 as compared to $599,847 for the three months ended September 30, 2009.  During the three months ended September 30, 2010, we received $352,000 from the sale of common stock and warrants in private placements, net of commissions paid. These proceeds were used for working capital and to repay $7,381 of insurance premium financing.  During the three months ended September 30, 2009, we received proceeds of $625,000 from a line of credit agreement with our largest shareholder.  We used the proceeds in fiscal 2009 for working capital and to repay $25,153 of insurance finance contracts.

As of the filing date of this report, we have $116,000 in available cash. We do not anticipate the need to purchase any material capital assets in order to carry out our business.  In May 2010, we signed a one year extension on a $2,500,000 revolving line of credit agreement with our largest shareholder.  This line of credit was used to repay prior debt to the shareholder, and provide us with working capital. As of the date of this report, GelTech has borrowed $2,458,156 under this line of credit.  The revolving line of credit note requires us to pay the outstanding principal balance prior to its due date during which we will not be permitted to borrow any sums for a period of 30 consecutive days.

In September 1, 2010, GelTech signed a $5 million Purchase Agreement with Lincoln Park.  Upon signing the agreement, we received $200,000 from Lincoln Park as an initial purchase under the $5 million commitment in exchange for 200,000 shares of our common stock and warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  We also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement. After the SEC has declared the registration statement effective, we have the right, in our sole discretion, over a 30-month period to sell shares of common stock to Lincoln Park in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to an additional $4.8 million.  The actual amount of money we can receive from Lincoln Park every two-business days will be based upon the price of our common stock, as follows:

PRICE PER SHARE	AMOUNT OF MONEY
$1.00 - $1.39	$30,000
$1.40 - $1.79	$60,000
$1.80 - $2.99	$120,000
$3.00 - $3.99	$240,000
$4.00 or Higher	$500,000

The actual number of shares we sell will be determined by dividing the payment to us by the actual price per share.

We have filed the required registration statement to register the public sale of up to 2,500,000 shares.  We cannot predict when the SEC will declare the registration statement effective.  Any delays in the effective date and failure of our stock price to increase will impact our ability to meet our working capital needs through Lincoln Park.

In September 2010, GelTech received $162,000 in exchange for 180,000 shares of common stock and three year warrants to purchase 180,000 shares of common stock at an exercise price of $1.25 per share in a private placement with an accredited investor. In October 2010, the Company issued 24,000 shares of common stock in exchange for $20,400 in a private placement transaction with an accredited investor.  In November 2010, the Company issued 240,000 shares of common stock and issued three year warrants to purchase 120,000 shares of common stock at an exercise price of $1.50 per share in exchange for $204,000, in connection with a private placement transaction with an accredited investors   In addition, GelTech is also currently working with a number of institutional investors to raise additional capital, since it currently has less than one month of working capital available.  There is no guarantee that such fund raising efforts will be successful. If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 7 to the Unaudited Condensed Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including liquidity and anticipated capital asset requirements.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, the difficulties in getting a registration statement declared effective and keeping it effective and the market price of the Company’s common stock.

Further information on our risk factors is contained in our filings with the SEC, including our Form S-1 filed on November 4, 2010.  Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 In addition to those unregistered securities previously disclosed in reports filed with the SEC, we sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Investor (1)	8/26/10	150,000 shares of common stock and 150,000 three-year warrants exercisable at $1.25 per share	Investment of $135,000

(1)  Exemption under Section 4(2) and Rule 506 of the Securities Act.  The investor was an accredited investor and there was no general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	SB-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	SB-2	7/20/07	3.2
3.3	First Amendment to the Amended and Restated Bylaws adopted April 6, 2010	10-K	9/28/10	3.3
4.1	Form of Private Placement Warrant				Filed
10.1	Form of Private Placement Subscription Agreement				Filed
10.2	Lincoln Park Purchase Agreement	S-1	11/4/10	10.13
10.3	Amendment to Lincoln Park Purchase Agreement	S-1	11/4/10	10.16
10.4	Lincoln Park Registration Rights Agreement	S-1	11/4/10	10.14
10.5	Lincoln Park Warrant	8-K	9/7/10	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

GELTECH SOLUTIONS, INC.

November 15, 2010	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

November 15, 2010	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)