Form 10-Q
period 2010-12-31
GelTech Solutions, Inc.
filed 2011-02-14
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No   ☑

Class	Outstanding at February 11, 2011
Common Stock, $0.001 par value per share	18,404,829 shares

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2010	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$147,450	$625,796
Accounts receivable trade, net	57,880	24,647
Inventories	257,053	198,274
Prepaid consulting	181,792	-
Prepaid expenses and other current assets	56,011	43,250
Total current assets	700,186	891,967

Furniture, fixtures and equipment, net	16,123	20,014
Prepaid consulting	-	255,436
Debt issue costs, net	115,842	254,852
Deposits	29,872	42,829

	$862,023	$1,465,098
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$145,797	$25,213
Accrued expenses	11,475	88,010
Line of credit	2,458,156	2,458,156
Insurance premium finance contracts	34,236	8,135
Total current liabilities	2,649,664	2,579,514
Total liabilities	2,649,664	2,579,514

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
17,843,334 issued and 185,000 issuable at December 31, 2010 and 16,538,200 shares issued and outstanding as of June 30, 2010	18,028	16,538
Additional paid in capital	10,606,957	8,512,232
Accumulated deficit	(12,412,626)	(9,643,186)
Total stockholders' equity (deficit)	(1,787,641)	(1,114,416)

Total liabilities and stockholders' equity (deficit)	$862,023	$1,465,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009

Sales	$60,637	$237,867	$89,194	$525,421

Cost of goods sold	30,206	68,924	38,870	160,130

Gross profit	30,431	168,943	50,324	365,291

Operating expenses:
Selling, general and administrative expenses	1,690,215	948,089	2,571,396	1,686,747
Research and development	11,858	3,071	47,441	6,837

Total operating expenses	1,702,073	951,160	2,618,837	1,693,584

Loss from operations	(1,671,642)	(782,217)	(2,568,513)	(1,328,293)

Other income (expense)
Interest income	1,040	49	2,314	61
Interest expense	(101,691)	(116,906)	(203,241)	(228,163)

Total other income (expense)	(100,651)	(116,857)	(200,927)	(228,102)

Net loss	$(1,772,293)	$(899,074)	$(2,769,440)	$(1,556,395)

Net loss per common share - basic and diluted	$(0.10)	$(0.06)	$(0.16)	$(0.11)

Weighted average shares outstanding - basic and diluted	17,332,044	14,028,038	17,000,947	13,943,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2010	2009
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,769,440)	$(1,556,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,249	4,660
Amortization of debt issuance costs	139,010	172,500
Bad debt expense	700	-
Amortization of prepaid consulting	139,144	42,500
Options issued for services	297,640	-
Common stock issued for services	90,000	-
Stock option compensation expense	477,674	203,259
Changes in assets and liabilities:
Accounts receivable	(33,933)	(233,532)
Inventories	(58,779)	71,492
Prepaid expenses and other current assets	20,076	(3,098)
Deposits and other assets	12,957	(1,956)
Accounts payable	120,584	10,883
Related party payable	-	(60,000)
Accrued expenses	(74,577)	68,632
Net cash used in operating activities	(1,632,695)	(1,281,055)
Cash flows from Investing Activities
Purchases of equipment	(2,358)	(1,103)
Net cash used in investing activities	(2,358)	(1,103)
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(8,694)	(15,362)
Proceeds from sale of stock and warrants	1,165,401	470,000
Proceeds from exercise of stock options	-	15,000
Proceeds from revolving line of credit, net	-	900,000
Net cash provided by financing activities	1,156,707	1,369,638
Net increase in cash and cash equivalents	(478,346)	87,480
Cash and cash equivalents - beginning	625,796	245,381
Cash and cash equivalents - ending	$147,450	$332,861

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63,222	$24,986
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$32,837	$55,560
Prepaid stock-based consulting	$65,500	$340,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

1. Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce® a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) Soil₂O™ a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance,  landscaping and  Soil₂O™ ‘Dust Control’, our new application which is used for moisture retention in industries with dust control problems. and (iii) SkinArmor™, an ointment used for protecting skin from direct flame and high temperature. Additionally, GelTech owns a United States patent for a method to modify weather.

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

Inventories

Inventories as of December 31, 2010 consisted of raw materials and finished goods in the amounts of $113,554 and $143,499, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in the fiscal 2011 period include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2010, there were options to purchase 5,017,007 shares of the Company’s common stock and warrants to purchase 3,922,361 shares of the Company’s common stock which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2010 to December 31, 2010 was $477,674 for stock options granted to employees, directors and advisors.  In addition the Company recognized stock based compensation expense of $297,640 during the six months ended December 31, 2010 related to stock options granted to consultants and recognized expense of $90,000 related to restricted stock granted to a consultant.  All these amounts are included in selling, general and administrative expenses on the consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2010, the total compensation cost for stock options not yet recognized was approximately $1,565,048.   This cost will be recognized over the remaining vesting term of the options of approximately three years.

A summary of stock option transactions for all employee and director stock options for the six months ended December 31, 2010 and 2009 is as follows:

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	(500,000)	$1.00	9.75
Expired	-	$-	-
Outstanding at December 31, 2009	2,214,000	$0.90	7.40	$2,434,552
Exercisable at December 31, 2009	987,573	$0.88	5.80	$1,101,658

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	2,283,000	$1.22	5.14
Exercised	-	$-	-
Options sold to third party	-	$-	-
Forfeited	-	$-	-
Expired	-	$-
Outstanding at December 31, 2010	3,932,007	$1.07	5.38	$528,709
Exercisable at December 31, 2010	1,604,507	$0.94	4.99	$428,709

Weighted average fair value of options granted during the six months ended December 31, 2010		$0.78

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2010 to December 31, 2010 and from June 30, 2009 to December 31, 2009 is as follows:

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	205,000	$0.86	5.89
Granted	100,000	$1.84	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2009	305,000	$1.18	7.42	$249,050
Exercisable at December 31, 2009	238,336	$1.01	6.89	$236,432

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

Balance at June 30, 2010	370,000	$1.28	7.41
Granted	210,000	$1.20	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	580,000	$1.25	7.86	$72,650
Exercisable at December 31, 2010	334,166	$1.22	6.67	$69,650

Weighted average fair value of options granted during the six months ended December 31, 2010		$0.74

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

On July 6, 2010, the Company granted options to purchase 33,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.20 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 96.03% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.24%. The value of the options will be recognized over the vesting term, three years.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

On December 8, 2010, the Company granted options to purchase a total of 2,250,000 shares of the Company’s common stock to its Chief Executive Officer, President and Chief Technology Officer. The grants of 750,000 options per officer, 150,000 vested immediately and the remainder vest semiannually over three years beginning June 30, 2011, have an exercise price of $1.22 per share, and have a five year term. The options were valued using the Black-Scholes model using a volatility of 89.39% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 4.0 years (using the simplified method) and a discount rate of 1.42%. The value of the options will be recognized 20% immediately and the remainder over the vesting term, three years.

A summary of options issued to non-employees under the 2007 Plan and changes during the six month periods from June 30, 2009 to December 31, 2009 and from June 30, 2010 to December 31, 2010 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	170,000	$1.00	3.53
Granted	-	$-	-
Exercised	(15,000)	$1.00	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2009	155,000	$1.00	3.02	$155,000
Exercisable at December 31, 2009	155,000	$1.00	3.02	$155,000

Weighted average fair value of options granted during the six months ended December 31, 2009		N/A

Balance at June 30, 2010	155,000	$1.00	2.53
Granted	350,000	$1.22	5.00
Options purchased from officer	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	505,000	$1.15	4.04	$31,000
Exercisable at December 31, 2010	505,000	$1.15	4.04	$31,000

Weighted average fair value of options granted during the six months ended December 31, 2010		$0.85

On December 8, 2010, the Company granted options to purchase a total of 350,000 shares of the Company’s common stock, 100,000 to its legal counsel and 250,000 to a consultant, in recognition of past service to the Company.  Options vested immediately, are exercisable at $1.22 per share, and have a five year term. The options were valued using the Black-Scholes model using a volatility of 89.39% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.0 years, and a discount rate of 1.87%. The value of the options was recognized in December 2010.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

The fair value of stock option grants for the period from July 1, 2010 to December 31, 2010 was estimated to have a weighted average fair value of $0.78, using the following assumptions:

Risk free interest rate	1.42% - 2.24%
Expected term (in years)	4.0 - 6.5
Dividend yield	––
Volatility of common stock	89.4% - 96.46%
Estimated annual forfeitures	––

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

Other ASUs not effective until after December 31, 2010 are not expected to have a significant effect on the Company consolidated financial position or results of operations.

2. Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2010, the Company had a working capital deficit of $1,949,478  had an accumulated deficit and stockholders’ deficit of $12,412,626 and $1,787,641, respectively, and incurred losses from operations of $2,568,513 for the six months ended December 31, 2010 and used cash from operations of $1,632,695 during the six months ended December 31, 2010.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

In May 2010, the Company renewed its $2.5 million line of credit agreement with its largest stockholder to provide working capital for the Company.  The stockholder had arranged a similar financing with a bank, which is secured by real property and for which the stockholder is personally responsible.  During the six months ended December 31, 2010 the Company issued 984,000 shares of common stock and 515,000 warrants to purchase common stock in exchange for $825,400, net of a $10,000  finder’s fee.  In addition, in September 2010, the Company signed a purchase agreement with an investment bank which provides for the sale of up to an additional $4.8 million worth of common stock of the Company.  Since signing the agreement the Company has issued 331,114 shares of common stock and five year warrants to purchase 200,000 shares of common stock in exchange for $340,001. In January 2011 the Company signed an additional agreement  with an investment bank to find private investors for the Company’s common stock and is currently exploring other sources for raising additional equity or debt from private investors and believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3. Line of Credit Agreement

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest principal stockholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month which commenced on July 20, 2009.

In May 2010, the Lender extended the due date of the line of credit to May 2011.  Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.

 As of December 31, 2010, the Company has received advances against the note of $2,458,156 of which $1,058,943 was used to repay amounts owed under previous lines of credit.  Interest expense on the note for the six months ended December 31, 2010 was $201,898, including $139,010 related to the amortization of debt issuance costs.

4. Stockholders’ Equity

The issuances of common stock during the six months ended December 31, 2010 were as follows:

In September 2010, the Company issued 180,000 shares of common stock and issued three year warrants to purchase 180,000 shares of common stock at an exercise price of $1.25 per share in exchange for $162,000 in private placements with two accredited investors.

On September 1, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”).  Upon signing the agreement, the Company received $190,000, net of a $10,000 finder’s fee, from LPC as an initial purchase under the $5 million commitment in exchange for 200,000 shares of the Company’s common stock and five year warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  The Company filed a registration statement on November 4, 2010 which became effective on November 29, 2010.   Under the registration statement, the Company registered 2.5 million shares of the Company’s common stock. Since November 29, 2010, the Company has issued 131,114 shares of common stock in exchange for $140,001 under the purchase agreement. The Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to an additional $4.8 million.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

As of September 30, 2010, 50,000 shares of common stock were issuable in connection with a one year consulting agreement for investor relations.  The shares vest quarterly beginning September 30, 2010, subject to continued employment as a consultant to the Company.  The Company recorded prepaid expense and additional paid in capital of $65,500 and is amortizing the prepaid expense over the period of the agreement, one year.  In addition, the Company records an adjustment each quarter for the vesting of the restricted stock.  During the three months ended December 31, 2010, the Company recorded amortization of the prepaid in the amount of $16,375 and recognized the vesting of 12,500 shares of common stock.

During the three months ended December 31, 2010, the Company issued 804,000 shares of common stock and three year warrants to purchase 515,000 shares of common stock at an exercise price of $1.25 per share in exchange for $673,400, net of a $10,000 commission paid as a finder’s fee.

On December 8, 2010, the board authorized the issuance of an additional 75,000 shares of restricted common stock in recognition of the past performance of the Company’s investor relations consultant.  This stock was value at $90,000 based upon the fair market value of the stock on the date of the grant, $1.20.

Common Stock Warrants

A summary of warrants issued for cash and changes during the periods June 30, 2009 to December 31, 2009 and from June 30, 2010 to December 31, 2010 is as follows:

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	474,058	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2009	474,058	$1.05	0.41
Exercisable at December 31, 2009	474,058	$1.05	0.41

Weighted average fair value of warrants granted during the six months ended December 31, 2009		N/A

Balance at June 30, 2010	474,058	$1.05	1.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	474,058	$1.05	1.41
Exercisable at December 31, 2010	474,058	$1.05	1.41

Weighted average fair value of warrants granted during the six months ended December 31, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2009 to December 31, 2009 and from June 30, 2010 to December 31, 2010 is as follows:

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	528,303	$1.14	1.29
Granted	455,000	$1.63	3.0
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2009	983,303	$1.37	1.77
Exercisable at December 31, 2009	983,303	$1.37	1.77

Weighted average fair value of warrants granted during the six months ended December 31, 2009		N/A

Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	715,000	$1.25	3.56
Exercised	-	$-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	3,448,303	$1.49	2.17
Exercisable at December 31, 2010	3,448,303	$1.49	2.17

Weighted average fair value of warrants granted during the six months ended December 31, 2010		N/A

In connection with private placement transactions, the Company issued three year warrants to purchase 515,000 shares of the Company’s common stock at an exercise price of $1.25 per share and issued five year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

In December 2010, the Company announced a marketing arrangement with a prominent actor.  In connection with the arrangement, the Company agreed to issue the actor five year options to purchase up to 2,000,000 shares of common stock at $1.20 per share upon the signing of an agreement.  As of December 31, 2010, the agreement had not been signed. The options vest 1,000,000 in increments of 250,000 each when the market price of the Company’s common stock meets certain prescribed levels and 1,000,000 options will vest when the market price of the Company’s common stock reaches $5.00 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

5. Fair Value Measurements

In July 2009, the Company implemented FASB Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of December 31, the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$147,450	$147,450	$––	$––

6. Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease.

Rent expense for the six months ended December 31, 2010 and 2009 was $49,264.

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

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively.  In addition, the plaintiff seeks to recover certain of his  personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices.  The lawsuit is pending and the Company believes the lawsuit is baseless.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

7. Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

●	The CEO’s wife is a bookkeeper at $1,000 per week,

●	The CEO and CTO’s father is a researcher at $1,200 per week, and

●	The CEO and CTO’s mother is a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has employment arrangements with its executive officers which are described under Note 6.

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement (the “Agreement”) with the Company’s largest principal stockholder.  Also on May 29, 2009, the Company entered into a $2,500,000 Revolving Line of Credit Agreement (the “Credit Agreement”) and borrowed $1,550,000 under the Credit Agreement (See Note 3).

In addition, on May 29, 2009, the Company and its largest principal stockholder entered into a Loan Cancellation Agreement by which the $1,058,943 due under the Former Credit Facilities was repaid and the Former Credit Facilities were cancelled.  This $1,058,943 sum is part of the $1,550,000 borrowed by the Company. As consideration for entering into the Agreement, the Company’s largest stockholder was paid $60,000 and issued 150,000 shares of the Company’s common stock.   The fair market value of the stock, $285,000, plus the amount paid in cash have been recorded as debt acquisition costs and are being amortized over the term of the line of credit agreement, one year (See Note 3).

8. Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2010.  As of December 31, 2010, there were cash equivalent balances of $1,509 held in depository accounts that are not insured.

At December 31, 2010, three customers account for 45.1%, 18.6% and 13.8% of accounts receivable.

For the six months ended December 31, 2010 three customers accounted for approximately 29.6%, 12.7% and 10.7% of sales.

During the six months ended December 31, 2010 all sales resulted from two products, FireIce® and Soil2O™ which made up 81.1% and 18.9%, respectively, of total sales.  Of the FireIce® sales, 56% related to sales of FireIce product and 44% related to sales of the FireIce Home Defense units.

Three vendors accounted for 44.8%, 14.4% and 12.7% of the Company’s approximately $97,000 of raw material and packaging purchases during the six months ended December 31, 2010.

9. Subsequent Events

In January 2011, the Company’s largest principal shareholder was issued 303,303 shares of common stock in exchange for $379,129 in connection with the exercise of warrants with an exercise price of $1.25 per share at a time when the market price was lower than $1.25 per share.  In addition, in order to induce the exercise which was above the market price of the Company's common stock, the Company granted this shareholder new three year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The warrants were valued using the Black Scholes option pricing model using a volatility of 88.18% based upon the historical price of the stock, a market rate of $1.15, the fair value on the date of the grant, a discount rate of 1.07% and an expected term of three years.  The resulting expense in the amount of $62,499 will be recorded in other expense during the three months ending March 31, 2011.

In January 2011, the Company issued 45,000 shares of restricted common stock to an investment bank in connection with agreement whereby the investment bank would assist the Company in selling common stock and warrants to private investors.  Additionally, the investment bank is entitled to receive additional shares of common stock and warrants to purchase common stock equal to 9% of the number of shares sold by the Company to investors introduced to the Company by the investment bank in connection with the agreement as well as cash commissions.  The shares of restricted common stock were valued at $54,000 based upon the fair market value on the date of the grant, $1.20,  and will be recorded as prepaid commissions.  Any cash commissions paid will be offset against the proceeds from the private placement equity transactions. On January 12, 2011, the Company issued 28,192 shares of common stock to LPC in exchange for $30,000 as part of the purchase agreement.   (See Note 4)

In February 2011, the Company issued 230,000 shares of common stock and three year warrants to purchase 115,000 shares of common stock at an exercise price of $1.25 per share in exchange for $195,500 in connection with a private placement with an accredited investor.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Overview

GelTech Solutions, Inc. markets three products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; during the three months ended December 31, 2010, the Company began marketing its FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires;  (2) Soil₂O™,  a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market and Soil₂O™ ‘Dust Control’, our new application which is used for moisture retention in industries with dust control problems.; and (3) SkinArmor™, an innovative new fire retardant skin ointment being developed that can be used to assist in protecting exposed skin from the effects of fire.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2009.

Sales

For the six months ended December 31, 2010, we had sales of $89,194 as compared to sales of $525,421 for the six months ended December 31, 2009, a decrease of $436,227.  The decrease in sales resulted from two major sales of FireIce® amounting to $416,000 during the six months ended December 31, 2009. These sales were to our distributor in China.  In early 2010, the Chinese government implemented a new regulation which required all products sold to the Chinese fire service to undergo a quality control examination by the Beijing Fire Authority.  As such, sales of our product in China were suspended while FireIce® was being tested by the Beijing Fire Authority.  In January 2011, the Company received certification from  the Beijing Fire Authority to begin marketing FireIce® in China.  As such we anticipate the resumption of shipments to our Chinese distributor in the near future. Sales of product during the six months ended December 31, 2010 of $16,802 for Soil2O™ and $72,392 for FireIce® and related products.

Cost of Goods Sold

Cost of goods sold was $38,870 for the six months ended December 31, 2010 as compared to a cost of goods sold of $160,130 for the six months ended December 31, 2009.  The decrease was the direct result of the decrease in sales.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

S, G & A expenses were $2,571,396 for the six months ended December 31, 2010 as compared to $1,686,747 for the six months ended December 31, 2009. The increase in 2010 expenses resulted from  increases in non-cash stock option expense of $274,000 due to the granting of new options to the Company’s CEO, President and CTO and various other employees,  increases in professional fees of $627,000 primarily the result the Company granting options to legal counsel and a consultant amounting to $297,000 in non-cash expenses, the granting of restricted stock  to a consultant for  a $90,000 non-cash charge and additional legal fees in connection with the filing of a registration statement as a result of the Lincoln Park purchase agreement and new patent filings in connection with the Home Defense Unit, and an increase in sales and marketing expense $109,000 in connection with the launch of the Home Defense Unit.  These increases were partially offset by a decrease in commissions of $144,000 which resulted from the two large sales of FireIce® during the six months ended December 31, 2009.

Research and Development Expenses

R&D expenses were $47,441 for the six months ended December 31, 2010 as compared to $6,837 for the six months ended December 31, 2009. The increase relates to testing of specific applications of FireIce® for use by a potential customer in the public utilities industry.

Loss from Operations

Loss from operations was $2,568,513 for the six months ended December 31, 2010 as compared to $1,328,293 for the six months ended December 31, 2009. The increased loss resulted from the higher operating expenses and lower sales as previously discussed.

Interest Income

Interest income was $2,314 for the six months ended December 31, 2010 as compared to $61 for the six months ended December 31, 2009.  The increase resulted from higher cash balances on hand during the six months ended December 31, 2010.

Interest Expense

Interest expense was $203,241 for the six months ended December 31, 2010 as compared to $228,163 for the six months ended December 31, 2009. The decrease resulted from the lower value of the stock and warrants granted in 2010 to extend the line of credit as compared to the stock and warrants granted in 2009 to originate the line of credit.  Amortization of these costs was $139,010 for the six months ended December 31, 2010 as compared to $172,500 for the six months ended December 31, 2009.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Loss

Net loss was $2,769,440 for the six months ended December 31, 2010 as compared to $1,556,395 for the six months ended December 31, 2009. The higher net loss resulted from the higher operating expenses and lower sales. Net loss per common share was $0.16 for the six months ended December 31, 2010 as compared to $0.11 for the six months ended December 31, 2009. The weighted average number of share outstanding for the six months ended December 31, 2010 and 2009 were 17,000,947 and 13,943,989, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009.

Sales

For the three months ended December 31, 2010, we had sales of $60,637 as compared to sales of $237,867 for the three months ended December 31, 2009, a decrease of $177,230.  The decrease in sales resulted from one major sale of FireIce® amounting to $207,500 during the three months ended December 31, 2009, offset by higher sales of Soil2O™ and FireIce® and its related products.  The major sale during the three months ended December 31, 2009 was to our distributor in China.  As previously discussed, we anticipate the resumption of sales to our Chinese distributor in the near future.  Sales of product during the three months ended December 31, 2010 consisted of $16,351 for Soil2O™ and $44,286 for FireIce® and related products.

Cost of Goods Sold

Cost of goods sold was $30,206 for the three months ended December 31, 2010 as compared to a cost of goods sold of $68,924 for the three months ended December 31, 2009.  The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales increased during the three months ended December 31, 2010 compared to the three months ended December 31, 2009, as a result $26,000 of sales of the FireIce Home Defense Unit which carries a lower profit margin than the other products.

Selling, General and Administrative Expenses

S,G&A expenses were $1,690,215 for the three months ended December 31, 2010 as compared to $948,089 for the three months ended December 31, 2009. The increase in 2010 expenses resulted from  increases in non-cash stock option expense of $237,000 due to the granting of new options to the Company’s CEO, President and CTO and various other employees,  increases in professional fees of $487,000 primarily the result the granting of options to legal counsel and a consultant amounting to $297,000 in non-cash expenses, the granting restricted stock of  to a consultant for a $90,000 non-cash charge and additional legal fees in connection with the filing of a registration statement as a result of the Lincoln Park purchase agreement and new patent filings in connection with the Home Defense Unit,  and an increase in sales and marketing expense of $89,000 in connection with the launch of the Home Defense Unit.  These increases in 2010 expenses were partially offset by a decrease of $74,000 in commissions related to the one large sale of FireIce in 2009.

Research and Development Expenses

R&D expenses were $11,858 for the three months ended December 31, 2010 as compared to $3,071 for the three months ended December 31, 2009. The increase relates to testing of specific applications of FireIce® for use by a potential customer in the public utilities industry.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Loss from Operations

Loss from operations was $1,671,642 for the three months ended December 31, 2010 as compared to $782,217 for the three months ended December 31, 2009. The increase resulted from the higher operating expenses and lower sales as previously discussed.

Interest Income

Interest income was $1,040 for the three months ended December 31, 2010 as compared to $49 for the three months ended December 31, 2009 primarily due to higher cash balances resulting from the private placement transactions earlier in the quarter.

Interest Expense

Interest expense was $101,691 for the three months ended December 31, 2010 as compared to $116,906 for the three months ended December 31, 2009. The decrease resulted from the lower value of the stock and warrants granted in 2010 to extend the line of credit as compared to the stock and warrants granted in 2009 to originate the line of credit.  Amortization of these costs was $69,505 for the three months ended December 31, 2010 as compared to $86,250 for the three months ended December 31, 2009.

Net Loss

Net loss was $1,772,293 for the three months ended December 31, 2010 as compared to $899,074 for the three months ended December 31, 2009. The higher net loss resulted from the higher operating expenses, interest expense, and lower sales. Net loss per common share was $0.10 for the three months ended December 31, 2010 as compared to $0.06 for the three months ended December 31, 2009. The weighted average number of share outstanding for the three months ended December 31, 2010 and 2009 were 17,332,044 and 14,028,038, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2010, we used net cash of $1,632,695 in operating activities as compared to $1,281,055 for the six months ended December 31, 2009.  The increase in cash used from operations was primarily the result of an increase in the net loss of $1,196,670 for the reasons identified above which were partially offset by an increase in stock option compensation expense of $274,000 and an increase in stock options issued for services of $297,640 and restricted stock issued for services of $90,000.   In addition, accounts payable increased $120,000 during the six months ended December 31, 2010 and accrued expenses declined $74,577.

Cash flows used in investing activities for the six months ended December 31, 2010 amounted to $2,358 and related to purchases of computer equipment for the corporate office.  Cash flows used by investing activities for the six months ended December 31, 2009 amounted to $1,103 and consisted of the purchases of furniture, fixtures and equipment.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cash flows from financing activities for the six months ended December 31, 2010 were $1,156,707 as compared to $1,369,638 for the six months ended September 30, 2009.  During the six months ended September 30, 2010, we received $1,165,401 from the sale of common stock and warrants in private placements, net of commissions paid. These proceeds were used for working capital and to repay $8,694 of insurance premium financing.  During the six months ended December 31, 2009, we received proceeds of $900,000 from a line of credit agreement with our largest shareholder, we received 470,000 from the sale of stock and warrant and received 15,000 from the exercise of options.  We used the proceeds in fiscal 2009 for working capital and to repay $15,362 of insurance finance contracts.

As of the filing date of this report, we have $413,000 in available cash. We do not anticipate the need to purchase any material capital assets in order to carry out our business.  In May 2010, we signed a one year extension on a $2,500,000 revolving line of credit agreement with our largest shareholder.  This line of credit was used to repay prior debt to the shareholder, and provide us with working capital. As of the filing date of this report, GelTech has borrowed $2,458,156 under this line of credit.  The revolving line of credit note requires us to pay the outstanding principal balance prior to its due date during which we will not be permitted to borrow any sums for a period of 30 consecutive days.  We expect to renew this line of credit.

On September 1, 2010, GelTech signed a $5 million Purchase Agreement with Lincoln Park.  Upon signing the agreement, we received $200,000 from Lincoln Park as an initial purchase under the $5 million commitment in exchange for 200,000 shares of our common stock and warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  We also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.  We filed the required registration statement to register the public sale of 2,500,000 shares.  This filing became effective on November 29, 2010.  We have the right, in our sole discretion, over a 30-month period to sell shares of common stock to Lincoln Park in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.  We are currently limited to sales of $30,000 based on the current market price of stock.  The actual amount of money we can receive from Lincoln Park every two-business days will be based upon the price of our common stock, as follows:

PRICE PER SHARE	AMOUNT OF MONEY
$1.00 - $1.39	$30,000
$1.40 - $1.79	$60,000
$1.80 - $2.99	$120,000
$3.00 - $3.99	$240,000
$4.00 or Higher	$500,000

The actual number of shares we sell will be determined by dividing the payment to us by the actual price per share.

Since November 29, 2010, the Company has issued 159,306 shares of common stock under the agreement in exchange for $170,001.  As of the filing date of this report, there are approximately 1.9 million registered shares remaining which the Company may sell to Lincoln Park

In January 2011, the Company’s largest shareholder was issued 303,303 shares of common stock in exchange for $379,129 in connection with the exercise of warrants with an exercise price of $1.25 per share.  As an inducement to the shareholder to exercise warrants, which were out of the money, the Company issued this shareholder three year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

In January 2011, the Company issued 45,000 shares of restricted common stock to an investment bank in connection with an agreement whereby the investment bank would assist the Company in selling common stock and warrants to private investors.  Additionally, the investment bank is entitled to receive additional shares of common stock and warrants to purchase common stock equal to 9% of the number of shares sold by the Company to investors introduced by the investment bank in connection with the agreement.

In February 2011, the Company issued 230,000 shares of common stock and three year warrants to purchase 115,000 shares of common stock at an exercise price of $1.25 per share in exchange for $195,500 in connection with a private placement with an accredited investor.

The Company believes that its working capital needs will be met over the next six to eight months via a combination of sales of stock to Lincoln Park and private investments either through its new arrangement with an investment bank or through the Company’s contacts with other institutional investors. There is no guarantee that such fund raising efforts, if needed,  will be successful  If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including anticipated extension of our line of credit, expectations regarding our Chinese distributor, our liquidity and anticipated capital asset requirements.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, unanticipated events which prevent us from extending the line of credit including unanticipated problems with the financial institution and the principal shareholder, and our ability to obtain a QPL listing for FireIce®.

Further information on our risk factors is contained in our filings with the SEC, including the Prospectus dated November 29, 2010.  Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 In addition to those unregistered securities previously disclosed in reports filed with the SEC, we sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below, which were exempt under Section 4(2) and Rule 506 of the Securities Act.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Investor Relations	9/29/10	50,000 shares of common stock	Investor relation services

Private Placement Investors	10/18/10 through 12/14/10	324,000 shares of common stock and 95,000 three-year warrants exercisable at $1.25 per share	Investment of $275,400

Consultants	12/8/10	350,000 stock options exercisable at $1.22 per share	Consulting services

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

     As previously reported on a Form 8-K, the Company granted Mr. William Shatner 2,000,000 stock options vesting based on specific milestones provided that Mr. Shatner was providing services for the Company.  The Company and Mr. Shatner have been unable to reach a material definitive agreement regarding the services that Mr. Shatner would provide.  Until such time as the Company discloses that such an agreement has been met, investors should assume that no such agreement has been met and the options will not vest and will be terminated.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	SB-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	SB-2	7/20/07	3.2
3.3	First Amendment to the Amended and Restated Bylaws adopted April 6, 2010	10-K	9/28/10	3.3
4.1	Form of Private Placement Warrant				Filed
10.1	Form of Private Placement Subscription Agreement				Filed
10.2	Lincoln Park Purchase Agreement	S-1	11/4/10	10.13
10.3	Amendment to Lincoln Park Purchase Agreement	S-1	11/4/10	10.16
10.4	Lincoln Park Registration Rights Agreement	S-1	11/4/10	10.14
10.5	Lincoln Park Warrant	8-K	9/7/10	10.3
10.6	Credit Enhancement and Financing Security Agreement	10-K	9/28/09	10.1
10.7	Revolving Line of Credit Agreement	10-K	9/28/09	10.2
10.8	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.9	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.10	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.11	Reger Warrant	10-K	9/28/10	10.10
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Darlene Cordani.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

February 14, 2011	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

February 14, 2011	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)