Form 10-K/A
period 2010-06-30
GelTech Solutions, Inc.
filed 2011-04-21
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
No. 2
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

PART II

Explanatory Note: This report on Form 10-K/A No. 2 amends the Form 10-K filed on September 28, 2010.  It is being filed to amend “Item 9A. Controls and Procedures” to include management’s annual report on internal control over financial reporting, which was inadvertently omitted. This 10-K/A No. 2 does not reflect subsequent events occurring after September 28, 2010, the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act.  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

2

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

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment to Amended and Restated Bylaws	10-K	9/28/10	3.3
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K	9/28/10	10.1
10.2	Form of Employee Stock Option Agreement*	10-K	9/28/10	10.2
10.3	Form of Director Option Agreement	10-K	9/28/10	10.3
10.4	Summary of Employment Agreement with Executives*	10-K	9/28/09	10.7
10.5	Credit Enhancement and Financing Security Agreement	10-K	9/28/09	10.1
10.6	Revolving Line of Credit Agreement	10-K	9/28/09	10.2
10.7	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.8	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.9	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.10	Reger Warrant	10-K	9/28/10	10.10
10.11	Form of Warrant	10-Q	5/17/10	10.1
10.12	Form of Subscription Agreement	10-Q	5/17/10	10.2
10.13	Lincoln Park Purchase Agreement	8-K	9/7/10	10.1
10.14	Lincoln Park Registration Rights Agreement	8-K	9/7/10	10.2
10.15	Lincoln Park Warrant	8-K	9/7/10	10.3
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/10	21.1
23.1	Consent of Salberg & Company, P.A.	10-K/A	10/4/10	23.1
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan or arrangement
Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1 Jupiter, Florida 33458, Attention: Corporate Secretary.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2011

GelTech Solutions, Inc.

By:	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

4