Form 10-Q
period 2011-03-31
GelTech Solutions, Inc.
filed 2011-05-13
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Class	Outstanding at May 13, 2011
Common Stock, $0.001 par value per share	21,707,198 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$467,220	$625,796
Accounts receivable trade, net	46,089	24,647
Inventories	242,726	198,274
Prepaid expenses and other current assets	32,674	43,250
Total current assets	788,709	891,967

Furniture, fixtures and equipment, net	18,658	20,014
Prepaid consulting	110,600	255,436
Debt issue costs, net	-	254,852
Deposits	15,631	42,829

	$933,598	$1,465,098
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$80,920	$25,213
Accrued expenses	18,447	88,010
Line of credit	-	2,458,156
Insurance premium finance contracts	23,115	8,135
Total current liabilities	122,482	2,579,514
Convertible note, net of discount	1,319,163	-
Total liabilities	1,441,645	2,579,514

Commitments and contingencies (Note 6)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
20,102,471 issued and outstanding and 140,000 issuable at March 31, 2011 and 16,538,200 shares issued and outstanding as of June 30, 2010	20,242	16,538
Additional paid in capital	13,412,894	8,512,232
Accumulated deficit	(13,941,183)	(9,643,186)
Total stockholders' equity (deficit)	(508,047)	(1,114,416)

Total liabilities and stockholders' equity (deficit)	$933,598	$1,465,098

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Sales	$55,645	$34,297	$144,839	$559,718

Cost of goods sold	20,017	9,025	58,888	169,155

Gross profit	35,628	25,272	85,951	390,563

Operating expenses:
Selling, general and administrative expenses	1,205,686	931,229	3,777,111	2,617,999
Research and development	32,308	6,239	79,749	13,076

Total operating expenses	1,237,994	937,468	3,856,860	2,631,075

Loss from operations	(1,202,366)	(912,196)	(3,770,909)	(2,240,512)

Other income (expense):
Interest income	239	4,463	2,554	4,524
Loss on extinguishment of debt	(84,500)	-	(84,500)	-
Other expense	(62,414)	-	(62,414)	-
Interest expense	(179,516)	(117,679)	(382,728)	(345,819)

Total other income (expense)	(326,191)	(113,216)	(527,088)	(341,295)

Net loss	$(1,528,557)	$(1,025,412)	$(4,297,997)	$(2,581,807)

Net loss per common share - basic and diluted	$(0.08)	$(0.07)	$(0.24)	$(0.18)

Weighted average shares outstanding - basic and diluted	18,991,759	15,759,271	17,654,425	14,542,433

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,297,997)	$(2,581,807)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	9,188	7,667
Amortization of debt issuance costs	254,852	258,750
Bad debt expense	700	7,463
Amortization of prepaid expenses	43,413	-
Amortization of prepaid consulting	227,061	106,468
Options issued for services	322,850	-
Common stock issued for services	90,000	-
Stock option compensation expense	674,362	419,301
Loss on extinguishment of debt	84,500	-
Amortization of debt discount	4,570	-
Warrants issued to induce warrant exercise	62,414	-
Changes in operating assets and liabilities:
Accounts receivable	(22,142)	(19,663)
Inventories	(44,452)	50,578
Prepaid expenses and other current assets	(16,725)	14,384
Deposits and other assets	27,198	(11,351)
Accounts payable	55,707	(9,204)
Related party payable	-	(60,000)
Accrued expenses	(30,236)	(11,861)
Net cash used in operating activities	(2,554,737)	(1,829,275)
Cash flows from Investing Activities
Purchases of equipment	(7,832)	(5,884)
Net cash used in investing activities	(7,832)	(5,884)
Cash flows from Financing Activities
Payments on Insurance Finance Contract	(17,857)	(24,016)
Proceeds from sale of stock and warrants	2,042,721	2,085,000
Proceeds from exercise of stock options	379,129	25,000
Proceeds from revolving line of credit, net	-	900,000
Net cash provided by financing activities	2,403,993	2,985,984
Net increase (decrease) in cash and cash equivalents	(158,576)	1,150,825
Cash and cash equivalents - beginning	625,796	245,381
Cash and cash equivalents - ending	$467,220	$1,396,206

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$74,587	$90,177
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$32,837	$55,560
Prepaid stock-based consulting	$65,500	$425,872
Issuance of stock and warrants to reduce debt	$1,000,000	$65,500
Issuance of warrants with debt	$182,890	$65,500

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

1. Organization and Basis of Presentation

Organization

GelTech Solutions, Inc.  (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce® a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) Soil₂O™ a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance,  landscaping and  Soil₂O™ ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (iii) SkinArmor™, an ointment used for protecting skin from direct flame and high temperature.  Additionally, GelTech owns a United States patent for a method to modify weather.

The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: WeatherTech Innovations, Inc. and FireIce Gel, Inc. (formerly GelTech Innovations, Inc.). Prior to July 1, 2008, there had been no activity in either subsidiary. Beginning on July 1, 2008, the Company began operating the marketing, sales and distribution of FireIce® through FireIce Gel, Inc. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed on September 28, 2010.

Inventories

Inventories as of March 31, 2011 consisted of raw materials and finished goods in the amounts of $100,373 and $142,353, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in the fiscal 2011 period include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2011, there were options to purchase 6,349,507 shares of the Company’s common stock, warrants to purchase 5,245,258 shares of the Company’s common stock and 1,337,038 shares of the Company’s common stock are reserved for a convertible note which may dilute future earnings per share.

Stock-Based Compensation

On July 19, 2006 (inception), the Company adopted ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2010 to March 31, 2011 was $674,362 for stock options granted to employees, directors and advisors.  In addition the Company recognized stock based compensation expense of $322,850 during the nine months ended March 31, 2011 related to stock options granted to consultants and recognized expense of $90,000 related to restricted stock granted to a consultant.  All these amounts are included in selling, general and administrative expenses on the consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2011, the total compensation cost for stock options not yet recognized was approximately $2,384,400.   This cost will be recognized over the remaining vesting term of the options of approximately three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

A summary of stock option transactions for all employee and director stock options for the nine months ended March 31, 2011 and 2010 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	-	$-
Exercised	(14,993)	$0.667
Options sold to third party	(50,000)	$0.667
Forfeited	(500,000)	$1.00
Expired	-	$-
Outstanding at March 31, 2010	2,149,007	$0.91	7.13	$1,810,664
Exercisable at March 31, 2010	922,500	$0.86	5.51	$781,575

Weighted average fair value of options granted during the nine months ended March 31, 2010		N/A

Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	3,270,500	$1.22	6.20
Exercised	-	$-	-
Options sold to third party	-	$-	-
Forfeited	-	$-	-
Expired	-	$-
Outstanding at March 31, 2011	4,919,507	$1.11	5.85	$4,044,574
Exercisable at March 31, 2011	1,604,507	$0.94	4.75	$1,590,999

Weighted average fair value of options granted during the nine ended March 31, 2011		$0.82

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2010 to March 31, 2011 and from June 30, 2009 to March 31, 2010 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	205,000	$0.86	5.89
Granted	100,000	$1.84	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2010	305,000	$1.18	7.17	$181,800
Exercisable at March 31, 2010	269,168	$1.10	6.92	$180,899

Weighted average fair value of options granted during the nine months ended March 31, 2010		$1.78

Balance at June 30, 2010	370,000	$1.28	7.41
Granted	420,000	$1.22	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2011	790,000	$1.25	8.23	$535,050
Exercisable at March 31, 2011	316,666	$1.21	6.27	$227,800

Weighted average fair value of options granted during the nine months ended March 31, 2011		$0.84

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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

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

In December 2010, the Company announced a marketing arrangement with a prominent actor.  In connection with the arrangement, the Company agreed to issue the actor five year options to purchase up to 2,000,000 shares of common stock at $1.20 per share upon the signing of an agreement.  As of March 31, 2011, the agreement has not been signed and the Company does not anticipate an agreement will be concluded.

In February 2011, the Company granted five-year options to purchase 237,500 shares of the Company’s common stock at an exercise price of $1.17 per share to employees. The options will vest semiannually over three years beginning June 30, 2011.  The options were valued at $175,694 with the BlackScholes option pricing model using a volatility of 88.13%, based upon the historical price of the Company’s common stock, an expected term of 4 years, calculated using the simplified method and based upon a discount rate of 1.39%, equal to the rate for treasury securities with similar expected terms. The expense will be recognized over the vesting term.

On March 10, 2011, the Company granted options to purchase a total of 750,000 shares of the Company’s common stock (250,000 each) to its Chief Executive Officer, President and Chief Technology Officer exercisable at $1.25 per share over ten years. The options vest annually over three years, subject to the Company meeting certain performance milestones and are further subject to the officer’s continued employment with the Company. The options were valued using the Black-Scholes model using a volatility of 87.24%  (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.24%. The value of the options will be recognized over the vesting term, three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

On March 10, 2011, the Company granted options to purchase a total of 210,000 shares of the Company’s common stock to Directors.  The options vest semiannually over three years, beginning June 30, 2011, have an exercise price of $1.25 per share, and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 87.24% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.24%. The value of the options, $201,268,  will be recognized over the vesting term, three years.

A summary of options issued to non-employees under the 2007 Plan and changes during the nine month periods from June 30, 2010 to March 31, 2010 and from June 30, 2010 to March 31, 2011 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	170,000	$1.00	3.53
Granted	-	$-
Options purchased from officer	50,000	$0.667
Exercised	(15,000)	$1.00
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2010	205,000	$0.92	4.04	$170,400
Exercisable at March 31, 2010	205,000	$0.92	4.04	$170,400

Weighted average fair value of options granted during the nine months ended March 31, 2010		N/A

Balance at June 30, 2010	155,000	$1.00	2.53
Granted	485,000	$1.22	4.44
Options purchased from officer	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2011	640,000	$1.17	3.59	$487,950
Exercisable at March 31, 2011	640,000	$1.17	3.59	$487,950

Weighted average fair value of options granted during the nine months ended March 31, 2011		$0.79

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

On March 10, 2011, the Company granted options to purchase a total of 35,000 shares of the Company’s common stock to a consultant.  The options vested immediately, have an exercise price of $1.15 per share, and have a three year term. The options were valued at $25,210 using the Black-Scholes model using a volatility of 87.24% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 3 years, the term of the options and a discount rate of 1.24%. The value of the options was recognized during the three months ended March 31, 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees.  The risk free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair values of stock option grants for the period from July 1, 2010 to March 31, 2011 were estimated using the following assumptions:

Risk free interest rate	0.96% - 2.24%
Expected term (in years)	3.0 - 6.5
Dividend yield	––
Volatility of common stock	87.24% - 96.46%
Estimated annual forfeitures	––

New Accounting Pronouncements

  ASUs which were not effective until after March 31, 2011 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

2. Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2011, the Company had an accumulated deficit and stockholders’ deficit of $13,941,183 and $508,047, respectively, and incurred losses from operations of $3,770,909 for the nine months ended March 31, 2011 and used cash from operations of $2,554,737 during the nine months ended March 31, 2011.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

In February 2011, the Company renegotiated its Line of Credit with its largest principal stockholder (the Lender) to replace the Line of Credit with a five-year convertible note with a reduced principal amount  (Note 3).  During the nine months ended March 31, 2011 the Company issued 1,649,000 shares of common stock and 841,200 warrants to purchase common stock in exchange for $1,352,720, net of a $19,180 finder’s fee.  In addition, in September 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC which provides for the sale of up to an additional $4.8 million worth of common stock of the Company.  From the signing of the agreement through March 31, 2011, the Company has issued 671,591 shares of common stock and five year warrants to purchase 200,000 shares of common stock in exchange for $700,001.  The Company believes this facility will provide the Company with the capital necessary to continue as a going concern (See Note 4).

3. Convertible Note Agreement (Formerly Line of Credit Agreement)

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest principal stockholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month which commenced on June 20, 2009.

In May 2010, the Lender extended the due date of the line of credit to May 2011.  Additionally, the Company may be compelled to pay the outstanding principal balance earlier during which it will not be permitted to borrow any sums for a period of 30 consecutive days.

In February 2011, the Company renegotiated the Line of Credit Agreement with its largest principal stockholder (the Lender).  As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit.  In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share and bearing annual interest of 5%, due on the maturity date of the note.  As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  This debt modification was treated as a debt extinguishment for accounting purposes.  The value of the common stock and warrants issued to reduce the debt amount by $1,000,000 varied from the value of the Company’s recent private placements and accordingly, the Company recorded a loss on extinguishment of $84,500.  The warrants issued in connection with the convertible note were valued using the Black-Scholes option pricing model and the relative fair market value of the warrants, $182,890, was recorded as a loan discount, of which $4,570 was amortized to interest expense during the three months ended March 31, 2011 and the remaining discount will be amortized to interest expense over the term of the note. Interest accrued during the three months ended March 31, 2011and outstanding as of March 31, 2011 amounted to $8,411.  Total interest expense on the line of credit, including amortization of debt issuance costs, amounted to $277,199 for the nine months ended March 31, 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

4. Stockholders’ Equity

The issuances of common stock during the nine months ended March 31, 2011 were as follows:

In September 2010, the Company issued 180,000 shares of common stock and issued three year warrants to purchase 180,000 shares of common stock at an exercise price of $1.25 per share in exchange for $162,000 in private placements with two accredited investors.

On September 1, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”).  Upon signing the agreement, the Company received $190,000, net of a $10,000 finder’s fee, from LPC as an initial purchase under the $5 million commitment in exchange for 200,000 shares of the Company’s common stock and five year warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  These warrants have been accounted for as a sale of warrants and common stock and accordingly, have been recorded in stockholder’s equity.

The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  The Company filed a registration statement on November 4, 2010 which became effective on November 29, 2010. Under the registration statement, the Company registered 2.5 million shares of the Company’s common stock. From November 29, 2010 through March 31, 2011, the Company has issued 671,591 (including commitment shares discussed below) shares of common stock in exchange for $700,001 under the purchase agreement. The Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, which at the time the purchase agreement was signed was up to an additional $4.8 million.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the purchase agreement will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any future sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price the Company’s common stock is below $1.00.

In consideration for entering into the purchase agreement, the Company issued to LPC 75,000 shares of common stock as a commitment fee and will issue up to 225,000 shares pro rata as LPC purchases additional shares.  As of March 31, 2011, 23,434 “commitment” shares have been issued. The commitment shares are subject to a 30 month lock up restriction.  The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.  The Company expects to use the proceeds for working capital and other general corporate purposes.

As of September 30, 2010, 50,000 shares of common stock were issuable in connection with a one year consulting agreement for investor relations.  The shares vest quarterly beginning September 30, 2010, subject to continued engagement as a consultant to the Company.  The Company recorded prepaid expense and additional paid in capital of $65,500 and is amortizing the prepaid expense over the period of the agreement, one year.  During the  nine months ended March 31, 2011, the Company has recorded amortization of the prepaid in the amount of $56,625 representing the value of the shares vested each quarter at the market price of the Company’s common stock on each vesting date in accordance with ASC 505-50-S99.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

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

During the three months ended March 31, 2011, the Company issued 665,000 shares of common stock and three year warrants to purchase 310,000 and five year warrants to purchase 16,200 shares of common stock at an exercise price of $1.25 per share in exchange for $517,320, net of a $9,180 commission paid as offering costs.  Of the shares issued, 45,000 of the shares and the 16,200 five-year warrants were issued for stock –based offering costs.   All offering costs were charged to additional paid in capital.

Common Stock Warrants

The Company accounts for warrants issued for services in accordance with ASC 505-50-30-2 Equity Based Payments to Non-Employees.  As such, the Company calculates the fair value of the warrants granted using the Black-Scholes option pricing model and records the fair value to either prepaid expense or expense based upon the terms of the underlying contract for services.  In applying the Black-Scholes method, the Company calculates volatility based upon the historical market price of the Company’s common stock, utilizes discount rates obtained from the Federal Reserve Statistical Release for treasury instruments of the same duration and expected term as the contractual term of the warrants.

Warrants issued in connection with the sale of shares of common stock are treated as part of the equity transaction and are recorded in stockholders’ equity or liabilities in accordance with the guidance at ASC 480-10-25.

A summary of warrants issued for cash and changes during the periods June 30, 2009 to March 31, 2010 and from June 30, 2010 to March 31, 2011 is as follows:

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	474,058	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2010	474,058	$1.05	2.17
Exercisable at March 31, 2010	474,058	$1.05	2.17

Weighted average fair value of options granted during the nine months ended March 31, 2010		$0.55

Balance at June 30, 2010	474,058	$1.05	1.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2011	474,058	$1.05	1.17
Exercisable at March 31, 2011	474,058	$1.05	1.17

Weighted average fair value of options granted during the nine months ended March 31, 2011		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2009 to March 31, 2010 and from June 30, 2010 to March 31, 2011 is as follows:

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	528,303	$1.14	1.29
Granted	2,275,000	$1.60
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2010	2,803,303	$1.51	2.55
Exercisable at March 31, 2010	2,803,303	$1.51	2.55

Weighted average fair value of options granted during the nine months ended March 31, 2010		$0.85

Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	2,341,200	$1.31	4.29
Exercised	(303,303)	$1.25	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at March 31, 2011	4,771,200	$1.46	2.93
Exercisable at March 31, 2011	4,771,200	$1.46	2.93

Weighted average fair value of options granted during the nine months ended March 31, 2011		N/A

In connection with private placement transactions, the Company issued three year warrants to purchase 515,000 shares of the Company’s common stock at an exercise price of $1.25 per share and issued five year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.25 per share.

On January 29, 2011, the Company granted warrants to purchase a total of 100,000 shares of the Company’s common stock to its largest principal stockholder  in connection with the shareholder’s exercise of warrants to purchase 303,303 shares of common stock at an exercise price which exceeded the then current market price of the Company’s common stock.  The options vest immediately, have an exercise price of $1.15 per share, and have a three year term. The warrants were valued using the Black-Scholes model using a volatility of 88.18% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 3 years, the term of the options and a discount rate of  0.96%. The value of the warrants  were recognized in other expense during the three months ended March 31, 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

5. Fair Value Measurements

In July 2009, the Company implemented FASB Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources

As of March 31, 2011, the Company’s cash and cash equivalents that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$467,220	$467,220	$––	$––

6. Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease.

Rent expense for the nine months ended March 31, 2011 and 2010 was $73,781.

In March 2011, the Compensation Committee approved new employment terms for each of the Company’s three executive officers.  The Executives will receive a base salary of $150,000 per year with the Committee having the authority to increase the Executive’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important.  Following the completion of each fiscal year, the Committee will have the discretion to award each of the executives a target bonus based on each Executive’s job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Committee.  In addition, the executives received options as previously described in Note 1.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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

The Company has entered into a series of credit facilities with its largest principal stockholder as more fully described in Note 3.

8. Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2011.  As of March 31, 2011, there were cash equivalent balances of $1,209 held in depository accounts that are not insured.

At March 31, 2011, three customers account for 35.2%, 17.6% and 14.1% of accounts receivable.

For the nine months ended March 31, 2011 three customers accounted for approximately 18.2%, 11.2% and 9.7% of sales.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

During the nine months ended March 31, 2011 all sales resulted from two products, FireIce® and Soil2O™ which made up 67.3% and 32.7%, respectively, of total sales.  Of the FireIce® sales, 64.4% related to sales of FireIce product and 35.6% related to sales of the FireIce Home Defense units. Of the Soil2O™ sales, 35.7% related to Soil2O™ Dust Control and 64.3% related to traditional sales of Soil2O™.

Three vendors accounted for 36.4%%, 19.0% and 17.7% of the Company’s approximately $135,000 of raw material and packaging purchases during the nine months ended March 31, 2011.

9. Subsequent Events

Since April 1, 2011, the Company has issued 1,391,600 shares of common stock in exchange for the receipt of $2,160,003 in connection with the Company’s agreement with Lincoln Park Capital.

In April, 2011, the Company issued 73,127 shares of common stock in connection with the cashless exercise of  120,000 warrants to purchase shares of common stock at an exercise price of $1.25 per share and based on a market value of the Company’s common stock of $3.20 per share.

In May 2011, the Company invested $60,000 to purchase a vehicle that will be used to mix FireIce® for use on forest fires.  This vehicle is a mobile mixing truck containing a 3,000 gallon tank which will enable GelTech to work directly on the fire lines supplying the United States Forest Service or any other fire control agency up to 250,000 gallons of  FireIce® per day.  The Company has formed a new subsidiary to operate this vehicle.

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

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; during the three months ended December 31, 2010, the Company began marketing its FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires;  (2) Soil₂O™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; (3) SkinArmor™, an innovative new fire retardant skin ointment being developed that can be used to assist in protecting exposed skin from the effects of fire; and (4) Soil₂O™ ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

In March 2011, the Company was notified by the United States  Forest Service that its FireIce® product would be listed on the United States Forest Service’s Qualified Products List (the “QPL List”).  Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and National Park lands.  The testing process by the Forest Service began in September 2008 and included a battery of tests including tests for possible toxicity to the environment, decomposition and possible corrosion to land based firefighting equipment and firefighting aircraft.  The Company anticipates that this listing will lead to a substantial increase in the sales of FireIce® in the future.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2010.

Sales

For the nine months ended March 31, 2011, we had sales of $144,839 as compared to sales of $559,718 for the nine months ended March 31, 2010, a decrease of $414,879.  The decrease in sales resulted from two major sales of FireIce® amounting to $416,000 during the first six months of fiscal 2010.  These sales were to our distributor in China.  In the third quarter of fiscal 2010, the Chinese government implemented a new regulation which required all products sold to the Chinese fire service to undergo a quality control examination by the Beijing Fire Authority.  As such, sales of our product in China were suspended while FireIce® was being tested by the Beijing Fire Authority.  In January 2011, the Company received certification from the Beijing Fire Authority to begin marketing FireIce® in China.  We are negotiating an agreement with a group of Chinese distributors and anticipate the resumption of shipments to China in the near future. Sales of product during the nine months ended March 31, 2011 consisted of $47,408 for Soil2O™ and $97,430 for FireIce® and related products.  Of the Soil2O™ sales, $16,909 related to the new dust control application and $30,499 related to traditional Soil2O™ applications.   FireIce® sales consisted of $60,526 product sales and $36,905 related to sales of HDU units.

Cost of Goods Sold

Cost of goods sold was $58,888 for the nine months ended March 31, 2011 as compared to a cost of goods sold of $169,155 for the nine months ended March 31, 2010.  The decrease was the direct result of the decrease in sales.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,777,111 for the nine months ended March 31, 2011 as compared to $2,617,999 for the nine months ended March 31, 2010. The increase in fiscal 2011 expenses resulted from  (1) increases in non-cash stock option expense of $255,000 related to option grants to executive officers, employees and directors, (2) an increase in professional fees of $411,000 which resulted from options granted to professional consultants with a fair value of $297,000, an increase in legal expense of $90,000 partially due to the filing of a registration statement, and an increase in accounting fees of $17,000, (3) an increase in investor relations expense of $215,000 due to the granting of restricted stock  to a consultant for a $90,000 non-cash charge and additional expenses of $125,000 related to agreements signed in 2010, (4) an increase in sales and marketing of $219,000 resulting from increased advertising of $151,000 related to the HDU units and  an increase in the cost of trades shows of $63,000, and (5) an increase in travel expenses of $88,000 due to investor relations road shows and international travel to reach potential overseas markets.  These increases were partially offset by a decrease in commissions of $144,000 which resulted from the two large sales of FireIce® during the nine months ended March 31, 2010.

Research and Development Expenses

Research and development expenses were $79,749 for the nine months ended March 31, 2011 as compared to $13,076 for the nine months ended March 31, 2010. The increase relates to testing of specific applications of FireIce® for use by a potential customer in the public utilities industry plus the cost of researching and developing the application of Soil2O™ for dust control.

Loss from Operations

Loss from operations was $3,770,909 for the nine months ended March 31, 2011 as compared to $2,240,512 for the nine months ended March 31, 2010. The increased loss resulted from the higher operating expenses and lower sales as previously discussed.

Interest Income

Interest income was $2,554 for the nine months ended March 31, 2011as compared to $4,524 for the nine months ended March 31, 2010.  The amounts are reflective of the cash balances on hand during the respective nine month periods.

Other Expense

Other expense of $62,414, for the nine months ended March 31, 2011, consisted of the fair value of three-year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.25 per share, granted to the Company’s largest principal stockholder in January 2011 in order to induce the stockholder to exercise warrants to purchase 303,303 shares of common stock at an exercise price of  $1.25 per share when the trading price of the Company’s common stock was below $1.25 per share.

Loss on Extinguishment of Debt

The Company recorded a loss on extinguishment of debt of $84,500 related to the $1,000,000 reduction in the principal balance of the line of credit in exchange for common stock and warrants.

Interest Expense

Interest expense was $382,728 for the nine months ended March 31, 2011 as compared to $345,819 for the nine months ended March 31, 2010. The increase resulted from the amortization of the remaining $115,842 of debt issue costs related of the line of credit which was replaced by a five-year convertible. Amortization of these costs was $254,852 for the nine months ended March 31, 2011 as compared to $258,750 for the nine months ended March 31, 2010.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Loss

Net loss was $4,297,997 for the nine months ended March 31, 2011 as compared to $2,581,807 for the nine months ended March 31, 2010. The higher net loss resulted from the higher operating expenses and lower sales. Net loss per common share was $0.24 for the nine months ended March 31, 2011 as compared to $0.18 for the nine months ended March 31, 2010. The weighted average number of shares outstanding for the nine months ended March 31, 2011and 2010 were 17,654,425 and 14,452,433, respectively.

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010.

Sales

For the three months ended March 31, 2011, we had sales of $55,645 as compared to sales of $34,297 for the three months ended March 31, 2010, an increase of $21,348.  The increase in sales resulted primarily from sales of the Soil2O™ dust control application of $16,909, plus the sales related to the FireIce® HDU units of $5,045 during the three months ended March 31, 2011. Sales of product during the three months ended March 31, 2011 consisted of $30,606 for Soil2O™ and $25,039 for FireIce® and related products.

Cost of Goods Sold

Cost of goods sold was $20,017 for the three months ended March 31, 2011 as compared to a cost of goods sold of $9,025 for the three months ended March 31, 2010.  The increase was the direct result of the increase in sales, plus the higher costs as a percentage of sales related to the HDU units.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,205,686 for the three months ended March 31, 2011 as compared to $931,229 for the three months ended March 31, 2010. The increase in 2011 expenses resulted from  increases in sales and marketing expense of $109,000 due to increased advertising of the HDU unit, increases in travel of $62,000 due to the launch of  Soil2O™ dust control in Southern California, investor relations trips and international trips to reach potential new markets overseas, an increase in expenses for investor relations of $52,000 related to meetings with investors, an increase in salaries and benefits of $35,000 due to recent staff additions and increases in salaries for executive officers and an increase in professional fees of $18,000 related to legal and accounting fees.

Research and Development Expenses

Research and development expenses were $32,308 for the three months ended March 31, 2011 as compared to $6,239 for the three months ended March 31, 2010. The increase relates to testing of specific applications of FireIce® for use by a potential customer in the public utilities industry, plus the cost of researching and developing the application of Soil2O™ for dust control.

Loss from Operations

Loss from operations was $1,202,366 for the three months ended March 31, 2011 as compared to $912,196 for the three months ended March 31, 2010. The increase resulted from the higher operating expenses partially offset by the higher sales as previously discussed.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Interest Income

Interest income was $239 for the three months ended March 31, 2011 as compared to $4,463 for the three months ended March 31, 2010 primarily due to higher cash balances in fiscal 2010 resulting from the private placement transactions in early 2010.  The Companies sales to Lincoln Park were made in mid to late March 2011 resulting in a lower average cash balance for the three months ended March 31, 2011.

Other Expense

Other expense of $62,414, for the three months ended March 31, 2011, consisted of the fair value of three-year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.25 per share, granted to the Company’s largest principal stockholder in January 2011 in order to induce the stockholder to exercise warrants to purchase 303,303 shares of common stock at an exercise price of  $1.25 per share when the trading price of the Company’s common stock was below $1.25 per share.

Loss on Extinguishment of Debt

The Company recorded a loss on extinguishment of debt of $84,500 related to the $1,000,000 reduction in the principal balance of the line of credit in exchange for common stock and warrants.

Interest Expense

Interest expense was $179,516 for the three months ended March 31, 2011 as compared to $117,679 for the three months ended March 31, 2010. The increase resulted from the amortization of the remaining debt issue costs upon the replacement of the related line of credit with a five year convertible note in February 2011 which resulted in an additional $58,000 of amortization.

Net Loss

Net loss was $1,528,557 for the three months ended March 31, 2011 as compared to $1,025,412 for the three months ended March 31, 2010. The higher net loss resulted from the higher operating expenses, interest expense, partially offset by the higher sales. Net loss per common share was $0.08 for the three months ended March 31, 2011 as compared to $0.07 for the three months ended March 31, 2010. The weighted average number of share outstanding for the three months ended March 31, 2011 and 2010 were 18,991,759 and 15,759,271, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2011, we used net cash of $2,554,737 in operating activities as compared to $1,829,275 for the nine months ended March 31, 2010.  The increase in cash used from operations was primarily the result of an increase in the net loss of $1,716,190 for the reasons identified above which were partially offset by an increase in stock option compensation expense of $255,000 and an increase in stock options issued for services of $322,850, restricted stock issued for services of $90,000 and an increase in amortization of prepaid consulting and other prepaid expenses of $181,000. In addition, accounts payable decreased $55,707,during the nine months ended March 31, 2011 while inventory, accounts receivable increased by $66,594 and accrued expenses declined $30,236.

Cash flows used in investing activities for the nine months ended March 31, 2011 amounted to $7,832 and related to purchases of computer equipment for the corporate office and a storage container in California.  Cash flows used by investing activities for the nine months ended March 31, 2010 amounted to $5,884 and consisted of the purchases of furniture, fixtures and equipment.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

In May 2011, the Company invested $60,000 to purchase a vehicle to be used to mix FireIce® for use on brush and wildfire applications.  This vehicle is a mobile mixing truck containing a 3,000 gallon tank which will enable GelTech to work directly on the fire lines supplying the United States Forest Service or any other fire control agency up to 250,000 gallons of  FireIce® per day.

Cash flows from financing activities for the nine months ended March 31, 2011 were $2,403,993 as compared to $2,985,984 for the nine months ended March 31, 2010.  During the nine months ended March 31, 2011, we received $700,001 from the sale of common stock to Lincoln Park Capital.  In addition, we received $1,342,720, net of $19,180 of commissions, from the sale of common stock and warrants in private placements. The proceeds of the cash for equity transactions were used for working capital and to repay $17,857 of insurance premium financing.  During the nine months ended March 31, 2010, we received proceeds of $900,000 from a line of credit agreement with our largest principal stockholder, we received 2,085,000 from the sale of common stock and warrants and received $25,000 from the exercise of options.  We used the proceeds in fiscal 2010 for working capital and to repay $24,016 of insurance finance contracts.

As of the filing date of this report, we have $2,107,000 in available cash. We do not anticipate the need to purchase any additional material capital assets in order to carry out our business.  In February 2011, we signed a five year convertible note in the amount of $1,497,483 with our largest principal stockholder.  The note bears annual interest of 5%, payable on maturity, and is convertible at $1.12 per share.  This note replaces the $2.5 million line of credit facility previously provided by the Company’s largest principal shareholder.  The Company reduced the balance of the line of credit by $1,000,000 by issuing the Company’s largest principal stockholder 892,457 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  In addition, the Company issued five –year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 in connection with the new convertible note agreement.

On September 1, 2010, GelTech signed a $5 million Purchase Agreement with LPC.  Upon signing the agreement, we received $200,000 from LPC as an initial purchase under the $5 million commitment in exchange for 200,000 shares of our common stock and warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  We also entered into a Registration Rights Agreement with LPC whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement.  We filed the required registration statement to register the public sale of 2,500,000 shares.  This filing became effective on November 29, 2010.  We have the right, in our sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.  We are currently limited to sales of $120,000 based on the current market price of stock.  The actual amount of money we can receive from LPC every two-business days will be based upon the price of our common stock, as follows:

PRICE PER SHARE	AMOUNT OF MONEY
$1.00 - $1.39	$30,000
$1.40 - $1.79	$60,000
$1.80 - $2.99	$120,000
$3.00 - $3.99	$240,000
$4.00 or Higher	$500,000

The actual number of shares we sell will be determined by dividing the payment to us by the actual price per share.

From  November 29, 2010 through March  31, 2011, the Company has issued 671,591 shares of common stock under the agreement in exchange for $700,001.  Since April 1, 2011, we have sold LPC 1,391,600 shares in exchange for $2,160,003.  As of the filing date of this report, there are 261,489 registered shares remaining which the Company may sell to LPC.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

The Company believes that its working capital needs will be met over the next eight to twelve months via a combination of sales of stock to LPC and private investments through the Company’s contacts with other institutional investors. There is no guarantee that such fund raising efforts, if needed,  will be successful  If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including anticipated increases in sale of  FireIce® resulting from the our inclusion on the QPL List, the anticipated resumption of sales in China, our liquidity and anticipated capital asset requirements.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments and inability to enter into a definitive agreement with distributors in China.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments to any legal proceedings. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Investor Relations	12/8/2010	75,000 shares of common stock	Extension of Investor Relations Agreement

Financial Advisor	1/4/2011	45,000 shares of common stock and 16,200 five-year warrants exercisable at $1.25 per share	Financial Advisory Agreement

Private Placement Investors	2/11/2011 through 3/10/2011	620,000 shares of common stock and 320,000 three-year warrants exercisable at $1.25 per share	Investments totaling $517,320, net of $9,180 in commissions

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	SB-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	SB-2	7/20/07	3.2
3.3	First Amendment to the Amended and Restated Bylaws adopted April 6, 2010	10-K	9/28/10	3.3
4.1	Form of Private Placement Warrant	10-Q	2/14/11	4.1
4.2	Form of Reger Warrant				Filed
10.1	Form of Private Placement Subscription Agreement	10-Q	2/14/11	4.2
10.2	Lincoln Park Purchase Agreement	S-1	11/4/10	10.13
10.3	Amendment to Lincoln Park Purchase Agreement	S-1	11/4/10	10.16
10.4	Lincoln Park Registration Rights Agreement	S-1	11/4/10	10.14
10.5	Lincoln Park Warrant	8-K	9/7/10	10.3
10.6	Credit Enhancement and Financing Security Agreement	10-K	9/28/09	10.1
10.7	Revolving Line of Credit Agreement	10-K	9/28/09	10.2
10.8	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.9	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.10	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.11	Reger Note				Filed
10.12	Executive Employment Arrangements*				Filed
10.13	Form of Executive Option Agreement*				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory agreement.

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

GELTECH SOLUTIONS, INC.

May13, 2011	By:	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

May 13, 2011	By:	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)