Form 10-K
period 2011-06-30
GelTech Solutions, Inc.
filed 2011-09-28
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,430,000 based on December 31, 2010 closing price of $1.20 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,104,570 shares outstanding as of September 27, 2011.

PART I

ITEM 1.  BUSINESS

GelTech Solutions, Inc. is a Delaware corporation organized in 2006.  Our current business model is focused on the following environmentally friendly products:

●	FireIce® – a fire suppression product,

●	Soil₂O™ – "Dust Control" - a dust control product we introduced in fiscal 2011, which substantially reduces water usage,

●	Soil₂O™ - a line of agricultural moisture retention products, and

●	FireIce® Home Defense Unit – a product for homeowner's to protect their homes and property from advancing wildfires.

Gel Tech also has other products which it is not currently focusing on commercializing. They are:

●	SkinArmor™ – an ointment used for protecting skin from direct flame and high temperatures,

●	IceWear™ – a garment line to assist in cooling body temperature, and

●	WeatherTech Innovations® – our hurricane suppression project.

FireIce®

Industry Overview

The fire suppression systems market is estimated to reach $1.6 billion a year by 2014 according to a 2009 Global Industry Analysts report. According to an article published by the Building and Fire Research Laboratory of the National Institute of Standards and Technology, as early as 1994, the lack of availability of halon fire suppressants sparked worldwide efforts in developing alternative firefighting agents and delivery systems.  Continuing the trend, on November 12, 2010, at the Twenty-Second Meeting of the Parties to the Montreal Protocol on Substances that Deplete the Ozone Layer, the United Nations Environment Programme adopted a resolution urging States to intensify development of acceptable halon alternatives for fire extinguishing systems used in aircraft and hand-held fire extinguishers.

Our fire suppression business has two marketing thrusts:

●	suppression of structural and other fires within cities and towns, and

●	suppression of wildland fires such as forest fires managed by federal and state governments.

According to the National Fire Protection Association, in 2009 there were 1,348,500 fires in the United States that caused approximately $12.5 billion in damages. In 2010, there were 26,748 structural fires in New York City alone. The New York City Fire Department, which we believe is the largest fire department in the world, has an operating budget for fiscal year 2011 of $1.6 billion. In a 2009 report by Headwaters Economics, local and federal agencies currently spend approximately $3 billion annually on the suppression of forest fires. For fiscal year 2011, Congress appropriated nearly $384 million to the Forest Service Wildland Fire Management Account for the suppression of wildfires.  In addition, the Department of Homeland Security, which we refer to as Homeland Security, through their Assistance to Firefighters Grant has distributed funds to allow firefighting departments to purchase critical firefighting gear equipment and other fire suppression necessities. According to Homeland Security’s website, Homeland Security awarded approximately $405 million under the Assistance to Firefighters Grant for fiscal year 2011.

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

FireIce® has the following properties. We believe it:

●	is non-toxic,

●	is environmentally safe,

●	is non-corrosive to metals,

●	mixes easily with water,

●	will not clog or stick in spraying devices,

●	reduces the threat of a fire rekindling,

●	extinguishes fires more rapidly than traditional methods, and

●	saves customers cost on freight when compared to competitors.

Uses

There are many existing and potential uses for FireIce®. We believe it can be an extremely valuable tool for firefighters because:

●
When mixed with water, it can be dispersed and applied by all types of application equipment used in direct fire suppression, such as pressurized water extinguishers, pumper trucks, aircraft, backpack extinguishers, or even hand held spray bottles.

●	Firefighters can apply FireIce® directly to buildings and other structures exposed to an advancing fire.

●	FireIce® can also be rapidly sprayed on foliage to prevent the spread of fires.

●	FireIce® absorbs many times its own weight in water and forms a gel producing increased droplet sizes that reduce drift and evaporation when dropped aerially.

According to the National Interagency Fire Center, drought conditions in the U.S. were so severe for the first five months of 2011 that nearly every state had experienced a wildfire, and by June, about 3.2 million acres of land had been burned by wildfires compared to a total of 3.4 million acres burned by wildfires for the entire year of 2010.  Furthermore, in April 2011, the State of Texas burned from border to border as wildfires consumed more than two million acres in every region of the state.  In September 2011, Texas was ravaged by wildfires destroying over 550 residencies and structures.  In June 2011, Arizona sustained major wildfires which caused an estimated $109 million in damages.

Fires are not only a major problem in the United States. In August 2010, Russia suffered immense forest fires causing more than 60 casualties, destroying one third of all crops, and resulting in a nationwide ban on grain exports by the world’s third largest wheat producer.  The total damages were estimated to be up to $15 billion to the Russian economy (or one percent of Russia’s Gross Domestic Product). In June 2011, more than 400 wildfires ignited in Siberia and raised fears that Russia may face damages similar to the wildfires of 2010.  Furthermore, from June 2011 through September 2011, more than 700,000 hectares of Siberia and Russia’s Far East territories had been burnt by wildfires, which is more than triple the area burned during the summer of 2010. In December 2010, a mammoth fire in Mount Carmel, Israel became one of the worst natural disasters in the country’s history.  Over 40 people died, 17,000 individuals were forced to evacuate, and nearly six months later, the government appropriated over $54 million for the restoration and rehabilitation of the city and the Carmel Forest.

FireIce® can play a major role in putting out and containing wildland fires, including forest fires, by being sprayed from airplanes directly over such fires, including in areas too dangerous for ground-based firefighters to enter. FireIce® can also be sprayed from tanker trucks on the edges of these fires.

FireIce® also has a number of potential retail and consumer uses:

●	It can be sprayed out of fire extinguishers.

●	It can be used in a spray bottle by professionals, such as welders, who work with blowtorches.

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

We began sales of Soil₂O™ “Dust Control” in Southern California in December 2010 and have four full-time employees responsible for selling the product.  During fiscal 2011, Soil₂O™ “Dust Control” accounted for 12% of our revenue, and for the quarter ending September 30, 2011 it appears it will account for 75% of our revenue.

We market and sell FireIce® through fire equipment distributors, online and direct marketing, and attendance at fire industry national trade shows as well as through our team of four people who call on potential customers and respond to inquiries.

Because of the wildfires which threaten the United States each year, we understand the potential for FireIce® and the tremendous marketplace for Aerial firefighting in conjunction with the United States Forest Service, which we refer to as the Forest Service. In March 2011, GelTech was notified by the Forest Service that FireIce® would be listed on the Forest Service’s Qualified Products List, which we refer to as the QPL List.  Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and National Park lands.   GelTech anticipates that this listing will lead to a substantial increase in the sales of FireIce® in the future.

We have developed a Home Defense Unit which we launched October 15, 2010.  In order to generate interest in the Home Defense Unit, in October 2010, we launched an advertising campaign in Southern California which generated interest from consumers.  To date, the sales of the Home Defense Unit have not been material.

Initially, the Home Defense Unit is available for sale on our website and through distributors. We expect to support the Home Defense Unit by continuing to market it in California and in other states where homes are threatened by wildfires. These efforts may include local advertising where appropriate and recruiting local distributors.  Additionally, we expect to approach large retailers in fiscal 2012.

The Home Defense Unit is sold in three versions (i) an industrial version which includes a pressure cleaner, a patented wand assembly and FireIce® powder; (ii) a smaller version for homeowners which consists of a smaller pressure cleaner, a patented wand assembly and FireIce® powder; and (iii) the patented wand assembly and  FireIce® powder for those homeowners who have pressure cleaners.

International Sales

In addition to domestic sales, we have also concentrated on expanding market share internationally. We believe the international market presents us with an important opportunity. We are seeking to open distribution channels for FireIce® in China, South America, some select European countries, Russia and Australia. FireIce® is a product designated for ‘public safety’ and consequently, must receive certification and approvals before it may be used in each country.  After 18 months and a visit from auditors from Russia, FireIce® has been approved for usage in fire apparatus as well as for large scale wildfires. We are currently preparing packaging according to Russian specifications. We are hopeful to begin shipping in Q3 of fiscal 2012.  Our efforts in China continue to move forward. The size of the marketplace is very large and our efforts to bring other resources to enhance the distribution have taken time to bring together.  We are negotiating a letter of intent with our Chinese distributor; the new arrangement would allow GelTech to have more input and direction in the sales and marketing.  Initially, the Company sought to have the proposed new distributor and the current distributor act together, which would have accelerated the ability to execute a contract.  The new arrangement could not be agreed upon by the Chinese companies.  The Company estimates that it will take at least until late October or early November 2011 before our Chinese distributor can receive new 'authorized agent' permits from the Chinese Government.

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

Competition

The fire suppression market is highly competitive. However, we believe we will be able to compete effectively because:

●	FireIce® should provide superior benefits over other fire suppressants.

●	The price per gallon of FireIce® is significantly less than our competitors’ products.

●
The effectiveness of FireIce® to extinguish rapidly and stop rekindling, allows fire departments to put out fires faster which helps to save manpower and unnecessary overtime costs associated with spending extra time on a fire scene.

●	Once a fire has been extinguished, any dispensing system used to apply FireIce® can be simply cleaned with water from a garden hose.

●	FireIce® is the only gel that currently can be applied to fires as a suppressant.

●
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

In the wildfire market with sales to federal and state governments, the market leader is Phos Chek.  Phos Chek has been in the forestry marketplace for over 50 years selling their long-term retardant.  They do have a strong infrastructure and long standing relationships with customers.  Nonetheless, we believe that the combination of our superior product and pricing will eventually overcome the competitive barriers.  Phos Chek is a long-term retardant.  FireIce® is used in “direct attack” and, long-term retardant is used in “indirect attack”.  Direct attack is when the product is dumped directly on the fire. Indirect attack is when the product is used to create a fire break in front of the fire. Long-term retardant takes time to dry and cure in order to create its fire break.  FireIce® is ready immediately to be used on fires.

One of our largest competitors is Tyco Fire & Security, a major business segment of publicly-traded Tyco International Ltd. (NYSE: TYC). Tyco Fire & Security produces ANSUL®, a premium brand of special hazard fire protection products including fire extinguishers and hand line units, pre-engineered restaurant, vehicle, and industrial systems; sophisticated fire detection/suppression systems and a complete line of dry chemical, foam, and gaseous extinguishing agents. Tyco Fire & Security is a very well funded company and has significantly more financial, marketing and sales resources than us. In our marketplace Tyco’s main sales thrust is Class A foam. Firefighting foam is a 30+ year old technology; we feel the benefits and performance of FireIce® will eventually lead to fire departments. They also have a very extensive distributor list and have a significant share of the market that we are attempting to enter.

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

Barricade International, Inc. is a small company that is also marketing a liquid fire retardant gel which has been approved by the Forest Service. However, their product is an emulsion gel, which comes in a liquid form and is made from completely different materials than FireIce®.

Thermo-Gel® provides the fire fighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It does require special expensive equipment to use. Thermo-Gel® is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the Forest Service.

We do not believe it is any real competitive threat to our FireIce® because:

●	Its gel is significantly more expensive per gallon mixed than ours.

●	Even though the gel is designed to protect homes and structures, it is not designed to directly protect firefighters and other first responders as FireIce® is capable of doing.

●	Unlike FireIce®, Thermo-Gel® only works with the device it manufactures and that must be purchased from Barricade.

●	Thermo-Gel®’s mixture has to be shaken every 30 to 60 days or it hardens and becomes unusable.

●
Unlike FireIce®, its product is not allowed to be put into any type of firefighter equipment or pumper trucks. It hardens in a short time period, which is not conducive to the intricate pieces of firefighting equipment. Thermo-Gel® claims that in a worst case scenario objects coated with their gel may have to be cleaned with a special chemical cleaner and pressure washed.

●	Thermo-Gel® is an emulsion gel, which means it is already a liquid. It must be sprayed ahead of time and allowed to cure and turn into a hardened substance with a Styrofoam type of feel.

●	Unlike Thermo-Gel®’s product, FireIce® will not affect the paint on the structure.

Seasonality

There is no real seasonality to structural fires. These occur throughout the year. In wildland fires, FireIce® use will be more likely during the warmer, drier summer months when forest and other wildland fires are more prevalent. However, in Southern California wildland fires occur year round and are most damaging in September and October.

Soil₂O ‘Dust Control’

Industry Overview

Dust control is vital to several industries including agriculture, construction, mining and transportation.  In response to the level of dust emissions from agricultural, mining and other industries, the Environmental Protection Agency (“EPA”) is proposing to amend its National Ambient Air Quality Standards so that the amount of allowable dust released in the air will be reduced by half.  According to the EPA’s website, dust accounts for over 25% of particle matter smaller than 2.5 micrometers in diameter, which are the major cause of reduced visibility or haze in parts of the U.S., and it accounts for over 78% of particle matter smaller than 10 micrometers in diameter, which causes respiratory related health issues.  Dust also causes environmental damage such as acid rain, increased acidity in lakes and streams, depletion of nutrients in the soil and damage to sensitive forests and farm crops.  In terms of agriculture, a report issued by the Mississippi River Collaborative in April 2011, states that the annual cost of soil erosion in agriculture to U.S. taxpayers is estimated to be between $60 and $100 billion.  In 2010, the U.S. Department of Agriculture (“USDA”) released data showing soil erosion in Iowa fields at a rate of 5.2 tons per acre per year.  However, an eight-year study conducted by a non-profit organization known as the Environmental Working Group suggests that the actual rate may be as high as 64 tons per acre per year.  In terms of mining, the 2009 Minerals Yearbook released by the U.S. Geological Survey, a bureau of the U.S. Department of the Interior, reported that over 4,000 of the 11,000 mines in the U.S. are specifically stone mines which release large amounts of dust in the atmosphere.

The Product

 GelTech recently launched a new product called Soil₂O ‘Dust Control’ using its environmentally friendly Soil₂O product.  ‘Dust Control’ is useful in a variety of commercial and industrial markets with dust control and moisture retention problems including road construction sites, rock pits, unpaved roadways, landfills and coal piles.  In contrast to the standard product used on gravel roads and rock pits and other dust causing surfaces, Soil₂O™ ‘Dust Control’ is environmentally friendly and requires significantly less water.  Water is commonly transported to the site in large trucks.  Thus, ‘Dust Control’ reduces a company’s carbon footprint.  Additionally, ‘Dust Control’ reduces labor, water and fuel costs and reduces the wear and tear on equipment.

Uses

Soil₂O™ ‘Dust Control’ may be used in a variety of ways to control dust in multiple industries, including the following:

•	Soil₂O™ ‘Dust Control’ can be sprayed on mining, rock quarry or landfill haul roads to eliminate dust from constant traffic
•	Soil₂O™ ‘Dust Control’ can be sprayed on quarry conveyor belts to reduce airborne dust
•	Soil₂O™ ‘Dust Control’ can be sprayed on coal ash beds to reduce airborne dust at coal fired power plants

Benefits

Soil₂O™ ‘Dust Control’ is  beneficial because it will reduce the number of times companies will need to spray haul roads, thus reducing water usage, fuel, maintenance and labor costs.  In addition, the product is non-toxic and environmentally friendly and can be integrated into the reclamation process for mining companies, instead of being a product that needs to be cleaned up.

Sales and Marketing

We began sales of Soil₂O™ “Dust Control” in Southern California in December 2010 and have four full-time employees responsible for selling the product.  During fiscal 2011, Soil₂O™ “Dust Control” accounted for 12% of our revenue, and for the quarter ending September 30, 2011 it appears it will account for 75% of our revenue. We have opened up marketplaces in California, Arizona, Texas, Tennessee, Florida, Pennsylvania and New Jersey. We are currently working with aggregate pits and quarries, gold mines, large scale construction companies, cement manufacturers, dairy farms and government facilities.

Competition

There are a few niche dust control products in the marketplace. The main and most widely used product is Magnesium Chloride (MagChloride). MagChloride has a hygroscopic quality which has the ability to absorb moisture from the air, controlling the number of small particles which become airborne. MagChloride still needs many laps with a water truck to keep it hydrated and working. After just a few applications our “Dust Control” product offering helps to limit the times a water truck is needed, saving fuel, labor costs, and thousands of gallons of water per day.

Soil₂O™ - Agricultural Application

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

The Product

Soil₂O™’s main ingredient is a potassium based co-polymer. Versions of this product have been used in the agricultural industry for many years. Soil₂O™ can absorb hundreds of times its weight in water. Water is rapidly drawn into a polymer network where it is stored. As the soil dries out, the polymer releases up to 95% of the water it has absorbed back into the soil. Therefore, the water becomes available when the plants need it most. Soil₂O™ is available in different particle sizes — the finer the size of the particle, the greater its absorption capacity and speed.

We are marketing two distinct versions of Soil₂O™, a sprayable version and a granular one. The sprayable version is a fine particle blend that is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. The granular product has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. The granular version is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

Soil₂O™ degrades naturally in the soil. Sunlight and salinity exposure makes it break down faster. The Soil₂O™ sprayable version is used as a top dressing and sprayed onto already established turf and grasses.  Our formulation provides a specifically formulated particle size which, with irrigation, gets down to the roots to supply turf and grasses with water and nutrients. Since the sprayable particle size is very small and not as protected from the ultraviolet light given off by the sun as the granular form, it is broken down much more rapidly than the granular form. The granular form of Soil₂O™ is tilled directly into the soil and will last for three to five years without having to be reapplied. The market for the granular product is newly-designed golf courses as well as courses doing replanting as part of their continual golf course maintenance. Although granular form re-orders for large scale use may be limited due to its long duration in soil, we expect it to be used in both industrial and retail markets for the planting of landscaping which always has constant turnover due to landscaping re-design, re-planting and young tree mortality rates.

Uses

Soil₂O™ has multiple potential uses in the agricultural market:

●
Soil₂O™ products are specially designed for use as a soil conditioner for water and nutrient retention, interior and exterior farming including growers, turf farms and greenhouses, landscaping, forestry, horticulture and golf course maintenance. Each product’s goal is to increase the water holding capacity of soils and potting mixes, thereby reducing the frequency of irrigation, as well as the leaching of valuable nutrients.

●
Soil₂O™ can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for turf farms, golf courses and grass in parks and gardens.

●
Soil₂O™ can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, Soil₂O™ delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin. In one test, the use of Soil₂O™ in rain fed sugar cane increased the yield by approximately 25%.

●	By absorbing fertilizer, Soil₂O™ reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.

●	Soil₂O™ can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.

●	Soil₂O™ can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.

●	If Soil₂O™ is mixed into the soil, cuttings and transplants take root better and watering frequencies are reduced by as much as 30% to 50%.

●
Another potential use of Soil₂O™ is for floral decoration. Soil₂O™ is placed in a container with colored water. Soil₂O™ absorbs this colored water and becomes colored. The resulting colored gel can be placed in glass containers in which cut flowers may be placed.

We believe that the recent surge in water scarcity in the U.S. has created an opportunity to demonstrate to governments that Soil₂O™ can provide a solution for the agricultural market. The agriculture market has a substantial problem in regards to fertilizer and nutrient leaching. Soil₂O™ is currently being evaluated by some of the largest growers in Florida in regards to the leaching issue.

GelTech is working on rolling out a distribution network in the southern half of the United States, focusing on strong regional suppliers and companies that offer direct dust control services.  To date, the bulk of our focus has been in the Southwest.  We are seeking to expand our limited number of distributors and marketing the Soil₂O™ line to various businesses including agricultural growers and service providers, aggregate pits and quarries, gold mines, large scale construction companies, cement manufacturers, dairy farms and government facilities.

We are also engaged in discussions with a few international distributors about acting as a distributor for Soil₂O™ in marketplaces that include Australia and some Southern African countries. We cannot assure you we will be successful in recruiting distributors or that they will sell substantial quantities of Soil₂O™ at prices that are profitable.

Raw Materials and Suppliers

Our Soil₂O™ base ingredients are manufactured for us by a third party. There are several other companies that are also capable of manufacturing the main ingredients.

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to Soil₂O™. Some of these companies are:

●	Horticultural Alliance, Inc.

●	Turbo Technologies, Inc.

●	American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. is listed on the Over-the-Counter Bulletin Board, which we refer to as the Bulletin Board. However, from American Soil’s filings with the SEC, it is clear that it has experienced significant losses, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete. It supplies polymer soil additions and other related products. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has two patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on Soil₂O™ itself or on any of its uses, it is possible that a competitor could reverse engineer Soil₂O™ and market it under its own brand name. We have filed a patent application for the sprayable version of Soil₂O™.

Seasonality

We expect Soil₂O™ will experience seasonality in sales during the fall and winter quarters. However, we do not expect as much seasonality in the Southeastern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a higher demand for Soil₂O™ will exist during the drought conditions affecting the U.S. particularly in the Southwest.

SkinArmor™

Overview

SkinArmor™ was developed out of a need for the U.S. Military. Since the ‘Iraqi and Afghanistan Wars’ began, the U.S.  Military has had a large number of personnel receiving high intensity burns. When moving personnel, there is a potential for the transport vehicle to come in contact with an “Improvised Explosive Device” or “IED”.  Most transports only have airflow from underneath the vehicles to maintain protection from shots taken at them. When a transport comes in contact with an “IED” the explosion comes from underneath the vehicle, and into the air vents. This two to three second blast creates heat of over 2500°F.  SkinArmor™ could be used by soldiers during the transportation process offering protection from this type of an explosion.

The Product

SkinArmor™ is a product we developed using the same base components as we do with the FireIce® product line. We have added a few additional compounds to assist with making the product thicker and more easily spread on the skin. SkinArmor™ will be delivered in a ‘tube’ shape container that will be easily carried by any soldier, firefighter or first responder. We remain in the pre-marketing stage, and have found that there are potentially many other uses for SkinArmor™.  We believe that anyone that works in a high temperature environment could have a potential need for protection with SkinArmor™.

WeatherTech Innovations®

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

Intellectual Property

The following are patents and patents pending for products we currently market or expect to market:

●	U.S. patent application, Serial No. 11/775,512 –Water retention mixture and method for spray application and International Patent application, Serial No. PCT/US2008/069398;

●	U.S. patent application, Serial No. 12/208,832 – Rapid Deployment Fire Retardant Gel Pack and International Patent application, Serial No. PCT/US2009/056532;

●	U.S. patent application, Serial No. 12/282,603 – Process and Device for Fire Prevention and Extinguishing;

●	U.S. patent, Patent No. 7,992,647 – Process and Device for Fire Prevention and Extinguishing;

●	U.S. patent application, Serial No. 12/270,485 – Method and Apparatus for Improving Fire Prevention and Extinguishment;
●	U.S. patent application, Serial No. 29/375,350 – Firehose Eductor;
●	U.S. patent application, Serial No. 61/430,601 – Method of Controlling Road Dust in Strip Mines;
●	U.S. patent application, Serial No. 61/430,601 – Strip Mine Conveyor Belt Dust Control;
●	U.S. patent application, Serial No. 12/887,230 – Home Safety Kit;
●	U.S. patent, Patent No. D637,357 – Fire Extinguisher Dispensing Hose; and
●	U.S. patent application, Serial No. 12/870,333 - Water Based Fire Extinguisher.

We also hold patents for IceWear™ and our hurricane suppression project. Our Chief Technology Officer continues to develop potential new products. We recently filed new patent applications, some of which are to improve our existing technologies and others are for new products.

We claim trademark rights to the following marks.  Federal trademark applications are on file with the United States Trademark Office:

●	GelTech Solutions®

●	FireIce®

●	SkinArmor™

●	Soil₂O™

●	Got Dust™

●	IceWear™

●	WeatherTech Innovations®

Employees

As of September 27, 2011, we had 20 employees of which all are full-time employees. We hire independent contractors on an “as needed” basis only. Up until September 1, 2011, our Chief Financial Officer performed part-time consulting services for us.  He is now a full-time employee.  We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer and our Chief Technology Officer, we employ three other members of the Cordani family. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development

During the last two fiscal years, GelTech has spent $91,762 and $19,541 on research and development expenses.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.  However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our office is located in Jupiter, Florida.  We lease our office on a month-to-month basis at a monthly rental fee of $8,211.  If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.  In addition, we have a one year lease for space in an industrial yard in California which houses our fleet of vehicles, our mobile mixing vehicle and equipment and provides storage for inventory at a monthly cost of $2,600.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business.  As of the filing date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board, which we refer to as the Bulletin Board, under the symbol “GLTC”.  Our common stock last traded at $0.78 on September 26, 2011.  As of that date there were 240 shareholders of record.  We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board.  The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

June 30, 2011	$3.75	$1.75
March 31, 2011	$2.00	$0.88
December 31, 2010	$1.50	$1.05
September 30, 2010	$1.60	$0.95

June 30, 2010	$1.88	$1.10
March 31, 2010	$2.05	$1.52
December 31, 2009	$2.18	$1.45
September 30, 2009	$2.22	$1.51

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors, which we refer to as the Board, will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and do not have surplus.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Warrant Holders (1)	5/6/11 and 6/6/11	73,127 shares of common stock	Cashless exercise of warrants
_________________
(1)   Exempt under Section 3(a)(9) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties.  Words such as “may,” “will,” “should,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks”, “estimates” and similar expressions identify such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil₂O™ 'Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; (3) Soil₂O™ , a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

In March 2011, the Company was notified by the United States Forest Service that its FireIce® product would be listed on the United States Forest Service’s Qualified Products List (the “QPL List”). Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and National Park lands. The testing process by the Forest Service began in September 2008 and included a battery of tests including tests for possible toxicity to the environment, decomposition and possible corrosion to land based firefighting equipment and firefighting aircraft. The Company believes that this listing will lead to a substantial increase in the sales of FireIce® in the future.

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

For the Fiscal Year Ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010.

Revenue

For the fiscal year ended June 30, 2011, we had revenue of $221,804 as compared to revenue of $566,240 for the fiscal year ended June 30, 2010. Revenues in fiscal 2010 were higher because of two sales of Firelce®  to our Chinese distributor amounting to $416,000. In January 2010, the Chinese government suspended furthur sales of Firelce®  until the Beijing Fire Authority could conduct a quality control examination.  In connection with a distribution agreement with our former Chinese distributor, in January 2011, FireIce® was certified by the Beijing Fire Authority.   Because we have terminated that agreement, FireIce® is no longer certified.  We are currently in negotiations to enter into a new distribution agreement with a new Chinese distributor and anticipate FireIce® being recertified after this new agreement is executed. Revenue during the fiscal year ended June 30, 2011 consisted of sales of FireIce® and Soil₂O™ amounting to $160,200 and $61,604, respectively.  Revenue in 2010 consisted of sales of FireIce® and Soil₂O™  amounting to approximately $498,000 and $68,000, respectively.  We anticipate that our revenues from both FireIce® and Soil₂O™ will increase in fiscal 2012 as we begin our first full year on the United States Forest Service QPL list and as our roll out of  Soil₂O™ "Dust Control" continues.

From July 1, 2011 through September 23, 2011, the Company has recorded revenues of $165,535 relating to sales of its products. This compares to revenues of $ 221,804 for the fiscal year ended June 30, 2011. The fiscal 2012 revenues to date have consisted of Soil₂O™ 'Dust Control' of $124,811 and sales of FireIce® of $37,023.

Cost of Goods Sold

For the fiscal year ended June 30, 2011, our costs of goods sold were $101,888 as compared to $186,483 for the fiscal year ended June 30, 2010. The change is consistent with the decrease in sales.  We expect that our cost sales will follow the same trend as our revenues in fiscal 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,291,220 for the fiscal year ended June 30, 2011 as compared to $3,392,456 for the fiscal year ended June 30, 2010. This increase is reflective of increases in the following major expense categories:

Salaries and employee benefits - Salaries and employee benefits increased $186,000 in fiscal 2011 as we hired two individuals in California to establish a base of operations or our FireIce® and Soil₂O™ products.  In addition, we added a product manager position for Soil₂O™  at our Corporate office.  We anticipate that salaries and employee benefit costs will increase in fiscal 2012 with the addition of a full-time CFO, a U.S. Forest Service liaison, an operations manager and an additional operations coordinator for FireIce® in California.

Sales and marketing expense - Sales and marketing expenses increased $371,000 as the Company looked  to continue to build the brands of both Soil₂O™  and FireIce® and introduce the FireIce® Home Defense Unit (HDU) and Soil₂O™ "Dust Control" products through a variety of media including Internet, print media, radio and television  advertising as well as an NHRA sponsorship.  We expect to reduce our sales and marketing costs in fiscal 2012 by focusing our resources  on those media outlets that have been the most cost effective in achieving our marketing goals of building the brand and making our products visible to decision makers.

Non-cash compensation - Non-cash compensation expense increased $479,000 related to the vesting of new options granted to officers, employees and directors in fiscal 2011.  We do not anticipate a significant increase in non-cash expense in fiscal 2012.

Professional fees - Professional fees increased  $481,000 related to the legal and accounting fees required to complete our registration statement filing as part of the agreement with Lincoln Park Capital and due to the issuance of options valued at $297,640 to professional service providers.  We expect that professional fees will decline in fiscal 2012 as our part time consulting CFO has become a full time employee,  an expected reduction in legal fees and no additional option grants to professional service providers are anticipated.

Investor relations - Investor relation costs increased $273,000  resulting from the issuance of 125,000 shares of restricted common stock to our former investor relations firm and the vesting of options granted in 2009 to an investment banking firm.  It is anticipated that these costs will decrease in fiscal 2012 as we bring more of this function "in house".

Travel expense - Travel expense increased $163,000 related to numerous trips to establish our base of operations in California and the travel related to pursuing international opportunities in South America, Russia, China and Australia.

Research and Development Costs

Research and development costs for the fiscal year ended June 30, 2011 were  $91,762¸ as compared to $19,541 during the  fiscal year ended June 30, 2010. The higher amount in fiscal 2011 related to the development of our new FireIce® HDU and Soil₂O™ "Dust Control" applications and the further refinement of the FireIce® eductor system.  We expect that these costs will continue at a relatively even level as we continue to explore new products and new applications of our existing products.

Other Income (Expense)

Net other expense for the fiscal year ended June 30, 2011 was $763,575 as compared to $504,644 for the fiscal year ended June 30, 2010.  The increase in net other expense included  a loss on extinguishment of debt in the amount $267,390 related to the reduction in our line of credit and the conversion of the remaining balance into a five year convertible note and a $62,414 expense related to warrants granted to a warrant holder to induce the exercise of warrants which were "out of the money".  These increased costs were partially offset by a decrease in interest expense resulting from the reduction in the outstanding balance of the debt.    Interest expense is expected to remain fairly constant in fiscal 2012.

Net Loss

For the fiscal year ended June 30, 2011 our net loss was $6,026,641 as compared to $3,536,884 for the fiscal year ended June 30, 2010.  The increase in the net loss was the result of the  lower gross profit due to lower revenues, higher total operating expenses and  higher other expense as described above.  Net loss per common share was $0.32 for the fiscal year ended June 30, 2011 as compared to a net loss per common share of $0.24 for the fiscal year ended June 30, 2010.  The weighted average number of shares outstanding were 18,637,833and 15,018,756 for the fiscal years ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2011, we used net cash of $3,636,213 in operating activities as compared to  $2,568,345 for the fiscal year ended June 30, 2010.  The increase in cash used from operations was primarily the result of an increase in the net loss of $2.5 million for the reasons identified above which were partially offset by an increase in stock option compensation expense of $523,025, an increase in stock options issued for non-employee services of $322,850, an increase in common stock issued for services of $103,001, a loss on extinguishment of debt of $267,390 and the $62,414 cost of warrants issued to a warrant holder to induce the exercise of "out of the money" warrants.

Cash flows used in investing activities for the fiscal year ended June 30, 2011 amounted to $205,077 which consisted of the purchase of a mobile mixing truck and helicopter dip tanks to enable FireIce® to be used to mix FireIce® for use on brush and wildfire applications. This vehicle is a mobile mixing truck containing a 3,000 gallon tank which will enable GelTech to work directly on the fire lines supplying the United States Forest Service or any other fire control agency up to 250,000 gallons of  FireIce® per day.  In addition, the Company purchased two support vehicles for the FireIce® application and one demonstration vehicle with a customized spraying unit for the Soil₂O™ "Dust Control" application. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.   Cash flows used in investing activities for the fiscal year ended June 30, 2010 amounted to $7,563 and related to purchases of computer equipment for the corporate office.

Cash flows provided by financing activities for the fiscal year ended June 30, 2011 were $5,172,470 as compared to $2,956,323 for the fiscal year ended June 30, 2010.  During the fiscal year ended June 30, 2011, GelTech received $3,348,866 from the sale of stock and warrants to Lincoln Park Capital, $1,353,220 from the sale of common stock and warrants to accredited investors in private placement transactions, $379,129 from the exercise of warrants for cash and $122,000 from the exercise of options for cash. These proceeds were used for working capital, capital expenditures for equipment and vehicles and to repay $30,745 of insurance financing.  During the fiscal year ended June 30, 2010, we received $2,090,000 from the sale of common stock and warrants in private placements, net of commissions paid, received $908,156 from advances on our line of credit (See Item 13 "Certain Relationships and Related Transactions, and Director Independence" for a description of this line of credit) and received $58,350 from the exercise of stock options for cash.  These proceeds were used for working capital and to repay $32,028 of insurance premium financing.

In February 2011, we issued a five year convertible note in the amount of $1,497,483 with our largest principal stockholder.  The note bears annual interest of 5%, payable on maturity, and is convertible at $1.12 per share.  This note replaces the $2.5 million line of credit facility previously provided by the Company’s largest principal stockholder.  The Company reduced the balance of the line of credit by $1,000,000 by issuing the Company’s largest principal stockholder 892,457 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  In addition, the Company issued five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 in connection with the new convertible note agreement.

From July 1, 2011 through September 23, 2011, the Company has recorded revenues of $165,535 relating to sales of its products. This compares to revenues of $ 221,804 for the fiscal year ended June 30, 2011. The fiscal 2012 revenues to date have consisted of Soil₂O™ 'Dust Control' of $124,811 and sales of FireIce® of $37,023.

As of the filing date of this report, the Company has $846,000  in cash which will provide working capital for approximately three months at our current cash burn rate.  Management is currently exploring debt and equity alternatives to raise an additional $2 million. There can be no assurance that we will be able to raise the additional funds necessary to maintain operations.

Ultimately, if the Company is unable to generate substantial cash flows from sales of our products or obtain additional debt or equity financing the Company may not be able to remain operational.

New Accounting Pronouncements

See Note 1 to our financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding:

●	the anticipated benefits from being listed on the QPL List;
●	the anticipated revenues from FireIce® and Soil2O™ in 2012;
●	the anticipated trends in our cost of goods sold;
●	our plans regarding future sales of equity;
●	our belief that FireIce® will become certified in China;
●	anticipated capital expenditures;
●	our working capital; and
●	our liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the risk factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors and our other filings with the SEC.

Risk Factors

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors before deciding whether to invest in the common stock. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $6 million in fiscal 2011 and $3.5 million in fiscal 2010.  We anticipate these losses will continue for the foreseeable future.  We previously had a significant working capital deficiency which was resolved through a debt to equity conversion and debt modification in February 2011 with our largest principal shareholder, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce® and Soil₂O™ and obtaining adequate financing.  Unless we can begin to generate material revenue, we may not be able to remain in business.  We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

Our current indebtedness principal balance is $1,497,483 in long-term convertible debt held by our principal stockholder, which is due in February 2016.  Because we are not currently generating positive cash flow, we may need to sell debt or equity securities in the future. Because of the lingering effects of the recession, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.  If we do not raise the necessary working capital and/or increase revenue, we may not be able to repay this line of credit and will not be able to remain operational.

Because we have not generated material sales of FireIce® since it was launched over two years ago, there can be no assurances it will be accepted by potential customers.

We launched FireIce® over two years ago and have not generated material sales.  There are multiple factors, which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

●	We need to convince potential customers, including federal and state governments, that FireIce® is superior to and less costly than competitive products.
●	In seeking to sell FireIce®, we face substantial competition and must deal with the natural reluctance of people to change.
●	Internationally, we are required to comply with local laws which may require certification of FireIce®, a local partner, local licenses and other matters which are barriers to our selling FireIce®.

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

We were formed in 2006.  While we have conducted development and sales and marketing activities, we have not generated material revenue to date.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company.  These risks include:

●	our ability to effectively and efficiently market and distribute our products,
●	our ability to obtain market acceptance of our current products and future products that may be developed by us, and

●	our ability to sell our products at competitive prices which exceed our per unit costs.

We may not be able to address these risks and difficulties, which could materially and adversely affect our revenue, operating results and our ability to continue to operate our business.

Because GelTech has not yet generated material revenue to date, it may never result in the generation of material revenue or profitability.

Since our incorporation in 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and Soil₂O™.  Our marketing of these products is subject to a number of risks, including:

●
Although we have a pending U.S. patent application for the sprayable form of Soil₂O™, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil₂O™ granular;

●	If the pending patent application is not granted for the sprayable form of Soil₂O™, we will face direct competition, which can erode any market share we may achieve and create pricing pressure; and

●	In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition.

We cannot assure you that our marketing efforts will result in material sales or that if it does results in material sales, that such sales will necessarily translate into profitability.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability.  Our growth strategy is dependent on a number of factors, including market acceptance of our fire suppression gel and our moisture preservation product.  We cannot assure you that our potential markets will purchase our products or that those parties will purchase our products at the cost and on the terms assumed in our business plan.

Among other things, implementation of our growth strategy would be adversely affected if:

●
we are not able to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

●	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;

●	we were forced to significantly adapt our business plan to meet changes in our markets; and

●	for any reason, we are not able to attract, hire, retain and motivate qualified personnel.

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

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers to the products we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

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

Although we began marketing of Soil₂O™ in 2007, we have not achieved material sales.

Although we began marketing and selling Soil₂O™ as a product providing a solution to golf courses facing drought conditions in 2007, we have not generated material sales.  Initially, we entered into an exclusive distribution agreement with a third party for the States of Florida and Arizona.  We have terminated the exclusive nature of that agreement because of limited sales. We may not be able to sell Soil₂O™ in volumes and at prices, which will be profitable to us. We have to expand our sales and distribution efforts to other states. Additionally, we must recruit distributors for agricultural usage of Soil₂O™.  If we cannot expand our sales and distribution network, our future sales of Soil₂O™ will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southeastern U.S.

Because we do not have a patent on Soil₂O™ or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to Soil₂O™.  Because we lack any patent protection on Soil₂O™ itself and have only a patent pending for the sprayable form, there is a substantial risk that one of these competitors could determine how to make the granular form of Soil₂O™ and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

A change in environmental regulations may adversely affect the use of FireIce® and Soil₂O™ and may hinder our ability to generate revenue from this line of business.

While we believe that FireIce® and Soil₂O™ (including Soil₂O™ “Dust Control™”) are environmentally friendly, we may become subject to changing environmental regulations that could adversely affect the use of it.  If we do become subject to environmental regulations, the use of FireIce® and Soil₂O™ may be limited as compared to other technologies which may be less expensive or more efficient.

FireIce® and Soil₂O™ face substantial competition in the fire suppression and moisture preservation markets, respectively, and there is no guarantee potential customers will select our products over those of our competitors.

We face multiple competitors in the fire suppression and moisture preservation markets. In the fire suppression field, we compete against at least one well-established, publicly-traded company as well as several independently owned businesses. In the moisture preservation areas, we face competition from numerous independently owned businesses that have competing and in some case very similar products.  In addition, companies may be developing or may, in the future, engage in the development of products and/or technologies competitive with our products.  We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed.

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

We are seeking to sell our products, including FireIce®, to federal and state governments.  In selling to the government, we will be subject to a number of significant risks including:

●	Increasing state, local and federal budget deficits which can delay and impede our receipt of orders;
●	We may not be successful in selling our products to the government, although we will incur material costs as part of our sales efforts;
●	Government contracts often contain unfavorable termination provisions; and

●	We may be subject to audit and modification of agreements by the government in its sole discretion, which subjects us to additional risks.

The government can unilaterally:

●	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
●	terminate our existing contracts;

●	reduce the scope and value of our existing contracts;
●	audit and object to our contract-related costs and fees; and

●	change certain terms and conditions in our contracts.

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

Because we are pursuing a strategy of seeking to commercialize our products internationally, we are subject to risks frequently associated with international operations, and we may sustain large losses if we cannot deal with these risks.

Because we are pursuing distribution channels internationally, we will be required to focus on unique local laws including required licenses, certifications or other requirements to use our products which may vary from country to country. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

●	Certification of our products in each country;
●	Changes in laws or regulations resulting in more burdensome governmental controls, regulation of the markets in which our products are used;
●	Political and economic instability;
●	Extended payment terms beyond those customarily offered in the United States;
●	Protecting and enforcing our intellectual property rights;
●	protectionist laws and business practices that favor local businesses in some countries;
●	higher costs associated with doing business internationally;
●	trade and tariff restrictions;
●	Difficulties in managing sales representatives and employees outside the United States; and
●	Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including patents is our key asset. We currently expect to commercialize three U.S. patents and ten patent pendings. Competitors may be able to design around our patents and compete effectively with us.  The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial.  We cannot assure you that:

●	pending and future patent applications will result in issued patents,
●	patents licensed by us will not be challenged by competitors,

●	the patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage,
●	if we are sued for patent infringement, we can raise the necessary capital to defend our patents, and

●	we will be successful in defending against future patent infringement claims asserted against our products.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Bulletin Board, which we refer to as the Bulletin Board, which is not a liquid market.  There is currently only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to re-sell shares of penny stocks like GelTech.  This may have had and may continue to have a depressive effect upon the common stock price.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	our failure to generate revenue,

●	our failure to achieve and maintain profitability,

●	short selling activities,

●	the sale of a large amount of common stock by our stockholders including those who invested prior to commencement of trading,

●	actual or anticipated variations in our quarterly results of operations,

●	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

●	the loss of major customers or product or component suppliers,

●	the loss of significant business relationships,

●	our failure to meet financial analysts’ performance expectations,

●	changes in earnings estimates and recommendations by financial analysts, or

●	changes in market valuations of similar companies.

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

As of September 28, 2011, we had 22,104,570 shares of common stock outstanding, of which our principal stockholder beneficially owns approximately 6.5 million shares (not including derivative securities) and directors and executive officers beneficially own approximately 1.7 million shares (not including derivative sercurities), which are subject to the limitations of Rule 144 under the Securities Act of 1933.  All of the remaining outstanding shares are freely tradable except for approximately 73,127 shares, which were issued less than six months prior to the date above.

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

In the future, we may issue preferred stock without the approval of our stockholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our stockholders, one or more series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support us and our management and permit our management to retain control of our business.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

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

See pages F-1 through F-30.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, which we refer to as the Exchange Act.  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  The officers are elected by our Board.

Name	Age	Position
Michael Cordani	51	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Joseph Ingarra	38	President and Director
Peter Cordani	50	Chief Technology Officer and Director
Michael Hull	58	Chief Financial Officer
Jerome Eisenberg	72	Director
Leonard Mass	70	Director
Phil O’Connell, Jr.	71	Director

Biographies

Michael Cordani has been our Chief Executive Officer and a director since inception.  He became Chairman of the Board of Directors on June 25, 2007.  From inception until June 25, 2007, Mr. Cordani was also our President.  Mr. Cordani also acted as our Chief Financial Officer until August 28, 2007.   Mr. Cordani was selected as a director for his 20 years of experience in management.  In addition, Mr. Cordani was selected because he is our Chief Executive Officer.

Joseph Ingarra has been our President since June 25, 2007.  From inception until June 25, 2007, Mr. Ingarra was our Executive Vice President.  He has been a director since inception.  From January 2005 to April 2006, Mr. Ingarra was Vice-President of Corporate Acquisitions for MidCoast Financial, Inc., a financial services firm which specializes in the acquisition of closely held corporations.  Mr. Ingarra was selected as a director because he is our Co-founder and President.

Peter Cordani has been our Chief Technology Officer since inception.  Mr. Cordani has been a director since July 3, 2007.  He is the inventor of all of our intellectual property.  Mr. Cordani was the Chief Executive Officer of Dyn-O-Mat from February 1994 until February 2007. Mr. Cordani was selected as a director because of his patent experience and because he is our Chief Technology Officer.

Michael Hull became our Chief Financial Officer on March 17, 2008.  Until September 1, 2011, Mr. Hull was working for us on a part-time basis. Since then, Mr. Hull has been with us on a full-time basis.  From January 2008 until December 2009, Mr. Hull was a Director of CFO Services for WSR Consulting, Inc., which we refer to as WSR, which provides Chief Financial Officer and related services to businesses.  Prior to Mr. Hull becoming a full-time employee, WSR provided Chief Financial Officer services to GelTech.  See the Section entitled “Related Persons Transactions” found elsewhere herein.  Until August 31, 2011, Mr. Hull spent the majority of his time providing accounting services for Ecosphere Technologies, Inc. (OTCBB: ESPH) a diversified water engineering, technology licensing and environmental services company.  From November 2006 through November 2007, Mr. Hull was Chief Financial Officer of BabyUniverse, Inc., an Internet retailer.  From December 2004 to November 2006, Mr. Hull was a consultant with Resources Global Professionals, a temporary accounting staffing agency.  Previously, Mr. Hull spent 11 years in public accounting with the South Florida audit practice of Price Waterhouse.  Mr. Hull is a Certified Public Accountant in Florida.

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

Leonard Mass has been our director since May 11, 2010.  Since September 2005, Mr. Mass has been the Vice President of Land Development in the Real Estate Development division of the Drummond Company, Inc. a company which is principally engaged in the business of mining, purchasing, processing and selling of both thermal and metallurgical coal.  Mr. Mass was selected to as a director for his 40 years of experience in executive management and his background in finance and management and because he is also independent.

Phil O’Connell, Jr. became a director of GelTech on November 15, 2006. Mr. O’Connell is an attorney and has been a partner at the law firm of Casey Ciklin Lubitz Martens & O’Connell, P.A. and predecessor law firms since 1969.  Mr. O’Connell was selected as a director because of his experience as a lawyer and because he is independent.

Mr. Michael Cordani, our Chief Executive Officer and Chairman of the Board, is the brother of Mr. Peter Cordani, our Chief Technology Officer and a director.  There are no other family relationships between any of the executive officers and directors.  Our Bylaws require that each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.  We have never had an annual meeting of stockholders. See Item 13.  “Certain Relationships and Related Transactions, and Director Independence” for further information concerning our employment of Cordani family members.

Anthony Marchese resigned on September 28, 2011.

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

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation
Michael Cordani
Joseph Ingarra
Peter Cordani
Jerome Eisenberg		
Leonard Mass			
Phil D. O’Connell, Jr.			

Our Board has determined that Messrs. Eisenberg, Mass and O’Connell are independent under the NASDAQ Stock Market Listing Rules.  Also, our Board has determined that Messrs. Eisenberg and Mass are qualified as Audit Committee Financial Experts, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.  Although Mr. Eisenberg provides sales services for us internationally, we have not compensated him since we have generated no sales from his efforts.  Mr. Eisenberg is associated with a company which has exclusive rights to distribute certain of our products in various countries in conjunction with a distribution agreement entered into in July 2009, prior to Mr. Eisenberg becoming  a director. Accordingly, he is independent, although that may change in the future.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers.  The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters.  Additionally, the Compensation Committee is responsible for administering our 2007 Equity Incentive Plan, which we refer to as the Plan.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  Although not required, the Code of Ethics also applies to our Board.  The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy of the Code of Ethics to any person without charge, upon request.  The request for a copy can be made in writing to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Mrs. Darlene Cordani.

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

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect GelTech, and how management addresses those risks.  Mr. Michael Cordani, as our Chief Executive Officer and Chairman of the Board, and Mr. Ingarra, our President and a director, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  Presently, the primary risks affecting GelTech are the lack of working capital and the inability to generate sufficient revenues so that we have positive cash flow from operations.  The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Stockholder Communications

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Mrs. Darlene Cordani, or by facsimile (561) 427-6182.  Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2011, except Peter Cordani who failed to file a Form 4 to report one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Our Compensation Committee has approved the following employment terms for our executive officers.   Formal agreements have not been executed as of the filing date of this report.  The chart below summarizes the terms and conditions of these employment arrangements.

Executive	Term	Base Salary/ Compensation(1)	Option/Bonus Incentive (2)
Michael Cordani	March 10, 2011 through March 10, 2014	$150,000 per year with increases for 2012 and 2013	250,000 stock options and a performance based annual bonus (3)
Joseph Ingarra	March 10, 2011 through March 9, 2014	$150,000 per year with increases for 2012 and 2013	250,000 stock options and a performance based annual bonus (3)
Peter Cordani	March 10, 2011 through March 9, 2014	$150,000 per year with increases for 2012 and 2013	250,000 stock options and a performance based annual bonus (3)
Michael Hull (4)	September 1, 2011 through August 31, 2014	$146,000 per year	150,000 stock options and a performance based annual bonus (5)
———————
(1)
The base salary increases are subject to approval of the Compensation Committee with target salaries for 2012 and 2013 of $200,000, and $225,000, respectively.  Increases are to be based upon profitability, positive cash flow and such other factors as the Compensation Committee deems important.  This chart does not include September 2011 grants of 175,000 options to each of Messrs. Michael Cordani, Joseph Ingarra and Peter Cordani. Those options are exercisable at $0.81 per share over a ten year period subject to vesting.

(2)
Following the completion of each fiscal year, the Committee will have the discretion to award each of the executives a target bonus based on each Executive’s job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Compensation Committee.

(3)
The options are 10-year options exercisable at $1.25 per share.  The options vest in one-third increments each year subject to continued employment on the applicable vesting date and further subject to meeting budgeted revenue targets.  Any options which do not vest in a fiscal year are forfeited.  However, the Compensation Committee retains discretion to vest any options for a fiscal year in which the applicable performance target was not met.

(4)	Mr. Hull’s term commenced on September 1, 2011.

(5)
The options are 10-year options exercisable at $1.95 per share.  Of these options: (i) 50,000 vested on September 1, 2011 and (ii) the balance vest in six equal increments each June 30 and December 31, beginning December 31, 2011, subject to continued employment on each applicable vesting date.  Exercisability is also subject to executing GelTech’s standard Stock Option Agreement.

Termination Provisions

This discussion assumes the new employment arrangements with messrs. Michael Cordani, Joseph Ingarra and Peter Cordani will be reflected in Employment Agreements. All of the severance payments that our executive officers are entitled to in connection with a termination of their employment are intended to comply with Section 409A of the Internal Revenue Code of 1986, which we refer to as the Code, and the Regulations thereunder.  Upon termination without cause or for good reason, Michael Cordani, Joseph Ingarra and Peter Cordani are entitled to one year’s severance and Michael Hull is entitled to six month’s severance.  Additionally, each of these executive’s stock options and shares of restricted stock shall immediately vest.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as our Named Executive Officers.

 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)(1)(2)	Total ($)(j)
Michael Cordani	2011	132,292	820,025	952,317
Chief Executive Officer	2010	125,000	-	125,000

Joseph Ingarra	2011	132,292	820,025	952,317
President	2010	125,000	-	125,000

Peter Cordani	2011	132,292	820,025	952,317
Chief Technology Officer	2010	125,000	-	125,000

(1)
The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718.   These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)
Includes 750,000 stock options of which: (i) 150,000 vested immediately and (ii) the remaining vest in six equal increments each June 30th and December 31, with the first vesting date being June 30, 2011 (exercisable at $1.22 per share).  Also includes 250,000 stock options which vest annually (exercisable at $1.25 per share), and subject to meeting certain performance milestones.  All of these options are subject to continued employment as of each applicable vesting date.

Outstanding Equity Awards

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of June 30, 2011:

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised or Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Cordani	175,000	(1)	0	0	$1.00	September 15, 2011
Chief Executive Officer	150,000	(2)	0	0	$0.667	March 17, 2018
	250,000	(3)	500,000	0	$1.22	December 8, 2020
	0		0	250,000(4)	$1.25	March 10, 2021

Joseph Ingarra	175,000	(1)	0	0	$1.00	September 15, 2011
President	50,000	(2)	0	0	$0.667	June 25, 2012
	200,000	(2)	0	0	$0.667	March 17, 2018
	250,000	(3)	500,000	0	$1.22	December 8, 2020
	0		0	250,000(4)	$1.25	March 10, 2021

Peter Cordani	175,000	(1)	0	0	$1.00	September 15, 2011
Chief Technology Officer	145,833	(2)	29,167	0	$1.00	March 17, 2018
	185,007	(2)	0	0	$0.667	March 17, 2018
	250,000	(3)	500,000	0	$1.22	December 8, 2020
	0		0	250,000(4)	$1.25	March 10, 2021
———————
(1)	These options were fully vested as of June 30, 2011 and expired on September 15, 2011.
(2)	Fully vested.
(3)
Each executive in this table received a grant of 750,000 options of which 150,000 vested immediately and the remaining vest in six equal increments on each June 30th and December 31st (with first vesting date being December 31, 2011) over a three-year period, subject to continued employment on the applicable vesting date.

(4)
Each executive in this table received a grant of 250,000 options which vest annually over three-year period, subject to continued employment on the anniversary date and further subject to meeting certain performance milestones.

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

Prior to the Board amending the Plan on April 6, 2010, non-employee directors received annual grants of 20,000 stock options and the Chairman of the Board received 35,000 stock options. The amendment eliminated the annual grant to the Chairman and increased the annual grant to directors to 50,000 options.

The exercise price of options or stock appreciation rights granted under the Plan shall not be less than the fair market value of the underlying common stock at the time of grant.  In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% stockholders.  Options and stock appreciation rights granted under the Plan shall expire no later than 10 years after the date of grant.  The total number of shares with respect to which options or stock awards may be granted under the Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

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

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of June 30, 2011.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -		N/A

Equity compensation plans not approved by security holders (1)(2)	5,769,507	$1.16	N/A

(1) Includes options and shares of common stock issued under the Plan. Also includes 2,250,000 options granted ouside of the Plan.

(2) Includes 5,095,007 stock options issued to directors and executive officers.

The following chart reflects the number of stock options we have awarded our current executive officers and directors since the beginning of fiscal 2011.

Name	Number of Options	Exercise Price per Share	Expiration Date
Michael Cordani (1)	750,000	$1.22	December 8, 2020
Michael Cordani (2)	250,000	$1.25	March 10, 2021
Michael Cordani (3)	175,000	$0.81	September 20, 2021
Peter Cordani (1)	750,000	$1.22	December 8, 2020
Peter Cordani (2)	250,000	$1.25	March 10, 2021
Peter Cordani (3)	175,000	$0.81	September 20, 2021
Joseph Ingarra (1)	750,000	$1.22	December 8, 2020
Joseph Ingarra (2)	250,000	$1.25	March 10, 2021
Joseph Ingarra (3)	175,000	$0.81	September 20, 2021
Jerome Eisenberg (4)	30,000	$1.92	February 1, 2020
Jerome Eisenberg (4)	5,000	$1.95	February 11, 2020
Jerome Eisenberg (5)	55,000	$1.21	July 1, 2020
Jerome Eisenberg (6)	50,000	$1.25	March 10, 2021
Leonard Mass (7)	30,000	$1.55	May 11, 2020
Leonard Mass (5)	50,000	$1.21	July 1, 2020
Leonard Mass (8)	5,000	$1.38	September 27, 2020
Leonard Mass (9)	5,000	$1.25	March 10, 2021
Leonard Mass (6)	50,000	$1.25	March 10, 2021
Phil O’ Connell, Jr. (5)	35,000	$1.84	July 1, 2021
Phil O’ Connell, Jr. (5)	60,000	$1.21	July 1, 2020
Phil O’ Connell, Jr. (6)	50,000	$1.25	March 10, 2021

(1)	Of these options: (i) 150,000 vested immediately and (ii) the remaining vesting in six equal increments on each June 30th and December 31st, with the first vesting date being June 30, 2011.
(2)	Vest in three equal annual increments subject to meeting certain performance milestones and further subject to continued employment on each applicable vesting date.
(3)	Vests in six equal increments each June 30th and December 31st, with the first vesting date being December 31st, 2011.
(4)	Vests in six equal increments on each June 30th and December 31st, with the first vesting date being June 30, 2010.
(5)	Fully vested.
(6)	Vests in six equal increments on each June 30th and December 31st, with the first vesting date being June 30, 2011.
(7)	Vests in three equal increments each May 11th, with the first vesting date being May 11, 2011.
(8)	Vests in three equal increments each September 27th, with the first vesting date being September 27, 2011.
(9)	Vests in three equal increments each June 30th and December 31st, with the first vesting date being March 10, 2012.

Fiscal 2011 Director Compensation Table

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

Name (a)	Option Awards ($)(1)	Total ($)
Jerome Eisenberg	$87,621	$87,621
Anthony Marchese (2)	$82,950	$82,950
Leonard Mass	$91,988	$91,988
Phil O’Connell, Jr.	$95,621	$95,621

(1)
The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules.  These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)	Mr. Marchese resigned on September 28, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of GelTech’s voting stock beneficially owned as of September 28, 2011 by (i) those persons known by GelTech to be owners of more than 5% of GelTech’s common stock, (ii) each director of GelTech, (iii) all Named Executive Officers, and (iv) all executive officers and directors of GelTech as a group.  Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Michael Cordani (2)	625,942	2.8%
Common Stock	Joseph Ingarra (3)	629,643	2.8%
Common Stock	Peter Cordani (4)	1,103,565	4.9%
Common Stock	Jerome Eisenberg (5)	80,833	*
Common Stock	Leonard Mass (6)	133,738	*
Common Stock	Phil O’Connell, Jr. (7)(8)	1,271,347	5.6%
Common Stock	All directors and executive officers as a group (7 persons) (9)	3,895,069	16.1%

5% Stockholder:
Common Stock	Michael Reger (10)	9,147,407	36.9%
______________
 * Less than 1%.

(1)
Applicable percentages are based on 22,104,570 shares outstanding as of September 28, 2011, adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.  The table includes only vested options and warrants or options and warrants that will vest and become exercisable within 60 days.

(2)
Mr. Cordani is Chairman of the Board and Chief Executive Officer.   Shares are held with Mr. Cordani’s wife as tenants by the entirety. Includes 401,000 shares of common stock issuable upon exercise of vested options.  Also includes 15,000 shares of common stock held by an adult child of Mr. Cordani.  Mr. Cordani disclaims beneficial ownership of these securities and this disclosure shall not be deemed an admission that he is the beneficial owner of either the securities held in the trust or shares held by his children.

(3)	Mr. Ingarra is a director and President. Includes 500,000 shares issuable upon exercise of vested options.

(4)
Mr. Peter Cordani is a director and Chief Technology Officer.  Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani.  It owns 447,208 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1).  Also includes 435,008 shares issuable upon exercise of vested options.  Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech.

(5)	Mr. Eisenberg is a director. Represents shares issuable upon exercise of vested options.

(6)	Mr. Mass is a director. Includes 70,000 shares issuable upon the exercise of vested options.

(7)	Mr. O’Connell is a director. Includes 474,058 shares issuable upon exercise of warrants. Also includes 138,333 shares issuable upon exercise of vested options.

(8)
Includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 513,215 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 10,000 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee.  Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(9)	Includes 50,000 shares issuable upon the exercise of vested options held by Michael Hull, our Chief Financial Officer.

(10)
Includes 1,350,000 shares issuable upon the exercise of warrants and 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

	Michael Cordani’s wife as a bookkeeper at $1,000 per week,
	Michael and Peter Cordani’s father is employed as a researcher at $1,200 per week, and

	Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

On March 17, 2008, we entered into a one-year Consulting Services Agreement with WSR Consulting, Inc. which required WSR to provide accounting and finance services including providing a Chief Financial Officer.  From March 17, 2008 until September 1, 2011, Mr. Michael Hull had been acting as our part-time Chief Financial Officer on behalf of WSR.  We paid WSR $5,000 per month for these part-time services. Because Mr. Hull has joined us on a full-time basis, we terminated this agreement.  As of July 21, 2008, we hired another company, whose stockholder is a 50% stockholder of WSR, to provide investor relations services including issuing a research report and issue periodic reports about GelTech.  We paid this company $3,000 per month for the first three months and $5,000 thereafter until we terminated the Investor Relations Agreement in March 2010.  We also issued it 35,000 shares of restricted common stock and granted it piggyback registration rights.  In connection with the Purchase Agreement with Lincoln Park, WSR has waived these piggyback registration rights.

In August 2008 and September 2008, GelTech entered into two revolving line of credit agreements which permitted GelTech to borrow up to $4,000,000 and $1,000,000 from Mr. Michael Reger, its largest stockholder.  In November 2008 and April 2009, GelTech received advances totaling $773,000 under the $1,000,000 line of credit.  In February 2009, GelTech borrowed $250,000 under the $4,000,000 revolving line of credit agreement in two separate fundings.  These credit facilities, as described below, were cancelled in May 2009.

On May 29, 2009, we entered into a Credit Enhancement and Financing Security Agreement or the 2009 Loan Agreement with Mr. Reger.  Also on May 29, 2009, GelTech entered into a $2,500,000 Revolving Line of Credit Agreement or Credit Agreement and borrowed $1,550,000 under the Credit Agreement.  Advances under the Credit Agreement were being used for working capital, acquisition of inventory and to repay $1,058,943 due under the $1,000,000 and $4,000,000 credit facilities previously entered into with Mr. Reger.  The Revolving Promissory Note executed by GelTech and delivered to Mr. Reger permitted GelTech to borrow up to $2,500,000.  Interest was due monthly on the 20th day of each month beginning June 20, 2009 and the principal and all accrued interest was due on May 29, 2010.  On May 20, 2010, GelTech and Mr. Reger extended the loan until May 19, 2011.  Additionally, GelTech was required pay down the loan to a zero balance for a period of 30 consecutive days.  This was required in the previous line of credit but the lender did not compel GelTech to do so.   As consideration for the extension, Mr. Reger was paid $60,000 and was issued 150,000 shares of GelTech's common stock and 150,000 two-year warrants exercisable at $1.50 per share.

On May 29, 2009, GelTech and Mr. Reger entered into a Loan Cancellation Agreement by which the $1,058,943 due under the 2008 loans was repaid and the 2008 agreement was cancelled.  This $1,058,943 sum is part of the $1,550,000 borrowed by GelTech.  As consideration for entering into this 2009 Agreement, Mr. Reger was paid $60,000 and issued 150,000 shares of GelTech’s common stock.

On February 18, 2011, GelTech and Michael Reger renegotiated their line of credit and reduced the principal on the line of credit by $1 million.  Mr. Reger agreed to accept 892,857 shares of GelTech’s common stock in consideration for cancelling $1 million of the $2,497,483 line of credit, which was due in May 2011.  The remaining $1,497,483 owed under the line of credit has been converted into a five-year note which is convertible at $1.12 per share bearing 5% interest per year. In connection with the loan cancellation, GelTech issued Mr. Reger 1,000,000 five-year warrants exercisable at $1.25 per share and 300,000 five-year warrants exercisable at $1.75 per share.

Jerome Eisenberg, a director of GelTech, is the Chief Executive Officer of a company that was specifically formed to distribute FireIce® internationally, in connection with an agreement signed in July 2009 prior to Mr. Eisenberg becoming a director.  As of the filing date of this report, no sales of FireIce® have been made by this company.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in fiscal 2011 and 2010 were approved by the Audit Committee.  The following table shows the fees for the fiscal years ended June 30, 2011 and 2010.

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$68,900	$67,500
Audit Related Fees (2)	$5,900	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
———————
(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

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

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K	9/28/10	10.1
10.2	Form of Employee Stock Option Agreement*	10-K	9/28/10	10.2
10.3	Form of Director Option Agreement				Filed
10.4	Form of Executive Option Agreement*				Filed
10.5	Mike Hull Option Agreement dated June 3, 2011*				Filed
10.6	Summary of Executive Employment Arrangements*	10-Q	5/13/11	10.12
10.7	Credit Enhancement and Financing Security Agreement dated May 29, 2009	10-K	9/28/09	10.1
10.8	Revolving Line of Credit Agreement dated May 29, 2009	10-K	9/28/09	10.2
10.9	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.10	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.11	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.12	Reger Warrant dated May 20, 2010	10-K	9/28/10	10.10
10.13	Reger Note dated February 18, 2011	10-Q	5/13/11	10.11
10.14	Reger Warrant dated February 18, 2011	10-Q	5/13/11	4.2
10.15	Reger Stock Purchase Agreement dated February 18, 2011				Filed
10.16	Form of Private Placement Warrant	10-Q	2/14/11	4.1
10.17	Form of Private Placement Subscription Agreement	10-Q	2/14/11	10.1
10.18	Lincoln Park Purchase Agreement	8-K	9/7/10	10.1
10.19	Lincoln Park Registration Rights Agreement	8-K	9/7/10	10.2
10.20	Lincoln Park Warrant	8-K	9/7/10	10.3
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

* Management compensatory plan or arrangement.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the fiscal year ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

Date: September 28, 2011

GelTech Solutions, Inc.

By:	/s/ Michael Cordani
Michael Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicat

Signatures	Title	Date

/s/ Michael Hull	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 28, 2011
Michael Hull

/s/ Joseph Ingarra	Director	September 28, 2011
Joseph Ingarra

/s/ Michael Cordani	Director	September 28, 2011
Michael Cordani

/s/ Peter Cordani	Director	September 28, 2011
Peter Cordani

/s/ Jerome Eisenberg	Director	September 28, 2011
Jerome Eisenberg

/s/ Leonard Mass	Director	September 28, 2011
Leonard Mass

/s/ Phil O'Connell, Jr.	Director	September 28, 2011
Phil O’Connell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2011 of $6,026,641 and $3,636,213, respectively, and has an accumulated deficit of $15,669,827 at June 30, 2011.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.
Boca Raton, Florida
September 28, 2011

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2011	2010
ASSETS

Cash and cash equivalents	$1,956,976	$625,796
Accounts receivable trade, net	103,824	24,647
Inventories	393,434	198,274
Prepaid consulting	42,500	-
Prepaid expenses and other current assets	29,784	43,250
Total current assets	2,526,518	891,967

Furniture, fixtures and equipment, net	209,822	20,014
Prepaid consulting	-	255,436
Debt issue costs, net	-	254,852
Deposits	15,631	42,829

Total assets	$2,751,971	$1,465,098

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$270,864	$25,213
Accrued expenses	168,445	88,010
Line of credit	-	2,458,156
Insurance premium finance contract	10,227	8,135
Total current liabilities	449,536	2,579,514
Convertible note	1,497,483	-
Total liabilities	1,947,019	2,579,514

Commitments and contingencies (Note 10)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
22,104,570 and 16,538,190 shares issued and outstanding as of June 30, 2011 and 2010, respectively.	22,105	16,538
Additional paid in capital	16,452,674	8,512,232
Accumulated deficit	(15,669,827)	(9,643,186)
Total stockholders' equity (deficit)	804,952	(1,114,416)

Total liabilities and stockholders' equity (deficit)	$2,751,971	$1,465,098

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2011	2010

Sales	$221,804	$566,240

Cost of goods sold	101,888	186,483

Gross profit	119,916	379,757

Operating expenses:
Selling, general and administrative expenses	5,291,220	3,392,456
Research and development	91,762	19,541

Total operating expenses	5,382,982	3,411,997

Loss from operations	(5,263,066)	(3,032,240)

Other income (expense)
Loss on settlement	(50,000)	(55,000)
Cost of warrants issued to induce warrant exercise	(62,414)	-
Loss on extinguishment of debt	(267,390)	-
Interest income	3,483	8,535
Interest expense	(387,254)	(458,179)

Total other income (expense)	(763,575)	(504,644)

Net loss	$(6,026,641)	$(3,536,884)

Net loss per common share - basic and diluted	$(0.32)	$(0.24)

Weighted average shares outstanding - basic and diluted	18,637,833	15,018,756

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2011 and 2010

	Common Stock (Shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance at July 1, 2009	13,858,986	$13,859	$5,262,999	$(6,106,302)	$(829,444)

Common stock and warrants issued for cash	2,180,000	2,180	2,177,820	-	2,180,000
Common stock issued to officer and director	69,211	69	69,142	-	69,211
Common stock issued for services	200,000	200	339,800	-	340,000
Common stock issued to extend line of credit	150,000	150	149,850	-	150,000
Common stock issued upon exercise of options for cash	79,993	80	58,270	-	58,350
Warrants issued to extend line of credit	-	-	59,865	-	59,865
Options issued for services	-	-	85,872	-	85,872
Offering cost of stock and warrants issued for cash	-	-	(90,000)	-	(90,000)
Stock-based compensation	-	-	398,614	-	398,614
Net loss for the fiscal year ended June 30, 2010				(3,536,884)	(3,536,884)

Balance at June 30, 2010	16,538,190	16,538	8,512,232	(9,643,186)	(1,114,416)

Common stock and warrants issued for cash	1,670,000	1,670	1,427,650	-	1,429,320
Common stock issued for cash	2,282,063	2,282	3,270,484	-	3,272,766
Common stock issued for services	170,000	170	168,330	-	168,500
Common stock issued to retire debt	892,857	894	1,083,606	-	1,084,500
Common stock issued upon exercise of warrants for cash	303,303	303	378,826	-	379,129
Common stock issued upon exercise of options for cash	100,000	100	121,900	-	122,000
Common stock issued for equity commitment fee	75,000	75	(75)	-	-
Common stock issued for cashless exercise of warrants	73,157	73	(73)	-	-
Warrants issued as debt extinguishment fee	-	-	182,890	-	182,890
Options issued to induce warrant exercise	-	-	62,414	-	62,414
Options issued for services	-	-	322,850	-	322,850
Options vested	-	-	921,639	-	921,639
Net loss for the fiscal year ended June 30, 2011	-	-	-	(6,026,641)	(6,026,641)

Balance at June 30, 2011	22,104,570	$22,105	$16,452,674	$(15,669,827)	$804,952

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(6,026,641)	$(3,536,884)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,269	10,756
Bad debt expense	13,865	7,463
Amortization of debt issuance costs	254,852	339,418
Amortization of prepaid expenses	46,303	76,891
Common stock issued to officer and director	-	69,211
Amortization of stock based prepaid consulting	213,937	170,436
Common stock issued for services	168,500	-
Stock option employee compensation expense	921,639	398,614
Stock options issued for non-employee services	322,850	-
Loss on extinguishment of debt	267,390	-
Write-off of obsolete packaging inventory	-	33,510
Warrants issued to induce warrant exercise	62,414	-
Changes in assets and liabilities:
Accounts receivable	(93,042)	(40,943)
Inventories	(195,160)	17,625
Prepaid expenses and other current assets	-	(75,935)
Deposits and other assets	27,198	(12,199)
Accounts payable	245,651	(26,565)
Related party payable	-	(60,000)
Accrued expenses	119,762	60,257
Net cash used in operating activities	(3,636,213)	(2,568,345)
Cash flows from Investing Activities
Purchases of equipment	(205,077)	(7,563)
Net cash (used in) investing activities	(205,077)	(7,563)
Cash flows from Financing Activities
Proceeds from sale of stock	3,272,766	-
Proceeds from sale of stock and warrants, net of expenses	1,429,320	2,090,000
Proceeds from exercise of warrants	379,129	-
Proceeds from exercise of stock options	122,000	58,350
Proceeds from revolving line of credit, net	-	908,156
Debt issue costs	-	(68,155)
Payments on Insurance Finance Contract	(30,745)	(32,028)

Net cash provided by financing activities	5,172,470	2,956,323
Net increase in cash and cash equivalents	1,331,180	380,415
Cash and cash equivalents - beginning	625,796	245,381
Cash and cash equivalents - ending	$1,956,976	$625,796

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,548	$117,631
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$32,837	$33,103
Line of credit and accrued interest exchanged for convertible debt	$1,536,810	$-
Stock issued to extend loan	$-	$150,000
Options issued to extend loan	$-	$59,865
Prepaid option and stock-based consulting	$65,500	$425,872
Debt repaid with common stock	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

1.  NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation. GelTech is primarily engaged in business activities that include finalizing the development of products in three distinct markets and beginning the marketing and delivery of products in two of those markets: (i) FireIce® a patented fire suppression product, which is non-toxic and when combined with water becomes a water-based gel product used to suppress fires involving structures, personal property and forest wildfires; (ii) Soil₂O™ a moisture preservation solution that has many applications useful in the agricultural industry including water and nutrient retention in golf course maintenance,  landscaping and  Soil₂O™ ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as other industries that deal with daily dust control issues and (iii) SkinArmor™, an ointment used for protecting skin from direct flame and high temperature.  Additionally, GelTech owns a United States patent for a method to modify weather.

The corporate office is located in Jupiter, Florida.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries: FireIce Gel, Inc. and Weather Tech Innovations, Inc. There has been no activity in Weather Tech Innovations, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

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

Certain securities that the Company may invest in may be determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC 323-10.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

The Company periodically reviews its investments in marketable and non-marketable securities and records a reserve for impairment for any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

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

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

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

Fair Value of Financial Instruments and Fair Value  Measurements

We measure our financial assets and liabilities in accordance with ASC 820 "Fair Value Measurements and Disclosures". For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses and line of credit, the carrying amounts approximate fair value due to their short maturities. The carrying amount of our convertible debt approximates the fair value because the interest rate on the convertible note does not vary materially from the market rate for similar debt instruments.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of June 30, 2011 or 2010.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.   Revenue is shown net of returns and allowances.

Products shipped from either our  third-party fulfillment companies or our Jupiter, Florida location are shipped FOB shipping point.  Normal payment terms are net 30 or net 60 days depending on the arrangement we have with the customer.  As such, revenue is recognized when product has been shipped from either the  third-party fulfillment company or from the Jupiter, Florida location.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $24,077 and $42,222 in 2011 and 2010, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $91,762 and $19,541 for the fiscal years ended June 30, 2011 and 2010, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services.  In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $267,043 in fiscal 2011 and $120,305 in fiscal 2010.

New Product Startup Expenses

In October 2008, the Company entered into a Master Joint Venture Agreement with a California company.  Under the agreement, the Company has agreed to pay the distributor up to $450,000 over an eighteen month period in order to assist the distributor to market the Company’s FireIce Gel product.  As of June 30, 2009, the Company had made payments of $50,000 and had recorded a credit of $50,000 against the accounts receivable of the distributor, both of which have been treated as start-up expenses in accordance with ASC 720-15 “Start-up Costs” and are recorded in operating expense in 2009  In September 2009, the Company entered into a settlement agreement with the distributor (Note 10).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in fiscal 2011 and  fiscal 2010 include the allowance for doubtful accounts, depreciation and amortization,  valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10.  ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  For the years ended June 30, 2011 and 2010, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses.  At June 30, 2011 there were options to purchase 5,769,507 shares and warrants to purchase 5,125,258 shares of common stock outstanding which may dilute future earnings per share.

Stock-Based Compensation

 The Company accounts for stock-based compensation in accordance with ASC 718-10 which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.  Stock option compensation expense recognized under ASC 718-10 for the years ended June 30, 2011 and 2010 was $921,639 and $398,614, respectively, related to employee and director stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2011, the total compensation cost for stock options not yet recognized was $2,155,868. This cost will be amortized on a straight-line basis over the remaining requisite service period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.  Stock based compensation to non-employees recognized for the years ended June 30, 2011 and 2010 was $322,850 and $0, respectively.  Unrecognized stock based compensation expense for non-employees as of June 30, 2011 was $42,500 and is included in prepaid assets. In addition, during 2011 the Company issued 125,000 shares of restricted common stock  to a consultant.  The restricted shares were valued on their vesting dates with the fair value being recorded as expense.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Initial Grants

A – Chairman of the Board	- 50,000 options
B – Director	- 30,000 options
C – Chair of a Committee	- 10,000 options
D – Member of a Committee	- 5,000 options

Annual Grants

B – Director	-50,000 options
C – Chair of a Committee	-10,000 options
D – Member of a Committee	-5,000 options

All initial grants of options  to new non-employee directors and committee members vest annually over a three year period on the anniversary date of the grant, subject to continuing service as a director, Committee member, Chairman of the Board or Chairman of a Committee on the applicable vesting date. Options automatically granted annually under the 2007 Equity Incentive Plan vest the following June 30th, subject to continuing service as a director.  Because our Chairman of the Board, is an employee, he is not eligible for a grant.  The exercise price of options or stock appreciation rights granted under the 2007 Equity Incentive Plan shall not be less than the fair market value of the underlying common stock at the time of grant.  In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% stockholders. Options and stock appreciation rights granted under the 2007 Equity Incentive Plan shall expire no later than ten years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

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

The Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the Equity Incentive Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under this Equity Incentive Plan before the amendment or alteration shall  be impaired by any such amendment, except with the written consent of the grantee.  Under the terms of the Equity Incentive Plan, the Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

In April 2010, the Company amended the 2007 Equity Incentive Plan to increase the number of stock options granted  annually to directors from 20,000 to 50,000.

All of our Stock Option Agreements provide for “clawback” provisions, which enable our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The fair value of stock option grants for the fiscal year ended June 30, 2011 and 2010 were estimated using the following weighted- average assumptions:

	2011	2010
Risk free interest rate	1.39% - 2.24%	0.76% – 3.03%
Expected term in years	4.0 - 6.5	6.5
Dividend yield	-	-
Volatility of common stock	87.24% - 96.46%	94.66% - 166.28%
Estimated annual forfeitures	-	-

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options In fiscal 2011 and 2010, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility.  The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2011 and 2010 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	2,714,000	$0.92	8.20
Granted	-	$-	10.00
Exercised	(14,993)	$0.667	-
Options sold to third party	(50,000)	$0.667
Forfeited	(1,000,000)	$1.000	-
Expired	-	$-	-
Outstanding at June 30, 2010	1,649,007	$0.88	6.40	$545,199
Exercisable at June 30, 2010	1,049,008	$0.84	5.29	$385,999

Weighted average fair value of options granted during the year ended June 30, 2010		N/A

Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	3,290,500	$1.22	9.56
Exercised	-	$-	-
Forfeited	(500,000)	$1.00	7.47
Expired	-	$-
Outstanding at June 30, 2011	4,439,507	$1.12	5.39	$2,787,063
Exercisable at June 30, 2011	1,952,919	$0.99	4.51	$1,487,668

Weighted average fair value of options granted during the year ended ended June 30, 2011		$0.82

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2009 to June 30, 2010 and from June 30, 2010 to June 30, 2011 is as follows:

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	205,000	$0.86	7.40
Granted	165,000	$1.81	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2010	370,000	$1.28	7.41	$71,100
Exercisable at June 30, 2010	315,833	$1.20	7.02	$71,100

Weighted average fair value of options granted during the year ended June 30, 2010		$0.43

Balance at June 30, 2010	370,000	$1.28	7.41
Granted	420,000	$1.22	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	790,000	$1.25	7.98	$407,850
Exercisable at June 30, 2011	491,666	$1.22	7.08	$272,900

Weighted average fair value of options granted during the year ended June 30, 2011		$0.84

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On July 6, 2010, the Company granted options to purchase 33,000 shares of the Company’s common stock to employees of the Company. The options have an exercise price of $1.20 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 96.03% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.24%. The value of the options will be recognized over the vesting term, three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

On August 12, 2010, the Company granted options to purchase 30,000 shares of the Company’s common stock to a new director upon his appointment to the board. The options have an exercise price of $1.08 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 92.4% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.96%. The value of the options will be recognized over the vesting term, three years.

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

In December 2010, the Company announced a marketing arrangement with a prominent actor.  In connection with the arrangement, the Company agreed to issue the actor five year options to purchase up to 2,000,000 shares of common stock at $1.20 per share upon the signing of an agreement.  As of June 30, 2011, the agreement has not been signed and the Company does not anticipate an agreement will be concluded.

In February 2011, the Company granted five-year options to purchase 237,500 shares of the Company’s common stock at an exercise price of $1.17 per share to employees. The options will vest semiannually over three years beginning June 30, 2011.  The options were valued at $175,694 with the Black-Scholes option pricing model using a volatility of 88.13%, based upon the historical price of the Company’s common stock, an expected term of 4 years, calculated using the simplified method and based upon a discount rate of 1.39%, equal to the rate for treasury securities with similar expected terms. The expense will be recognized over the vesting term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On March 23, 2011, the Company granted five-year options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.60 per share to a new employee.  The options vest semi-annually over a three year period with the first vesting date being June 30, 2011.  The options were valued using the Black-Scholes model using a volatility of 89.13% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of4.0 years (using the simplified method) and a discount rate of 1.6%. The value of the options will be recognized over the vesting term, three years.

A summary of options issued to non-employees under the 2007 Plan and changes during the fiscal years ended June 30, 2011 and 2010  is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2009	170,000	$1.00	4.53
Granted	-	$-	-
Options purchased from officer	50,000	$0.667
Exercised	(65,000)	$0.74	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2010	155,000	$1.00	2.53	$32,550
Exercisable at June 30, 2010	155,000	$1.00	2.53	$32,550

Weighted average fair value of options granted during the year ended June 30, 2010		N/A

Balance at June 30, 2010	155,000	$1.00	2.53
Granted	485,000	$1.22	5.00
Exercised	(100,000)	$1.22	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	540,000	$1.16	3.14	$319,750
Exercisable at June 30, 2011	540,000	$1.16	3.14	$319,750

Weighted average fair value of options granted during the year ended June 30, 2011		$0.79

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On January 29, 2011, the Company granted options to purchase a total of 100,000 shares of the Company’s common stock to its largest principal stockholder  in connection with the stockholder’s exercise of warrants to purchase 303,303 shares of common stock at an exercise price which exceeded the then current market price of the Company’s common stock.  The warrants vest immediately, have an exercise price of $1.15 per share, and have a three year term. The warrants were valued using the Black-Scholes model using a volatility of 88.18% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 3 years, the term of the options and a discount rate of  0.96%. The value of the warrants  were recognized in other expense during the year ended June 30, 2011.

On March 10, 2011, the Company granted options to purchase a total of 35,000 shares of the Company’s common stock to a consultant.  The options vested immediately, have an exercise price of $1.15 per share, and have a three year term. The options were valued at $25,210 using the Black-Scholes model using a volatility of 87.24% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 3 years, the term of the options and a discount rate of 1.13%. The value of the options was recognized during the three months ended March 31, 2011.

Warrants to Purchase Common Stock

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	474,508	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2010	474,508	$1.05	1.92
Exercisable at June 30, 2010	474,058	$1.05	1.92

Weighted average fair value of warrants granted during the year ended June 30, 2010		N/A

Balance at June 30, 2010	474,058	$1.05	1.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	474,058	$1.05	0.92
Exercisable at June 30, 2011	474,058	$1.05	0.92

Weighted average fair value of warrants extended during the year ended June 30, 2011		N/A

A summary of warrants issued for cash and changes during the periods June 30, 2009 to June 30, 2010 and from June 30, 2010 to June 30, 2011 is as follows:

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2009	528,303	$1.14	1.29
Granted	2,430,000	$1.59	3.0
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	(225,000)	$1.00	-
Outstanding at June 30, 2010	2,733,303	$1.56	2.37
Exercisable at June 30, 2010	2,733,303	$1.56	2.37

Weighted average fair value of warrants granted during the year ended June 30, 2009		N/A

Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	2,341,200	$1.31	4.29
Exercised	(423,303)	$1.25	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	4,651,200	$1.46	2.68
Exercisable at June 30, 2011	4,751,200	$1.46	2.68

Weighted average fair value of warrants granted during the year ended June 30, 2010		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

During fiscal 2011, the Company issued three year warrants to purchase 841,200 shares of the Company’s common stock at an exercise price of $1.25 per share and issued five year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.25 per share in connection with private placement transactions.

In February, 2011, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.25 per share in connection with the reduction of the Company's line of credit  . The warrants were valued using the Black-Scholes model using a volatility of 88.13% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years, the contractual term of the options and a discount rate of  2.3%.  The value of the warrants  were recognized as a loss on extinguishment of debt.  (See Note 6.)

In addition, in connection with the new convertible note, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.75 per share.   The warrants were valued using the Black-Scholes model using a volatility of 88.13% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years, the contractual term of the options and a discount rate of  2.3%.  The value of the warrants  were recognized as a loss on extinguishment of debt.  (See Note 6.)

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

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement,  which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides  that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2011, the fiscal tax years ended June 30, 2009, 2010 and 2011 are still subject to audit.

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

New Accounting Pronouncements

 ASUs which were not effective until after June 30, 2011 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

2.  GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in 2011 of $6,026,641 and $3,636,213 respectively and has an accumulated deficit of $15,669,827 at June 30, 2011.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2011 the Company issued 1,649,000 shares of common stock and 841,200 warrants to purchase common stock in exchange for $1,343,220, net of a $28,680 finder’s fee.  In addition, in September 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC which provided for the sale of up to an additional $4.8 million worth of common stock of the Company.  During the year ended June 30, 2011, the Company has issued 2,348,063 shares of common stock and five year warrants to purchase 200,000 shares of common stock in exchange for $3,358,866 under this agreement.

In addition, in February 2011 the Company renegotiated its Line of Credit with its largest principal stockholder (the Lender) to replace the Line of Credit with a five-year convertible note with a reduced principal amount  (Note 6).

The Company is currently exploring several options to arrange additional debt or equity financing. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and 2010 was as follows:

	2011	2010
Accounts receivable	$141,609	$48,567
Allowance for doubtful accounts	(37,785)	(23,920)
	$103,824	$24,647

Bad debt expense on trade accounts receivable for 2011 and 2010 was $13,865 and $7,463, respectively.

4.  INVENTORIES

Inventories consisted of the following at June 30, 2011 and 2010:

	2011	2010
Finished goods	$230,605	$125,453
Raw materials	162,829	72,821
	$393,434	$198,274

5.  FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2011 and 2010:

	Estimated	June 30,
	Useful Life	2011	2010

Equipment	3 - 5 years	$58,783	$46,539
Storage facilities	3 years	19,717	-
Vehicles	5 - 7 years	170,961	-
Furniture and fixtures	5 years	19,853	17,698
		269,314	64,237
Accumulated depreciation		(59,492)	(44,223)
		$209,822	$20,014

Depreciation expense in 2011 and 2010 was $15,269 and $10,756, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

6. CONVERTIBLE NOTE AGREEMENT (Formerly Line of Credit Agreement)

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest principal stockholder. In connection with this agreement the Company executed a Revolving Promissory Note which permits the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, is due monthly on the 20th day of each month which commenced on July 20, 2009.

On May 20, 2010, the Company and its largest stockholder entered into a one year extension of the $2.5 million line of credit agreement.  In exchange for the one year extension, the Company gave its largest stockholder, 150,000 shares of common stock, two year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share and a cash payment of $60,000.  The Company has recorded the value of the shares, warrants and cash given as a debt issuance costs and was amortized over the one year period of the extension (See Note 7).   The value of the shares issued was calculated to be $150,000 based upon the current price of private placement transactions, $1.00, and the warrants  issued were valued at $59,865 using the  Black-Scholes option pricing model using a volatility of 98.66%, an expected term of 2 years and a discount rate of 0.76%.

In February 2011, the Company renegotiated the Line of Credit Agreement with its largest principal stockholder (the Lender).  As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit.  In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due on the maturity date of the note.  As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  This debt modification was treated as a debt extinguishment for accounting purposes as a substantive conversion feature was added to the new debt. The fair market value of the common stock and warrants issued to reduce the debt amount by $1,000,000 varied from the value of the Company’s recent private placements and accordingly, the Company recorded a loss on extinguishment of $84,500.  In addition, the 300,000 warrants issued in connection with the convertible note were valued using the Black-Scholes option pricing model and the fair market value of the warrants, $182,890, was considered a fee attributed to the old debt in accordance with ASC 470-50-40-17 and was also recorded as a loss on extinguishment of debt.  Interest accrued on the convertible note during the year ended June 30, 2011 and outstanding as of June 30, 2011 amounted to $27,130.  Total interest expense on the previous line of credit, including amortization of debt issuance costs, amounted to $277,199 for the year ended June 30, 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock Issued for Cash

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

On September 1, 2010, the Company signed a $5 million common stock purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”).  Upon signing the agreement, the Company received $190,000, net of a $10,000 finder’s fee, from LPC as an initial purchase under the $5 million commitment in exchange for 200,000 shares of the Company’s common stock and five year warrants to purchase 200,000 shares common stock at an exercise price of $1.25 per share.  These warrants have been accounted for as a sale of warrants and common stock and accordingly, have been recorded in stockholder’s equity.

The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  The Company filed a registration statement on November 4, 2010 which became effective on November 29, 2010. Under the registration statement, the Company registered 2.5 million shares of the Company’s common stock.  From November 29, 2010 through June 30, 2011, the Company has issued 2,148,063 shares of common stock in exchange for $3,158,866.

The Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, which at the time the time the purchase agreement was signed was up to an additional $4.8 million.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

In consideration for entering into the purchase agreement, the Company issued to LPC 75,000 shares of common stock as a commitment fee and will issue up to 225,000 shares pro rata as LPC purchases additional shares.  As of June 30, 2011, 148,063 “pro-rata” shares have been issued and are included in the 2,148,063 shares discussed above. The commitment shares are subject to a 30 month lock up restriction.  The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

During the three months ended December 31, 2010, the company issued 134,000 shares of common stock in exchange for $113,900 or $0.85 per share in private placements with accredited investors.

During the year ended June 30, 2011 the Company issued an additional 1,290,000 shares of common stock and 661,200 warrants to purchase common stock in exchange for $1,077,320, net of finders' fees amounting to $26,680, in connection with private placements with accredited investors.

Common Stock for Services

In November 2009, the Company issued 200,000 shares to an investment banking firm as compensation for a two year consulting agreement with an effective date of October 15, 2009.  The Company recorded the fair value of the shares, $340,000, based upon the quoted trade price of the shares on the date of the agreement, as prepaid consulting fees and will amortize the amount over the term of the agreement, two years.  The Company amortized $170,000 and $127,500 of this amount during the years ended June 30, 2011 and 2010, respectively.

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

As of September 30, 2010, 50,000 shares of common stock were issuable in connection with a one year consulting agreement for investor relations.  The shares vest quarterly beginning September 30, 2010, subject to continued engagement as a consultant to the Company.  The Company recorded prepaid expense and additional paid in capital of $65,500, representing the initial pre-measurement date   fair market value of the shares on the date of grant and has  amortized the prepaid expense over the one year period of the agreement based upon the fair market value of the shares on each vesting date in accordance with ASC 505-50-S99.  During the  year ended June 30, 2011, the total expense related to this grant amounted to  $78,500 due to increases in fair market value at each subsequent measurement date when the shares vested.

On December 8, 2010, the board authorized the issuance of an additional 75,000 shares of restricted common stock in recognition of the past performance of the Company’s investor relations consultant.  This stock was valued at $90,000 based upon the fair market value of the stock on the date of the grant, $1.20.

In January 2011, the Company issued 45,000 shares of common stock to an investment banking firm as a finder's fee for the arrangement of private placements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Common Stock Issued for Exercise of Options and Warrants and Cashless Exercise of Warrants

In January 2011, the Company issued 303,303 shares of common stock in exchange for $379,129 in connection with the exercise of warrants with an exercise price of $1.25 per share.

In April 2011, the Company issued 100,000 shares of common stock in exchange for $122,000 in connection with the exercise of  options with an exercise price of $1.22 per share.

In April 2011, the Company issued 73,127 shares of the Company’s common stock in connection with the cashless exercise of warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share and based the market value of the Company's common stock of $3.20 per share.

Common Stock Issued For Arrangement of Line of Credit

In May 2010, the Company issued 150,000 shares of the Company’s common stock to its largest stockholder in exchange for a one year extension of a line of credit for the Company.  The fair values of the shares issued, based upon the recent private placement price of the common stock $1.00 per share, $150,000, has been recorded as debt issue costs and is being amortized over the one year extension period of the line of credit.  In addition, in May 2010, the Company issued two year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share to the Company’s largest stockholder in connection with the one year extension of the Company’s $2.5 million line of credit. (See Note 6.)

In February 2011, the Company issued 892,857 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.25 per share in exchange for a principle reduction in the Company's line of credit in the amount of $1,000,000.  (See Note 6.)
.
8. INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2011 and 2010.  Deferred tax assets and liabilities as of June 30, 2011 and 2010, were as follows:

	June 30, 2011	June 30, 2010

Net operating loss carryforward	$5,031,917	$3,467,230
Allowance for bad debt	8,026	—
Stock-based compensation	873,546	387,715
Less: Deferred tax liability - depreciation	(3,863)	(2,867)
Net deferred tax assets	5,909,626	3,852,078
Less valuation allowance	(5,909,626)	(3,852,078)

Net deferred tax asset	$—	$—

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

The Company had available at June 30, 2011, net operating loss carryforwards for federal and state tax purposes of approximately $13,372,000 that could be applied against taxable income in subsequent years through June 30, 2031.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2011 and 2010 was as follows:

	For the Fiscal Year Ended June 30,
	2011		2010
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(2,049,058)	-34.00%	$(1,202,541)	-34.00%
State taxes, net of federal benefit	(217,838)	-3.61%	(127,279)	-3.60%
Other	209,348	3.50%	(134,669)	-3.80%
Change in valuation allowance	2,057,548	34.11%	1,464,489	41.40%
	$-	0.00%	$-	0.00%

9. RELATED PARTY TRANSACTIONS

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	the CEO’s wife as a bookkeeper at $1,000 per week,

•	the CEO and CTO’s father is a researcher at $1,000 per week, and

•	the CEO and CTO’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has entered into employment agreements with its executive officers which are described under Note 10.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

In February 2011, the Company renegotiated its Line of Credit Agreement with its largest stockholder  (see Note 6.)

10. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and rents space under a one year lease in an industrial yard in Irvine, California .  Rent expense for the fiscal year ended June 30, 2011 and 2010 was $103,044 and $98,529, respectively.

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

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively.  In addition, the plaintiff seeks to recover certain of his  personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices.  The lawsuit is pending and the Company believes the lawsuit is without merit.

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

In fiscal 2009, a California company filed suit against GelTech claiming infringement on the use of the name RootGel.  The Company was unaware that the California company had successfully registered that name prior to it being used by GelTech.  GelTech and the California company reached a settlement agreement in this action in September 2010.  Under the settlement agreement, GelTech will pay the California company $55,000 in four installments and will cease any future use of the RootGel name.  The full amount of the settlement was accrued at June 30, 2010 and was included in Loss on Settlement in fiscal 2010 in the accompanying consolidated financial statements. All amounts due under the settlement agreement were paid in fiscal 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

11. CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2011. As of June 30, 2011, the Company had  cash equivalent balances held in corporate money market funds that are not insured in the amount of $1,700,317.

At June 30, 2011, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 43%, 24.1 and 18.1%.  At June 30, 2010, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 46%, 15% and 11%.

During 2011, one customer accounted for approximately 20.1% of sales.  No other customer had sales in excess of 10% of revenues. During 2010, one customer accounted for approximately 73% of sales.  No other customer had sales in excess of 10% of revenues.

During 2011, all sales resulted from two products, FireIce and Soil₂O™   which made up 72.2% and 27.85 of total sales.  During 2010, all sales resulted from two products, FireIce and Soil2O™  which made up 88% and 12% of  total sales, respectively.

During the year ended June 30, 2011, the Company purchased approximately $150,000 of raw material from one vendor and approximately $58,000 from another vendor  which amounted to 38.4% and 14.8%, respectively, of the inventory purchases in fiscal 2011. During the year ended June 30, 2010, the Company purchased approximately $76,000 of raw material from one vendor which amounted to 58% of the inventory purchases in fiscal 2010.

12. SUBSEQUENT EVENTS

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2011, the Company issued  options to purchase 245,000 shares of common stock to directors.  The options have an exercise price of  $1.75 per share, vest on June 30, 2012¸ subject to continuing to serve as a director and bear a ten year term.  The options vest on June 30, 2012.  The options were valued using the Black-Scholes model using a volatility of 89.65% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.94%.  The value of these options will be recognized as expense over the requisite service period.

In July 2011, the Company issued 30,000 shares of common stock to a director in exchange for $30,000 in connection with the exercise of options with an exercise price of $1.00 per share.

In August 2011, the Company entered into a settlement agreement with a former stockholder of Dyn-O-Mat, the Company's predecessor.  At the time of the Company's formation, the Company was unable to contact the investor in order to offer the investor shares of GelTech in exchange for the investor's shares of Dyn-O-Mat.  The investor came forward in May 2011 seeking to receive the same offer made to Dyn-O-Mat stockholders in 2007.  Under the settlement agreement, the Company paid the investor $50,000, which has been recorded as a loss on settlement as of June 30, 2011.  In addition, the Company's Chief Technology Officer and his father have agreed to pay the investor an additional $125,000 prior to December 31, 2011.

On September 1, 2011, ten-year options to purchase 150,000 shares of common stock at an exercise price of $1.95 share, which were contingently granted by the Company on June 3, 2011, were granted to its Chief Financial Officer, upon his transition from part time consultant to full-time employee.  Of the options granted, 50,000 vested immediately and the remaining options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment.  The options were valued using the Black-Scholes option pricing model using a volatility of 90.6% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 2.11%.  The value of the options will be recorded as expense over the requisite service period.

On September 20, 2011, the Company granted ten-year options to purchase 175,000 shares of common stock at an exercise price of $0.81 share to each of its three original executive officers.  The options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment.  The options were valued using the Black-Scholes option pricing model using a volatility of 88.89% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 1.25%.  The value of the options will be recorded as expense over the requisite service period.