Form 10-Q
period 2011-09-30
GelTech Solutions, Inc.
filed 2011-11-07
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☑

Class	Outstanding at November 4, 2011
Common Stock, $0.001 par value per share	22,134,570 shares

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2011	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$736,373	$1,956,976
Accounts receivable trade, net	110,687	103,824
Inventories	579,836	393,434
Prepaid consulting	-	42,500
Prepaid expenses and other current assets	44,701	29,784
Total current assets	1,471,597	2,526,518

Furniture, fixtures and equipment, net	224,195	209,822
Deposits	15,631	15,631

Total assets	$1,711,423	$2,751,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$345,085	$270,864
Accrued expenses	72,192	168,445
Insurance premium finance contract	11,533	10,227
Total current liabilities	428,810	449,536

Convertible note	1,497,483	1,497,483
Total liabilities	1,926,293	1,947,019

Commitments and contingencies (Note 5)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
22,134,570 and 22,104,570 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively.	22,135	22,105
Additional paid in capital	16,895,368	16,452,674
Accumulated deficit	(17,132,373)	(15,669,827)
Total stockholders' equity (deficit)	(214,870)	804,952

Total liabilities and stockholders' equity (deficit)	$1,711,423	$2,751,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2011	2010

Sales	$178,402	$28,557

Cost of goods sold	75,240	8,664

Gross profit	103,162	19,893

Operating expenses:
Selling, general and administrative expenses	1,503,206	881,210
Research and development	42,249	35,583

Total operating expenses	1,545,455	916,793

Loss from operations	(1,442,293)	(896,900)

Other income (expense)
Loss on settlement	(1,500)	-
Interest income	406	1,274
Interest expense	(19,159)	(101,521)

Total other income (expense)	(20,253)	(100,247)

Net loss	$(1,462,546)	$(997,147)

Net loss per common share - basic and diluted	$(0.07)	$(0.06)

Weighted average shares outstanding - basic and diluted	22,128,048	16,672,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,462,546)	$(997,147)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	12,549	3,318
Amortization of debt issuance costs	-	69,505
Amortization of prepaid expenses	-	69,426
Amortization of stock based prepaid consulting	42,500	-
Stock option employee compensation expense	412,724	60,782
Changes in assets and liabilities:
Accounts receivable	(6,863)	1,014
Inventories	(186,402)	(63,565)
Prepaid expenses and other current assets	5,819	1,529
Deposits and other assets	-	17,198
Accounts payable	66,133	135,865
Accrued expenses	(96,253)	(76,806)
Net cash used in operating activities	(1,212,339)	(778,881)
Cash flows from Investing Activities
Purchases of equipment	(26,922)	(1,771)
Net cash used in investing activities	(26,922)	(1,771)
Cash flows from Financing Activities
Proceeds from sale of stock and warrants, net of expenses	-	352,000
Proceeds from exercise of stock options	30,000	-
Payments on Insurance Finance Contract	(11,342)	(7,381)

Net cash provided by financing activities	18,658	344,619
Net (decrease) in cash and cash equivalents	(1,220,603)	(436,033)
Cash and cash equivalents - beginning	1,956,976	625,796
Cash and cash equivalents - ending	$736,373	$189,763

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$440	$31,184
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$12,648	$4,001
Stock issued for consulting agreement	$-	$65,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)
NOTE 1 - Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006.  GelTech is focused on marketing four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O™ 'Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; (3) Soil2O™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. Additionally, GelTech owns a United States patent for a method to modify weather.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 28, 2011.

Inventories

Inventories as of September 30, 2011 consisted of raw materials and finished goods in the amounts of $178,323 and $401,513, respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

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

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted pricesfor similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in marketsthat are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates andassumptions developed by us, which reflect those that a market participant would use.

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of September 30, 2011 or 2010.

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

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of goods sold. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction of sales.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended September 30, 2011 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At September 30, 2011, there were options to purchase 5,992,007  shares of the Company’s common stock, warrants to purchase 5,125,258  shares of the Company’s common stock and 1,337,038 shares of the Company’s common stock are reserved for a convertible note which may dilute future earnings per share.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with  ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2011 to September 30, 2011 was $412,724 for stock options granted to employees and directors.  This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At September 30, 2011, the total compensation cost for stock options not yet recognized was approximately $2,427,000.   This cost will be recognized over the remaining vesting term of the options of approximately three years.

A summary of stock option transactions for all employee stock options for the three month periods ended September 30, 2011 and 2010 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	-	$-	-
Exercised	-	$-	-
Options sold to third party	-	$-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	1,649,007	$0.88	6.15	$858,511
Exercisable at September 30, 2010	1,049,008	$0.84	5.04	$585,211

Weighted average fair value of options granted during the three months ended September 30, 2010		N/A

Balance at June 30, 2011	4,439,507	$1.12	5.39
Granted	675,000	$1.06	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	(525,000)	$1.00
Outstanding at September 30, 2011	4,589,507	$1.13	6.19	$54,406
Exercisable at September 30, 2011	2,252,924	$1.04	4.38	$54,406

Weighted average fair value of options granted during the three months ended September 30, 2011		$0.61

On September 1, 2011, ten-year options to purchase 150,000 shares of common stock at an exercise price of $1.95 share, which were contingently granted by the Company to its Chief Financial Officer on June 3, 2011, became effective upon his transition from part time consultant to full-time employee. Of the options granted, 50,000 vested immediately and the remaining options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment. The options were valued using the Black-Scholes option pricing model using a volatility of 90.6% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 2.11%. The value of the options, $224,778,  will be recorded as expense over the requisite service period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

On September 20, 2011, the Company granted ten-year options to purchase 175,000 shares of common stock at an exercise price of $0.81 share to each of its three original executive officers. The options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment. The options were valued using the Black-Scholes option pricing model using a volatility of 88.89% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 1.25%. The value of the options, $320,271, will be recorded as expense over the requisite service period.  These options replaced options to purchase the same number of shares at an exercise price of $1.00 per share which expired on September 15, 2011.

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2010 to September 30, 2010 and from June 30, 2011 to September 30, 2011 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	370,000	$1.28	7.41
Granted	210,000	$1.20	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	580,000	$1.25	7.41	$151,600
Exercisable at September 30, 2010	315,833	$1.20	6.77	$110,050

Weighted average fair value of options granted during the three months ended September 30, 2010		$0.74

Balance at June 30, 2011	790,000	$1.25	7.98
Granted	245,000	$1.75	10.00
Exercised	(30,000)	$1.00	-
Forfeited	(142,500)	$1.46	-
Expired	-	$-	-
Outstanding at September 30, 2011	862,500	$1.37	8.27	$4,650
Exercisable at September 30, 2011	505,498	$1.23	7.42	$4,650

Weighted average fair value of options granted during the year ended June 30, 2011		$1.34

On July 1, 2011, the Company granted options to purchase 245,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.75 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 89.65% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.35%. The value of the options, $311,001, will be recognized over the vesting term, one year.

On September 28, 2011, in connection with the resignation of a director, options to purchase 142,500 shares of common stock at a weighted average exercise price of $1.46 per share were forfeited.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the three month periods from June 30, 2010 to September 30, 2010 and from June 30, 2011 to September 30, 2011 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	155,000	$1.00	2.53
Granted	-	$-	-
Options purchased from officer	-	$-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	155,000	$1.00	2.27	$62,000
Exercisable at September 30, 2010	155,000	$1.00	2.27	$62,000

Weighted average fair value of options granted during the year ended June 30, 2010		N/A

Balance at June 30, 2011	540,000	$1.16	3.14
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2011	540,000	$1.16	2.89	$-
Exercisable at September 30, 2011	540,000	$1.16	2.89	$-

Weighted average fair value of options granted during the year ended June 30, 2011		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
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

The fair values of stock option grants for the period from July 1, 2011 to September 30, 2011 were estimated using the following assumptions:

Risk free interest rate	1.25% -2.3%
Expected term (in years)	5.5 - 6.5
Dividend yield	––
Volatility of common stock	88.89% - 90.6%
Estimated annual forfeitures	––

New Accounting Pronouncements

 ASUs which were not effective until after September 30, 2011 are not expected to have a significant effect on the Company's  consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2011, the Company had an accumulated deficit and stockholders’ deficit of $17,132,373 and $214,870, respectively, and incurred losses from operations of $1,462,546 for the three months ended September 30, 2011 and used cash from operations of $1,212,339 during the three months ended September 30, 2011.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In February 2011, the Company renegotiated its Line of Credit with its largest principal stockholder (the Lender) to replace the Line of Credit with a five-year convertible note with a reduced principal amount (Note 3).   Management believes that its working capital needs will be met over the next eight to twelve months via a combination of sales of stock  through private investments resulting from the Company’s contacts with institutional and private investors or through additional debt financing. There is no guarantee that such fund raising efforts will be successful.  If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational.   Management believes the activities presently being taken provide the opportunity for the Company to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

NOTE 3 - Convertible Note Agreement (Formerly Line of Credit Agreement)

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

In February 2011, the Company renegotiated the Line of Credit Agreement with its largest principal stockholder (the Lender). As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit. In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due on the maturity date of the note. As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  The Company did not recognize a note discount related to the beneficial conversion feature of the convertible note because the conversion feature had no intrinsic value on the date the note was issued.  As of September 30, 2011, accrued interest related to this convertible note amounted to $45,848.  Total interest expense on the convertible note amounted to $18,719 for the three months ended September 30, 2011.

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from  time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the three months ended September 30, 2011 were as follows:

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Warrants issued in connection with the sale of shares of common stock are treated as part of the equity transaction and are recorded in stockholders’ equity or liabilities in accordance with the guidance at ASC 480-10-25.

A summary of warrants issued for cash and changes during the periods July 1, 2010 to September 30, 2010 and from July 1, 2011 to September 30, 2011 is as follows:

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	474,508	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	474,508	$1.05	1.67
Exercisable at September 30, 2010	474,058	$1.05	1.67

Weighted average fair value of warrants granted during the three months ended September 30, 2010		N/A

Balance at June 30, 2011	474,058	$1.05	0.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2011	474,058	$1.05	0.67
Exercisable at September 30, 2011	474,058	$1.05	0.67

Weighted average fair value of warrants granted during the three months ended September 30, 2010		N/A

A summary of warrants issued for cash and changes during the periods June 30, 2010 to September 30, 2010 and from June 30, 2011 to September 30, 2011 is as follows:

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	380,000	$1.25	5.0
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2010	3,113,303	$1.56	2.34
Exercisable at September 30, 2010	3,113,303	$1.56	2.34

Weighted average fair value of warrants granted during the three months ended September 30, 2010		N/A

Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at September 30, 2011	4,651,200	$1.46	2.43
Exercisable at September 30, 2011	4,651,200	$1.46	2.43

Weighted average fair value of warrants granted during the three months ended September 30, 2011		N/A

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011.

Rent expense for the three months ended September 30, 2011 and 2010 was $33,804 and $24,632, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Effective September 1, 2011, the Compensation Committee approved an Employment Agreement with the Company's Chief Financial Officer (CFO).  The CFO will receive a base salary of $146,000 per year with the Committee having the authority to increase the CFO’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important.  Following the completion of each fiscal year, the Committee will have the discretion to award the CFO a target bonus based upon the CFO's job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Committee.  In addition, the CFO received options as previously described in Note 1.

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

NOTE 6 - Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	The CEO’s wife is a bookkeeper at $1,000 per week,

•	The CEO and CTO’s father is a researcher at $1,200 per week, and

•	The CEO and CTO’s mother is a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has employment arrangements with its executive officers which are described under Note 5.

The Company has entered into a series of credit facilities with its largest principal stockholder as more fully described in Note 3.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 - Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2011.  As of September 30, 2011, there were no cash equivalent balances held in depository accounts that are not insured.

At September 30, 2011, two customers each account for 34.9% of accounts receivable.

For the three months ended September 30, 2011 two customers accounted for approximately 30.3% and 30.1 of sales.

During the three months ended September 30, 2011 all sales resulted from two products, FireIce® and Soil2O™ which made up 18.4% and 81.6%, respectively, of total sales.  Of the FireIce® sales, 78% related to sales of FireIce product and 22% related to sales of the FireIce Home Defense units.  Of the Soil2O™ sales, 97% related to Soil2O™ Dust Control and 3% related to traditional sales of Soil2O™.

Two vendors accounted for 65.5% and 13.4% of the Company’s approximately $268,000 of raw material and packaging purchases during the three months ended September 30, 2011.

NOTE 8 - Subsequent Events

In October 2011, the Company entered into employment agreements with its CEO, President and CTO.  The terms of the employment agreements were approved by the Compensation Committee of the Company's board of directors in March 2011 as described in Note 5.

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

Overview

 GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil₂O™ ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues (3) Soil₂O™, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

In March 2011, the Company was notified by the United States Forest Service (the "Forest Service")  that its FireIce® product would be listed on the Forest Service’s Qualified Products List (the “QPL List”).  Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and National Park lands.  The Forest Service testing process began in September 2008 and included a battery of tests including tests for possible toxicity to the environment, decomposition and possible corrosion to land based firefighting equipment and firefighting aircraft.

The Company has recently hired a former Forest Service employee to assist the Company in securing contracts to provide FireIce® to the Forest Service and individual state forest services for use on brush and wildfires. This new hire was a Forest Service employee for eight years and worked with the Forest Service on a contract basis for an additional ten years.   In May 2011, the Company purchased a mobile mixing vehicle which will allow the Company to mix up 250,000 gallons per day for use in fighting brush and wildfires.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010.

Sales

For the three months ended September 30, 2011, we had sales of $178,402 as compared to sale of $28,557 for the three months ended September 30, 2010, an increase of $149,845 or 525%.  Sales of product during the three months ended September 30, 2011 consisted of $145,597 for Soil2O™ and $32,805 for FireIce® and related products.  Of the Soil2O™ sales, $141,367 related to the new dust control application and $4,230 related to traditional Soil2O™ applications.  FireIce® sales consisted of $25,598 product sales and $7,207 related to sales of HDU units.  We anticipate that sales of Soil2O™ "Dust Control" in the United States will continue to grow as we add new customers and receive new orders from existing customers while domestic sales of FireIce® will be more sporadic as they are currently primarily dependent on wildfire activity.  We anticipate a resumption of FireIce® sales to China in early 2012.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

Cost of goods sold was $75,240 for the three months ended September 30, 2011 as compared to a cost of goods sold of $8,664 for the three months ended September 30, 2010.  The increase was the direct result of the increase in sales.  Cost of sales as a percentage of sales was 42% for the three months ended September 30, 2011 as compared to 30% for the three months ended September 30, 2010.  The higher cost of sales percentage in fiscal 2012 relates to the sales mix and an increase in raw material costs.  Fiscal 2012 sales include sales of FireIce HDU units which have a lower gross profit percentage. There were no FireIce HDU units sales during the three months ended September 30, 2010.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,503,206 for the three months ended September 30, 2011 as compared to $881,210 for the three months ended September 30, 2010. The increase in fiscal 2011 expenses resulted from  (1) an increase in non-cash stock option expense of $352,000 related to option grants to executive officers, employees and directors; (2) an increase in salaries and employee benefits of $207,000 related to the hiring of a full time CFO and salary increases for executive officers of $126,000 and the addition of five new staff members resulting in an increase of $81,000; (3) an increase in sales and marketing expense as we continue to build the FireIce® and Soil2O™  brands; (4) an increase in travel expenses of $38,000 related to our wildfire efforts in Texas and New Mexico, our dust control efforts in Arizona and a demonstration of FireIce® in Brazil, and (5) an increase of $29,000 in facilities costs with the addition of the storage facility and operations center in California.  These increases were partially offset by decreases in investor relations of $55,000 due to the cancellation of our investor relations agreement and the expiration of a 2009 investor relations contract and a decrease of $29,000 in professional fees which resulted from the transition of our CFO from consultant to full time employee and a reduction of legal fees from the prior year.  Legal fees for the three months ended September 30, 2010 include fees related to the Company's registration statement filed in connection with the Lincoln Park Capital agreement.

Research and Development Expenses

R&D expenses were $42,249 for the three months ended September 30, 2011 as compared to $35,583 for the three months ended September 30, 2010. The fiscal 2012 expenses relate to research of potential product enhancements for FireIce® and testing of our Soil2O™ "Dust Control" product

Loss from Operations

Loss from operations was $1,442,293 for the three months ended September 30, 2011 as compared to $896,900 for the three months ended September 30, 2010. The increased loss resulted from the higher operating expenses which were partially offset by the higher gross profit resulting from the increase in sales.

Interest Income

Interest income was $406 for the three months ended September 30, 2011 as compared to $1,274 for the three months ended September 30, 2010.  The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective three month periods.

Loss on settlement

Loss on settlement of $1,500 during the three months ended September 30, 2011 resulted from a cash payment to resolve a minor misunderstanding with a prospective individual investor.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was $19,159 for the three months ended September 30, 2011 as compared to $101,521 for the three months ended September 30, 2010. The higher expense during the three months ended September 30, 2010 resulted from the amortization of the debt issuance costs related to the renewal of the line of credit agreement in May 2010 which was  replaced by a five-year convertible note in February 2011. Amortization of these costs was $69,505 for the three months ended September 30, 2010.  In addition, interest expense related to accrued interest was lower during the three months ended September 30, 2011 due to the $1 million reduction of the outstanding debt amount in February 2011.

Net Loss

Net loss was $1,462,546 for the three months ended September 30, 2011 as compared to $997,147 for the three months ended September 30, 2010. The higher net loss resulted from the higher operating expenses which were partially offset by the higher gross profit resulting from the higher sales as described above.  Net loss per common share was $0.07 for the three months ended September 30, 2011 as compared to $0.06 for the three months ended September 30, 2010. The weighted average number of shares outstanding for the three months ended September 30, 2011 and 2010 were 22,148,048 and 16,672,024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2011, the Company used net cash of $1,212,339 in operating activities as compared to net cash used in operating activities of $778,881 for the three months ended September 30, 2010.  Net cash used during the three months ended September 30, 2011 resulted primarily from the net loss of $1,462,546, a decrease in accrued liabilities of $96,253 and an increase in inventory of $186,402 which were partially offset by non-cash stock based compensation of $412,724, non-cash amortization of stock based prepaid consulting of $42,500, depreciation of $12,549 and an increase in accounts payable of $66,133.  For the three months ended September 30, 2010, we used net cash of $778,881 in operating activities resulting from a net loss of $997,147, a decrease in accrued expenses of $76,806 and an increase in inventory of $63,565 which were partially offset by stock option compensation expense of $60,682, amortization of debt issuance costs of $69,505 and stock based prepaid expenses of $69,426 and an increase in accounts payable of $135,865.

Cash flows used in investing activities for the three months ended September 30, 2011 amounted to $26,922 as compared to $1,771 for the three months ended September 30, 2010.  This related to purchases of equipment used with our mobile mixing truck and additional computer and office equipment for the corporate office.

Cash flows from financing activities for the three months ended September 30, 2011 were $18,658 as compared to $344,619 for the three months ended September 30, 2010. During the three months ended September 30, 2011, the Company received $30,000 from the exercise of options to purchase 30,000 shares of common stock at an exercise price of $1.00 per share by a director and repaid $11,342 of insurance premium financing.   During the three months ended September 30, 2010, we received $352,000 from the sale of common stock and warrants in private placements, net of commissions paid. These proceeds were used for working capital and to repay $7,381 of insurance premium financing.

As of the filing date of this report, we have $383,000 in available cash. We do not anticipate the need to purchase any additional material capital assets in order to carry out our business.  The Company believes that its working capital needs of $2.5 - $3.5 million will be met over the next eight to twelve months via a combination of sales of stock through private investments resulting from the Company’s contacts with institutional and private investors or through additional debt financing. There is no guarantee that such fund raising efforts will be successful.  If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 6 to the Unaudited Condensed Consolidated Financial Statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including statements regarding anticipated increases in sales of Soil2O™ “Dust Control,” anticipated resumption of FireIce® sales to China in early 2012, our anticipated liquidity and capital asset requirements.   Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year-ended June 30, 2011.  Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

ITEM 1A.     RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
ITEM 6.	EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Michael Hull Employment Agreement *				Filed
10.2	Michael Cordani Employment Agreement*				Filed
10.3	Joe Ingarra Employment Agreement*				Filed
10.4	Peter Cordani Employment Agreement*				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

* Management compensatory agreement.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

GELTECH SOLUTIONS, INC.

November 7, 2011	/s/ Michael Cordani
Michael Cordani,
Chief Executive Officer (Principal Executive Officer)

November 7, 2011	/s/ Michael Hull
Michael Hull,
Chief Financial Officer (Principal Financial Officer)