Form 10-Q
period 2011-12-31
GelTech Solutions, Inc.
filed 2012-02-14
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                       No   ☑

Class	Outstanding at February 8, 2012
Common Stock, $0.001 par value per share	23,294,992 shares

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2011	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$93,080	$1,956,976
Accounts receivable trade, net	38,866	103,824
Inventories	571,441	393,434
Prepaid consulting	-	42,500
Prepaid expenses and other current assets	52,339	29,784
Total current assets	755,726	2,526,518

Furniture, fixtures and equipment, net	211,225	209,822
Deposits	19,231	15,631

Total assets	$986,182	$2,751,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$238,130	$270,864
Accrued expenses	64,689	168,445
Notes payable, related parties	89,380	-
Insurance premium finance contract	34,258	10,227
Total current liabilities	426,457	449,536

Convertible note	1,497,483	1,497,483
Total liabilities	1,923,940	1,947,019

Commitments and contingencies (Note 5)

Stockholders' equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized;
22,783,325 and 22,104,570 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively.	22,783	22,105
Additional paid in capital	17,582,497	16,452,674
Accumulated deficit	(18,543,038)	(15,669,827)
Total stockholders' equity (deficit)	(937,758)	804,952

Total liabilities and stockholders' equity (deficit)	$986,182	$2,751,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Sales	$84,551	$60,637	$262,953	$89,194

Cost of goods sold	39,181	30,206	114,421	38,870

Gross profit	45,370	30,431	148,532	50,324

Operating expenses:
Selling, general and administrative expenses	1,123,204	1,690,215	2,626,410	2,571,396
Research and development	7,726	11,858	49,975	47,441

Total operating expenses	1,130,930	1,702,073	2,676,385	2,618,837

Loss from operations	(1,085,560)	(1,671,642)	(2,527,853)	(2,568,513)

Other income (expense)
Interest income	57	1,040	463	2,314
Loss on settlement	(300,000)	-	(301,500)	-
Loss on warrant repricing	(5,834)	-	(5,834)	-
Interest expense	(19,328)	(101,691)	(38,487)	(203,241)

Total other income (expense)	(325,105)	(100,651)	(345,358)	(200,927)

Net loss	$(1,410,665)	$(1,772,293)	$(2,873,211)	$(2,769,440)

Net loss per common share - basic and diluted	$(0.06)	$(0.10)	$(0.13)	$(0.16)

Weighted average shares outstanding - basic and diluted	22,204,124	17,332,044	22,152,375	17,000,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,873,211)	$(2,769,440)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	25,519	6,249
Common stock issued for settlement	300,000	-
Cost of warrant repricing	5,834	-
Bad debt expense	-	700
Amortization of debt issuance costs	-	139,010
Options issued for services	-	297,640
Amortization of stock based prepaid consulting	42,500	139,144
Common stock issued for services	-	90,000
Stock option employee compensation expense	676,332	477,674
Changes in assets and liabilities:
Accounts receivable	64,958	(33,933)
Inventories	(178,007)	(58,779)
Prepaid expenses and other current assets	21,376	20,076
Deposits and other assets	(3,600)	12,957
Accounts payable	(32,734)	120,584
Accrued expenses	(103,756)	(74,577)
Net cash used in operating activities	(2,054,789)	(1,632,695)
Cash flows from Investing Activities
Purchases of equipment	(26,922)	(2,358)
Net cash (used in) investing activities	(26,922)	(2,358)
Cash flows from Financing Activities
Proceeds from sale of stock	50,000	-
Proceeds from sale of stock and warrants, net of expenses	-	1,165,401
Proceeds from exercise of warrants	65,000	-
Proceeds from exercise of stock options	33,335	-
Proceeds from related party loans	89,380	-
Payments on Insurance Finance Contract	(19,900)	(8,694)

Net cash provided by financing activities	217,815	1,156,707
Net decrease in cash and cash equivalents	(1,863,896)	(478,346)
Cash and cash equivalents - beginning	1,956,976	625,796
Cash and cash equivalents - ending	$93,080	$147,450

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,050	$63,222
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$43,931	$32,837
Prepaid stock-based consulting	$-	$65,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
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

Inventories

Inventories as of December 31, 2011 consisted of raw materials and finished goods in the amounts of $118,067 and $453,374, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2011 or 2010.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.   Revenue is shown net of returns and allowances.

Products shipped from either our third-party fulfillment companies or our inventory warehouses or locations in Jupiter, Florida and Irwindale, California are shipped FOB shipping point.  Normal terms are net 30 or net 60 days depending on the arrangement we have with the customer.  As such, revenue is recognized when product has been shipped from either the third-party fulfillment company or from the Jupiter, Florida location.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of goods sold. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction of sales.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the six months ended December 31, 2011 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At December 31, 2011, there were options to purchase 5,987,007  shares of the Company’s common stock, warrants to purchase 5,040,258  shares of the Company’s common stock and 1,337,038 shares of the Company’s common stock are reserved for a convertible note which may dilute future earnings per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with  ASC 718-10, “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2011 through December 31, 2011 was $676,332 for stock options granted to employees and directors.  This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At December 31, 2011, the total compensation cost for stock options not yet recognized was approximately $2,024,000.   This cost will be recognized over the requisite service period which is generally the remaining vesting term of the options of approximately three years.

A summary of stock option transactions for all employee stock options for the six month periods ended December 31, 2011 and 2010 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	2,283,000	$1.22	10.00
Exercised	-	$-	-
Options sold to third party	-	$-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	3,932,007	$1.07	5.38	$528,709
Exercisable at December 31, 2010	1,604,507	$0.94	4.99	$428,709

Weighted average fair value of options granted during the six months ended December 31, 2010		$0.78

Balance at June 30, 2011	4,439,507	$1.12	5.39
Granted	675,000	$1.06	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	(525,000)	$1.00
Outstanding at December 31, 2011	4,589,507	$1.08	5.94	$-
Exercisable at December 31, 2011	2,355,508	$1.03	5.61	$-

Weighted average fair value of options granted during the six months ended December 31, 2011		$0.58

On September 1, 2011, ten-year options to purchase 150,000 shares of common stock at an exercise price of $1.95 share, which were contingently granted by the Company on June 3, 2011, were granted to its Chief Financial Officer (CFO), upon his transition from part time consultant to full-time employee. Of the options granted, 50,000 vested immediately and the remaining options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment. The options were valued using the Black-Scholes option pricing model using a volatility of 90.6% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 2.11%.  In December 2011,  the Company reduced the exercise price of the options to $0.60 per share as inducement for a loan from the CFO (See related party transactions).  As a result of the modification, the value of the options was reduced to $68,175 from $224,778,  and will be recorded as expense over the remaining requisite service period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
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

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2010 to December 31, 2010 and from June 30, 2011 to December 31, 2011 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	370,000	$1.28	7.41
Granted	210,000	$1.20	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	580,000	$1.25	7.86	$72,650
Exercisable at December 31, 2010	334,166	$1.22	6.67	$69,650

Weighted average fair value of options granted during the six months ended December 31, 2010		$0.74

Balance at June 30, 2011	790,000	$1.25	7.98
Granted	245,000	$1.75	10.00
Exercised	(35,000)	$0.95	-
Forfeited	(142,500)	$1.46	-
Expired	-	$-	-
Outstanding at December 31, 2011	857,500	$1.37	8.06	$-
Exercisable at December 31, 2011	525,500	$1.24	7.33	$-

Weighted average fair value of options granted during the six months ended December 31, 2011		$1.34

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

In December 2011, the Company issued 5,000 shares of common stock to a director in connection with the exercise of options with an exercise price of $0.667 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the six month periods from June 30, 2010 to December 31, 2010 and from June 30, 2011 to December 31, 2011 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	155,000	$1.00	2.53
Granted	350,000	$1.22	5.00
Options purchased from officer	-	$-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	505,000	$1.15	4.04	$31,000
Exercisable at December 31, 2010	505,000	$1.15	4.04	$31,000

Weighted average fair value of options granted during the six months ended December 31, 2010		$0.85

Balance at June 30, 2011	540,000	$1.16	3.14
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2011	540,000	$1.16	2.64	$-
Exercisable at December 31, 2011	540,000	$1.16	2.64	$-

Weighted average fair value of options granted during the six months ended December 31, 2011		N/A

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

The fair values of stock option grants for the period from July 1, 2011 to December 31, 2011 were estimated using the following assumptions:

Risk free interest rate	1.25% -2.3%
Expected term (in years)	5.5 - 6.5
Dividend yield	––
Volatility of common stock	88.89% - 90.6%
Estimated annual forfeitures	––

New Accounting Pronouncements

  ASUs which were not effective until after December 31, 2011 are not expected to have a significant effect on the Company's  consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of December 31, 2011, the Company had an accumulated deficit and stockholders’ deficit of $18,543,038 and $937,758, respectively, and incurred losses from operations of $2,873,211 for the six months ended December 31, 2011 and used cash from operations of $2,054,789 during the six months ended December 31, 2011.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In February 2011, the Company renegotiated its Line of Credit with its largest principal stockholder (the Lender) to replace the Line of Credit with a five-year convertible note with a reduced principal amount  (Note 3).  On January 4, 2012, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”).  The Company sold 166,667 shares of the Company’s common stock to LPC for gross proceeds of $100,000. The Company has entered into a registration rights agreement with LPC replacing the 2010 agreement.  See Note 8.

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

In February 2011, the Company renegotiated the Line of Credit Agreement with its largest principal stockholder (the Lender). As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit. In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due in February 2016. As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  As of December 31, 2011, accrued interest related to this convertible note amounted to $64,566.  Total interest expense on the convertible note amounted to $37,438 for the six months ended December 31, 2011.  See Note 8.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the six months ended December 31, 2011 were as follows:

In July 2011, the Company issued 30,000 shares of common stock to a director in exchange for $30,000 in connection with the exercise of options with an exercise price of $1.00 per share.

In November 2011, the Company issued 100,000 shares of common stock in exchange for $50,000 in connection with a private placement with an accredited investor.

In December 2011, the Company issued 5,000 shares of common stock to a director in exchange for $3,335 in connection with the exercise of options with an exercise price of $0.667 per share.

In December 2011, the Company issued 441,179 shares of common stock to a director in settlement of a loan amount due to the director by the Company's predecessor company.  The fair value of the shares issued was $300,000, calculated  using the closing price on the date of the settlement, and was recorded as a loss on settlement.  As further inducement to enter into the settlement, the Company offered to reduce the exercise price of warrants held by the director from $1.50 to $0.50 per share if the director exercised the options within a short period of time.  The Company issued an additional 130,000 shares of common stock to the director in exchange for $65,000 in connection with the preceding offer.  As a result, the Company recognized a loss on warrant repricing of $5,834 representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

A summary of warrants issued for cash and changes during the periods July 1, 2010 to September 30, 2010 and from July 1, 2011 to September 30, 2011 is as follows:

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	474,508	$1.05	0.91
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	474,508	$1.05	1.41
Exercisable at December 31, 2010	474,058	$1.05	1.41

Weighted average fair value of warrants granted during the six months ended December 31, 2010		N/A

Balance at June 30, 2011	474,058	$1.50	1.92
Granted	-	$-	-
Exercised	(130,000)	$0.50	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2011	344,058	$1.50	1.42
Exercisable at December 31, 2011	344,058	$1.50	1.42

Weighted average fair value of warrants granted during the six months ended December 31, 2011		N/A

A summary of warrants issued for cash and changes during the periods June 30, 2010 to December 31, 2010 and from June 30, 2011 to December 31, 2011 is as follows:

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	715,000	$1.25	5.0
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2010	3,448,303	$1.49	2.17
Exercisable at December 31, 2010	3,448,303	$2.17	2.34

Weighted average fair value of warrants granted during the three months ended September 30, 2010		N/A

Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	-	$-	-
Exercised	-	$-	-
Exercise recission	45,000	$1.25	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at December 31, 2011	4,696,200	$1.46	2.18
Exercisable at December 31, 2011	4,696,200	$1.46	2.18

Weighted average fair value of warrants granted during the six months ended December 31, 2011		N/A

In December 2011, the Company issued 130,000 shares of common stock to a director in connection with the exercise of warrants with an exercise price of $0.50 per share in exchange for $65,000.  See Note 6.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011.

Rent expense for the six months ended December 31, 2011 and 2010 was $67,312 and $49,264, respectively.

In March 2011, the Compensation Committee approved new employment terms for each of the Company’s three executive officers.  The Executives will receive a base salary of $150,000 per year with the Committee having the authority to increase the Executive’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important.  Following the completion of each fiscal year, the Committee will have the discretion to award each of the executives a target bonus based on each Executive’s job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Committee.  In addition, the executives received options as previously described in Note 1.  In October 2011, the Company entered into employment agreements with its executive officers.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

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

In December 2011, the Company received short term advances from its Chief Executive Officer, President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively.  The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively.  In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Executive Officer from $1.95 to $0.60 per share.  In connection with this repricing, the expense related to the vesting of these options was reduced from $224,775 to $68,175.

In December 2011, the Company issued 441,179 shares of common stock to a director in settlement of a loan amount due to the director by the Company's predecessor company.  The fair value of the shares issued was $300,000, calculated  using the closing price on the date of the settlement, and was recorded as a loss on settlement.  As further inducement to enter into the settlement, the Company offered to reduce the exercise price of warrants held by the director from $1.50 to $0.50 per share if the director exercised the options within a short period of time.  The Company issued an additional 130,000 shares of common stock to the director in exchange for $65,000 in connection with the preceding offer.  As a result, the Company recognized a loss on warrant repricing of $5,834 representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share.

NOTE 7 - Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2011.  As of December 31, 2011, there were no cash equivalent balances held in depository accounts that are not insured.

At December 31, 2011, two customers each account for 57%  and 20% of accounts receivable.

For the six months ended December 31, 2011 three customers accounted for approximately 23.8%, 20.6%  and 20.4% of sales.

During the six months ended December 31, 2011 all sales resulted from two products, FireIce® and Soil2O™ which made up 44.8% and 55.2%, respectively, of total sales.  Of the FireIce® sales, 78.9% related to sales of FireIce product and 16.4% related to sales of the FireIce Home Defense units.  Of the Soil2O™ sales, 97.1% related to Soil2O™ Dust Control and 2.9% related to traditional sales of Soil2O™.

Three vendors accounted for 58.7%, 11.3% and 10.5% of the Company’s approximately $292,000 of raw material and packaging purchases during the six months ended December 31,  2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

NOTE 8 - Subsequent Events

As of January 4, 2012, the Company signed a $5 million purchase agreement with LPC.  Upon signing the agreement, the Company received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 166,667 shares of the Company’s common stock. The Company also entered into a registration rights agreement with LPC whereby  a registration statement was filed on January 6, 2012 related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement.  Five days after the  SEC has declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to an additional $4.9 million. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the  timing and amount of any future sales of shares to LPC. LPC shall not have the right or the obligation to purchase any shares of common stock on any business day that the price the Company’s common stock is below $0.35.

In consideration for entering into the most recent $5 million agreement, the Company issued to LPC 150,000 shares of common stock as a commitment fee and will issue up to 450,000 shares pro rata as LPC purchases additional shares. The commitment shares are subject to a 30 month lock up restriction. The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement. Among various default provisions, if the Company does not timely file the registration statement or maintain its effectiveness, it is considered in default. The Company expects to use the proceeds for working capital and other general corporate purposes.

In February 2012, the board authorized the issuance of up to 1,200,000 shares of common stock to accredited investors at a price of $0.50 per share.  Through February 13, 2012, the Company has issued 468,400 shares of common stock to 12 accredited investors in exchange for $234,200 in connection with this private placement.

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

In March 2011, the Company was notified by the United States Forest Service (the "Forest Service")  that its FireIce® product would be listed on the  Forest Service’s Qualified Products List (the “QPL List”).  Inclusion on the QPL List qualifies FireIce® for use to fight brush and wildfires on State and National Park lands.  The Forest Service testing process  began in September 2008 and included a battery of tests including tests for possible toxicity to the environment, decomposition and possible corrosion to land based firefighting equipment and firefighting aircraft.

In September 2011, the Company hired a former  Forest Service employee to assist the Company in securing contracts to provide FireIce® to the Forest Service and individual state forest services for use on brush and wildfires. This new hire was a Forest Service employee for eight years and worked with the Forest Service on a contract basis for an additional ten years.   In May 2011, the Company purchased a mobile mixing vehicle which will allow the Company to mix up to 250,000 gallons per day for use in fighting brush and wildfires. In addition, the Company has formed alliances for FireIce® to be used by other companies that contract with the Forest Service to provide equipment  to support  aerial and ground wildfire operations.

The Forest Service and other governmental agencies responsible for the protection and preservation of Federal and State lands are under increasing pressure to use fire retardants/suppressants that are less harmful to the environment.  In addition, the effectiveness of the tactic of dropping long term retardants to attack wild fires has been questioned by both environmentalists and firefighting experts.  FireIce® is a fire suppressant and a fire retardant that is both more effective at suppressing wildfires than long term retardants and is environmentally safe for plant, wildlife and fish populations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2010.

Sales

For the six months ended December 31, 2011, we had sales of $262,953 as compared to sales of $89,194 for the six months ended December 31, 2010, an increase of $173,759 or 194.81%.  Sales of product during the six months ended December 31, 2011 consisted of $144,878 for Soil2O™ and $118,075 for FireIce® and related products.  Of the Soil2O™ sales, $139,060  related to the new dust control application and $5,818 related to traditional Soil2O™ applications.  FireIce® sales consisted of $98,995 product sales and $19,080 related to sales of HDU related products.  Sales of Soil2O™ "Dust Control" were negatively impacted during the three months ended December 31, 2011 by the rainy season in the Southwestern US where we are currently focusing our efforts. We are preparing for  a resumption of Soil₂O Dust Control ™ sales as we move out of the rainy season.  FireIce® sales during the quarter are primarily attributable to our Australian distribution agreement

Cost of Goods Sold

Cost of goods sold was $114,421 for the six months ended December 31, 2011 as compared to a cost of goods sold of $38,870 for the six months ended December 31, 2010.  The increase was the direct result of the increase in sales.  Cost of sales as a percentage of sales was 43.5% for the six months ended December 31, 2011 as compared to 43.6% for the six months ended December 31, 2010.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2011.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $2,626,410 for the six months ended December 31, 2011 as compared to $2,571,396 for the six months ended December 31, 2010. The increase in fiscal 2011 expenses resulted from  (1) an increase in salaries and employee benefits of $535,553 related to the hiring of a full time CFO and salary increases for executive officers of $159,000, the addition of four new staff members and their related benefits; (2) an increase in non-cash stock option expense of $198,658 related to option grants to executive officers and directors in 2010 and 2011; and (3) an increase in travel related to extended travel during the Texas wildfires and in connection with our training visit to Australia.  These increases were partially offset by decreases in professional fees of $425,139 and investor relation expense of $191,295.  In December 2010, the Company granted options to its legal and marketing consultants resulting in additional professional fee expense of $297,640.  No such options were granted in 2011. In addition, professional fees were higher in 2010 because of the previous consulting agreement with the Company's then non-employee CFO and as a result of legal fees related to the Lincoln Park registration statement filing.  The higher investor relations costs in 2010 were the result of a grant of restricted shares of common stock of $90,000 in December 2010 and due to higher fees from our previous investor relations firm

Research and Development Expenses

R&D expenses were $49,975 for the six months ended December 31, 2011 as compared to $47,441 for the six months ended December 31, 2010. The fiscal 2012 expenses relate to research of potential product enhancements for FireIce® and additional testing of our Soil2O™ "Dust Control" product.

Loss from Operations

Loss from operations was $2,527,853 for the six months ended December 31, 2011 as compared to $2,568,513 for the six months ended December 31, 2010. The decrease in the loss resulted from the higher gross profit resulting from the increase in sales which were partially offset by the higher operating expenses as described above.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Interest Income

Interest income was $463 for the six months ended December 31, 2011 as compared to $2,314 for the six months ended December 31, 2010.  The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective six month periods.

Loss on settlement

Loss on settlement of $301,500 during the six months ended December 31, 2011 resulted from the issuance of 441,176 shares of the Company's common stock to a director in settlement of amounts due the director by the Company's predecessor company plus a payment of $1,500 to a former shareholder of the predecessor company.

Interest Expense

Interest expense was $38,487 for the six months ended December 31, 2011 as compared to $203,241 for the six months ended December 31, 2010. The higher expense during the six months ended December 31, 2010 resulted from the amortization of debt issuance costs related to the renewal of the line of credit agreement in May 2010 which was replaced by a five-year convertible note in February 2011. Amortization of these costs was $139,010 for the six months ended December 31, 2010.  In addition, interest expense related to accrued interest was lower during the six months ended December 31, 2011 due to the $1 million reduction of the outstanding debt amount in February 2011.

Net Loss

Net loss was $2,878,211 for the six months ended December 31, 2011 as compared to $2,769,440 for the six months ended December 31, 2010. The higher net loss resulted from the higher operating expenses and the loss on settlement which were partially offset by lower interest expense and the higher gross profit resulting from the higher sales as described above. Net loss per common share was $0.13 for the six months ended December 31, 2011 as compared to $0.16 for the six months ended December 31, 2010. The weighted average number of shares outstanding for the six months ended December 31, 2011 and 2010 were 22,152,375 and 17,000,947, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010.

Sales

For the three months ended December 31, 2011, we had sales of $84,551 as compared to sale of $60,637 for the three months ended December 31, 2010, an increase of $23,914 or 39.4%.  Sales of product during the three months ended December 31, 2011 consisted of $5,593 for Soil2O™ and $78,958 for FireIce® and related products.  Of the Soil2O™ sales , $3,510 related to the new dust control application and $2,083 related to traditional Soil2O™ applications.  FireIce® sales consisted of $71,178 product sales and $7,780 related to sales of HDU related products.  Sales of Soil2O™ "Dust Control"  were negatively impacted in the quarter by the rainy season in the Southwestern US where we are currently focusing our efforts. We are preparing for a resumption of Soil₂O Dust Control ™ sales as we move out of the rainy season.  FireIce®  sales during the quarter are primarily attributable to our Australian distribution agreement.

Cost of Goods Sold

Cost of goods sold was $39,181 for the three months ended December 31, 2011 as compared to a cost of goods sold of $30,206 for the three months ended December 31, 2010.  The increase was the direct result of the increase in sales.  Cost of sales as a percentage of sales was 46% for the three months ended December 31, 2011 as compared to 50% for the three months ended December 31, 2010.  The lower cost of sales percentage in fiscal 2012 relates to the sales mix. The sales for the three months ended December 31, 2011 included sales of FireIce HDU units which have a lower gross profit percentage.   We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended December 31, 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,123,204 for the three months ended December 31, 2011 as compared to $1,690,215 for the three months ended December 31, 2010. The decrease in fiscal 2012 expenses resulted from  (1) a decrease in non-cash stock option expense of $153,284 related to option grants to executive officers in 2010; (2) a decrease in professional fees of $395,129 due to options granted to legal and marketing professionals in December 2010; (3) a decrease in investor relations of $133,535 as a result of restricted stock issued to our IR consultant in December 2010; and (4) a decrease in sales and marketing due to a reduction of television advertising.  These decreases were partially offset by increases in salaries and employee benefits of $ 145,847 related to the hiring of a full time CFO and salary increases for executive officers of $126,000 and the addition of four new staff members.

Research and Development Expenses

R&D expenses were $7,726 for the three months ended December 31, 2011 as compared to $11,858 for the three months ended December 31, 2010. The fiscal 2012 expenses relate to research of potential product enhancements for FireIce® and additional testing of our Soil2O™ "Dust Control"  product

Loss from Operations

Loss from operations was $1,085,560 for the three months ended December 31, 2011 as compared to $1,671,642 for the three months ended December 31, 2010.  The decrease in the loss resulted from the lower operating expenses plus the  higher gross profit resulting from the increase in sales.

Interest Income

Interest income was $57 for the three months ended December 31, 2011 as compared to $1,040 for the three months ended December 31, 2010.  The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective three month periods.

Loss on settlement

Loss on settlement of $300,000 during the three months ended December 31, 2011 resulted from the issuance of 441,176 shares of the Company's common stock to a director in settlement of amounts due the director by the Company's predecessor company.

Interest Expense

Interest expense was $19,328 for the three months ended December 31, 2011 as compared to $101,691 for the three months ended December 31, 2010. The higher expense during the three months ended December 31, 2010 resulted from the amortization of debt issuance costs related to the renewal of the line of credit agreement in May 2010 which was replaced by a five-year convertible note in February 2011. Amortization of these costs was $69,505 for the three months ended December 31, 2010.  In addition, interest expense related to accrued interest was lower during the three months ended December 31, 2011 due to the $1 million reduction of the outstanding debt amount in February 2011.

Net Loss

Net loss was $1,410,665 for the three months ended December 31, 2011 as compared to $1,772,293 for the three months ended December 31, 2010. The lower net loss resulted from the lower operating expenses, lower interest expense and the higher  gross profit resulting from the higher sales which were partially offset by the loss on settlement all of which were described above.  Net loss per common share was $0.06 for the three months ended December 31, 2011 as compared to $0.10 for the three months ended December 31, 2010. The weighted average number of shares outstanding for the three months ended December 31, 2011 and 2010 were 22,204,124 and 17,332,044, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2011, the Company used net cash of $2,054,789 in operating activities as compared to net cash used in operating activities of $1,632,695 for the six months ended December 31, 2010.  Net cash used during the six months ended December 31, 2011 resulted primarily from the net loss of $2,873,211, a decrease in accrued expenses of $103,756, a decrease in accounts payable of $32,734 and an increase in inventory of $178,007 which were partially offset by non-cash stock based compensation of $676,332, non-cash amortization of stock based prepaid consulting of $42,500, non-cash stock issued for settlement of $300,000 and  depreciation of $25,519. For the six months ended December 31, 2010, we used net cash of $1,632,695 in operating activities resulting from a net loss of $2,769,440, a decrease in accrued expenses of $74,577 and an increase in inventory of $58,779 which were partially offset by stock option compensation expense of $477,674, amortization of  debt issuance costs of $139,010 , stock based prepaid expenses of $139,144, options and stock issued for services amounting to $297,640 and $90,000, respectively, and an increase in accounts payable of $120,584.

Cash flows used in investing activities for the six months ended December 31, 2011 amounted to $26,922  as compared to $2,358 for the six months ended December 31, 2010.  The cash flows used in investing activity for the six months ended December 31, 2011 related to purchases of equipment used with our mobile mixing truck and additional computer and office equipment for the corporate office.  The cash flows used in investing activity for the six months ended December 31, 2010 related to purchases of computer equipment for the corporate office.

Cash flows from financing activities for the six months ended December 31, 2011 were $217,815 as compared to $1,156,707 for the six months ended December 31, 2010. During the six months ended December 31, 2011, the Company received $50,000 proceeds from the sale of common stock, $33,335 from the exercise of options to purchase 35,000 shares of common stock at exercise prices from $0.667 to $1.00 per share by a director, $65,000 from the exercise of 130,000 warrants at $0.50 per share and $89,380 in loan proceeds from related parties and used those funds to repay $19,900 of insurance premium financing.   During the six months ended December 31, 2010, we received $1,165,401 from the sale of common stock and warrants in private placements, net of commissions paid. These proceeds were used for working capital and to repay $8,694 of insurance premium financing.

As of the filing date of this report, we have $244,000 in available cash. We do not anticipate the need to purchase any additional material capital assets in order to carry out our business.  In February 2011, we signed a five year convertible note in the amount of $1,497,483 with our largest principal stockholder which is due in February 2016.  The note bears annual interest of 5%, payable on maturity, and is convertible at $1.12 per share.  In December 2011, we reduced the exercise price of our outstanding warrants to $0.50 per share through January 15, 2012.  We raised $107,500 from the exercise of these warrants.  In February 2012, the board authorized the issuance of up to 1,200,000 shares of common stock to accredited investors at a price of $0.50 per share. Through the date of this filing, the Company has issued 468,400 shares of common stock to 12 accredited investors in exchange for $234,200 in connection with this private placement. The Company has been meeting with potential investors exploring financing alternatives. The Company believes it will be able to raise funds through equity or debt financings which will provide the Company with a sufficient amount of working capital for the next 12 months.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by state and local governments and failure to complete financing to meet our working capital needs.

Further information on our risk factors is contained in our filings with the SEC, including the Registration Statement on Form S-1 filed on January 6, 2012 and the Form 10-K for the year ended June 30, 2011.   Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

ITEM 1A.	RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Michael Hull Promissory Note	S-1	1/6/12	10.23
10.2	TFISA Distribution Agreement				Filed*
10.3	Amendment No. 1 to the TFISA Distribution Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

*  Filed pursuant to a confidential treatment request. Portions of the exhibit have been omitted pursuant to the request for confidential treatment.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

GELTECH SOLUTIONS, INC.

February 14, 2012	By:	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

February 14, 2012	By:	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)