Form 10-Q/A
period 2011-12-31
GelTech Solutions, Inc.
filed 2012-03-21
CIK 1403676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include executed agreements as exhibits and also includes the certifications previously filed and furnished.

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
______
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

2

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

March 21, 2012	By:	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

March 21, 2012	By:	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

3