Form 10-Q
period 2012-03-31
GelTech Solutions, Inc.
filed 2012-05-11
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at May 11, 2012
Common Stock, $0.001 par value per share	24,128,392 shares

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4.

CONTROLS AND PROCEDURES.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.

MINE SAFETY DISCLOSURES.

ITEM 5.

OTHER INFORMATION.

ITEM 6.

EXHIBITS.

SIGNATURES

1 1 2 3 5 16 22 22 23 23 23 23 23 23 23 25

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$230,306	$1,956,976
Accounts receivable trade, net	34,755	103,824
Inventories	547,571	393,434
Prepaid consulting	—	42,500
Prepaid expenses and other current assets	44,771	29,784
Total current assets	857,403	2,526,518
Furniture, fixtures and equipment, net	200,327	209,822
Deposits	15,631	15,631
Total assets	$1,073,361	$2,751,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$143,106	$270,864
Accrued expenses	9,582	168,445
Convertible notes - third parties, net	30,620	—
Convertible notes - related parties, net	146,814	—
Notes payable - related parties	89,380	—
Insurance premium finance contract	21,145	10,227
Total current liabilities	440,647	449,536
Convertible note - related party	1,497,483	1,497,483
Total liabilities	1,938,130	1,947,019

Commitments and contingencies (Note 5)

Stockholders' equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 24,018,392 and 22,104,570 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively.	24,018	22,105
Additional paid in capital	18,825,506	16,452,674
Accumulated deficit	(19,714,293)	(15,669,827)
Total stockholders' equity (deficit)	(864,769)	804,952
Total liabilities and stockholders' equity (deficit)	$1,073,361	$2,751,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Sales	$41,408	$55,645	$304,361	$144,839

Cost of goods sold	14,793	20,017	129,214	58,888

Gross profit	26,615	35,628	175,147	85,951

Operating expenses:
Selling, general and administrative expenses	1,127,427	1,205,686	3,753,837	3,777,111
Research and development	18,129	32,308	68,104	79,749

Total operating expenses	1,145,556	1,237,994	3,821,941	3,856,860

Loss from operations	(1,118,941)	(1,202,366)	(3,646,794)	(3,770,909)

Other income (expense)
Interest income	2	239	465	2,554
Loss on extinguishment of debt	—	(84,500)	—	(84,500)
Other expense	—	(62,414)	—	(62,414)
Loss on settlement	—	—	(301,500)	—
Loss on warrant repricing	(11,919)	—	(17,753)	—
Interest expense	(40,397)	(179,516)	(78,884)	(382,728)

Total other income (expense)	(52,314)	(326,191)	(397,672)	(527,088)

Net loss	$(1,171,255)	$(1,528,557)	$(4,044,466)	$(4,297,997)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)	$(0.18)	$(0.24)

Weighted average shares outstanding - basic and diluted	23,526,275	18,991,759	22,607,011	17,654,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,044,466)	$(4,297,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,444	9,188
Common stock issued for settlement	300,000	—
Cost of warrant repricing	17,753	—
Amortization of prepaid expenses	—	43,413
Amortization of debt discount	—	4,570
Loss on extinguishment of debt	—	84,500
Bad debt expense	—	700
Amortization of debt issuance costs	—	254,852
Options issued for services	—	322,850
Amortization of stock based prepaid consulting	42,500	227,061
Common stock issued for services	—	90,000
Stock option employee compensation expense	1,002,060	674,362
Amortization of original issue discounts	613	—
Amortization of beneficial conversion features	19,344	—
Warrants issued to induce warrant exercise	—	62,414
Changes in assets and liabilities:
Accounts receivable	69,069	(22,142)
Inventories	(154,137)	(44,452)
Prepaid expenses and other current assets	28,944	(16,725)
Deposits and other assets	—	27,198
Accounts payable	(127,758)	55,707
Accrued expenses	(83,989)	(30,236)
Net cash used in operating activities	(2,891,623)	(2,554,737)
Cash flows from Investing Activities
Purchases of equipment	(28,949)	(7,832)
Net cash (used in) investing activities	(28,949)	(7,832)
Cash flows from Financing Activities
Proceeds from sale of stock	566,700	—
Proceeds from sale of stock and warrants, net of expenses	—	2,042,721
Proceeds from exercise of warrants	107,500	—
Proceeds from exercise of stock options	33,335	379,129
Proceeds from related party loans	89,380	—
Proceeds from convertible notes with third parties	105,000	—
Proceeds from convertible notes with related parties	325,000	—
Payments on Insurance Finance Contract	(33,013)	(17,857)
Net cash provided by financing activities	1,193,902	2,403,993
Net decrease in cash and cash equivalents	(1,726,670)	(158,576)
Cash and cash equivalents - beginning	1,956,976	625,796
Cash and cash equivalents - ending	$230,306	$467,220

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended March 31,
	2012	2011

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,601	$74,587
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$43,931	$32,837
Issuance of stock and warrants to reduce debt	$—	$1,000,000
Prepaid stock-based consulting	$—	$65,500
Note issued for accrued interest	$74,874	$—
Note discount from beneficial conversion feature - third party	$84,562	$—
Note discount from beneficial conversion feature - related party	$262,835	$—
Issuance of warrants with debt	$—	$182,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

NOTE 1 - Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006. GelTech is focused on marketing four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O® Dust Control, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. Additionally, GelTech owns a United States patent for a method to modify weather.

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

Inventories

Inventories as of March 31, 2012 consisted of raw materials and finished goods in the amounts of $119,171 and $428,400, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of March 31, 2012 or June 30, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the nine months ended March 31, 2012 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2012, there were options to purchase 6,022,007 shares of the Company’s common stock, warrants to purchase 4,955,258 shares of the Company’s common stock and 2,346,786 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2011 through March 31, 2012 was $1,002,060 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2012, the total compensation cost for stock options not yet recognized was approximately $1,784,687. This cost will be recognized over the remaining vesting term of the options of approximately 2.75 years.

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

The fair values of stock option grants for the period from July 1, 2011 to March 31, 2012 were estimated using the following assumptions:

Risk free interest rate	1.25% -2.3%
Expected term (in years)	5.5 - 6.5
Dividend yield	––
Volatility of common stock	87.55% - 90.6%
Estimated annual forfeitures	––

A summary of stock option transactions for all employee stock options for the nine month periods ended March 31, 2012 and 2011 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	3,270,500	$1.22	10.00
Exercised	—	$—	—
Options sold to third party	—	$—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2011	4,919,507	$1.11	5.85	$4,044,574
Exercisable at March 31, 2011	1,604,507	$0.94	4.75	$1,590,999

Weighted average fair value of options granted during the nine months ended March 31, 2011		$0.78

Balance at June 30, 2011	4,439,507	$1.12	5.39
Granted	675,000	$1.06	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(525,000)	$1.00
Outstanding at March 31, 2012	4,589,507	$1.08	5.69	$71,956
Exercisable at March 31, 2012	2,355,508	$1.03	4.89	$71,956

Weighted average fair value of options granted during the nine months ended March 31, 2012		$0.82

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

On September 1, 2011, ten-year options to purchase 150,000 shares of common stock at an exercise price of $1.95 share, which were granted by the Company on June 3, 2011, were granted to its Chief Financial Officer (CFO), upon his transition from part time consultant to full-time employee. Of the options granted, 50,000 vested immediately and the remaining options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment. The options were valued using the Black-Scholes option pricing model using a volatility of 90.6% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 2.11%. In December 2011, the Company reduced the exercise price of the options to $0.60 per share as inducement for a loan from the CFO (See related party transactions). As a result, the value of the options was reduced to $68,175 from $224,778, and the reduced amount will be recorded as expense over the requisite service period.

On September 20, 2011, the Company granted ten-year options to purchase 175,000 shares of common stock at an exercise price of $0.81 share to each of its three original executive officers (a total of 525,000 options). The options vest semi-annually on December 31st and June 30th with the first vesting date being December 31, 2011, subject to continued employment. The options were valued using the Black-Scholes option pricing model using a volatility of 88.89% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 1.25%. The value of the options, $320,271, will be recorded as expense over the requisite service period. These options replaced options to purchase the same number of shares at an exercise price of $1.00 per share which expired on September 15, 2011.

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2010 to March 31, 2011 and from June 30, 2011 to March 31, 2012 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	370,000	$1.28	7.41
Granted	420,000	$1.22	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2011	790,000	$1.25	8.23	$353,050
Exercisable at March 31, 2011	316,666	$1.21	6.27	$227,800

Weighted average fair value of options granted during the nine months ended March 31, 2011		$0.84

Balance at June 30, 2011	790,000	$1.25	7.98
Granted	280,000	$1.60	10.00
Exercised	(35,000)	$0.95	—
Forfeited	(142,500)	$1.46	—
Expired	—	$—	—
Outstanding at March 31, 2012	892,500	$1.34	7.89	$13,585
Exercisable at March 31, 2012	538,834	$1.25	7.10	$5,535

Weighted average fair value of options granted during the nine months ended March 31, 2012		$1.13

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

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

On January 5, 2012, the Company granted options to purchase 35,000 shares of the Company’s common stock to a new director of the Company upon his appointment to the board and his election to serve on the audit committee. The options have an exercise price of $0.60 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 87.55% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.30%. The value of the options, $14,633, will be recognized over the vesting term, three years.

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

A summary of options issued to non-employees under the 2007 Plan and changes during the nine month periods from June 30, 2010 to March 31, 2011 and from June 30, 2011 to March 31, 2012 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	155,000	$1.00	2.53
Granted	485,000	$1.22	5.00
Options purchased from officer	—	$—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2011	640,000	$1.17	3.59	$487,950
Exercisable at March 31, 2011	640,000	$1.17	3.59	$487,950

Weighted average fair value of options granted during the nine months ended March 31, 2011		$0.79

Balance at June 30, 2011	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2012	540,000	$1.16	2.39	$—
Exercisable at March 31, 2012	540,000	$1.16	2.39	$—

Weighted average fair value of options granted during the nine months ended March 31, 2012		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

New Accounting Pronouncements

ASUs which were not effective until after March 31, 2012 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2012, the Company had an accumulated deficit and stockholders’ deficit of $19,714,293 and $864,769, respectively, and incurred losses from operations of $3,646,794 for the nine months ended March 31, 2012 and used cash from operations of $2,891,623 during the nine months ended March 31, 2012. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In February 2011, the Company renegotiated its Line of Credit with its largest principal stockholder (the Lender) to replace the Line of Credit with a five-year convertible note with a reduced principal amount (Note 3).

On January 4, 2012, the Company signed a new $5 million purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”). In January 2012, the Company sold 166,667 shares of the Company’s common stock to LPC for gross proceeds of $100,000 and issued LPC 150,000 commitment shares. The Company has entered into a new registration rights agreement with LPC. The registration statement registering the shares issuable under the purchase agreement with LPC was declared effective on March 26, 2012. As such, the Company could receive up to $4.9 million from the sale of stock to LPC over the next 30 months. See Note 3.

In addition, since January 1, 2012 the Company has issued 1,150,067 shares of common stock in exchange for $516,700 and has issued six month original issue discount notes, convertible at $0.50 per in share, with an aggregate principal amount of $504,874 in exchange for $430,000 and forgiveness of $74,874 of accrued interest. The shares of common stock and the notes were issued in connection with private placements with accredited investors.

NOTE 3 - Convertible Notes (Formerly Line of Credit)

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest principal stockholder. In connection with this agreement the Company executed a Revolving Promissory Note which permitted the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, was due monthly on the 20th day of each month which commenced on July 20, 2009.

In May 2010, the Lender extended the due date of the line of credit to May 2011. Additionally, the Company may have been compelled to pay the outstanding principal balance earlier during which it would not have been permitted to borrow any sums for a period of 30 consecutive days.

In February 2011, the Company renegotiated the Line of Credit Agreement with its largest principal stockholder (the Lender). As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit. In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due annually. As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share. In March 2012, the Lender agreed to include accrued interest due the Lender as of February 18, 2012, in the amount of $74,874, in a new six month convertible original issue discount note (see $332,996 note discussion below). As of March 31, 2012, accrued interest related to this long-term convertible note amounted to $8,411. Total interest expense on the long-term convertible note amounted to $56,156 for the nine months ended March 31, 2012.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

On March 9, 2012, the Company received $105,000 from third parties in exchange for six month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes. As of March 31, 2012, the Company has recognized interest expense of $307 and $9,875, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 which will be amortized to interest expense over the life of the note. As of March 31, 2012, the Company has recognized interest expense of $216 and $7,274, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 29, 2012, the Company received $250,000 from its largest principal stockholder and accrued interest due this stockholder as of February 18, 2012 of $74,874 was paid by including the interest in a new six month convertible original issue discount note in the amount of $332,996. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $199,798 and an original issue discount of $8,121 which will be amortized to interest expense over the life of the note. As of March 31, 2012, the Company has recognized interest expense of $89 and $2,196, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the nine months ended March 31, 2012 were as follows:

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

In January 2012, the Company issued 166,667 shares of common stock to LPC in exchange for $100,000 and issued 150,000 commitment shares to LPC in connection with the signing of a $5 million purchase agreement. The value of the commitment shares was $90,000 based upon the $0.60 per share price and was offset against the proceeds as an offering cost.

During the nine months ended March 31, 2012, the Company issued 833,400 shares of common stock in exchange for $416,700 in connection with private placements with 25 accredited investors.

In January 2012, the Company issued 85,000 shares in exchange for $42,500 in connection with the exercise of warrants. The warrants had original exercise prices between $1.25 and $1.60 share. The Company recognized a loss on repricing of the warrants exercised of $11,919, during the three months ended March 31, 2012, representing the change in the value of the repriced warrants as compared to the value of the original warrants on the date of exercise.

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

A summary of warrants issued for settlements and changes during the periods July 1, 2010 to March 31, 2011 and from July 1, 2011 to March 31, 2012 is as follows:

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	474,508	$1.05	1.92
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2011	474,508	$1.05	2.17
Exercisable at March 31, 2011	474,058	$1.05	2.17

Weighted average fair value of warrants granted during the nine months ended March 31, 2011		N/A

Balance at June 30, 2011	474,058	$1.50	1.92
Granted	—	$—	—
Exercised	(130,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2012	344,058	$1.50	1.17
Exercisable at March 31, 2012	344,058	$1.50	1.17

Weighted average fair value of warrants granted during the nine months ended March 31, 2012.		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

In December 2011, the Company issued 130,000 shares of common stock to a director in connection with the exercise of warrants with an exercise price of $0.50 per share in exchange for $65,000. See Note 6.

A summary of warrants issued for cash and changes during the periods June 30, 2010 to March 31, 2011 and from June 30, 2011 to March 31, 2012 is as follows:

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	2,341,200	$1.31	5.00
Exercised	(303,303)	$1.25	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2011	4,771,200	$1.46	2.93
Exercisable at March 31, 2011	4,771,200	$1.46	2.93

Weighted average fair value of warrants granted during the nine months ended March 31, 2011		N/A

Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	—	$—	—
Exercised	(85,000)	$0.50	—
Exercise recission	45,000	$1.25	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2012	4,611,200	$1.47	1.93
Exercisable at March 31, 2012	4,611,200	$1.47	1.93

Weighted average fair value of warrants granted during the nine months ended March 31, 2012.		N/A

In January 2012, the Company issued 85,000 shares in exchange for $42,500 in connection with the exercise of warrants. The warrants had original exercise prices between $1.25 and $1.60 share. The Company recognized a loss on repricing of the warrants exercised of $11,919, during the three months ended March 31, 2012, representing the change in the value of the repriced warrants as compared to the value of the original warrants on the date of exercise.

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011.

Rent expense for the nine months ended March 31, 2012 and 2011 was $101,235 and $81,954, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Effective September 1, 2011, the Compensation Committee approved an Employment Agreement with the Company's Chief Financial Officer (CFO). The CFO receives a base salary of $146,000 per year with the Committee having the authority to increase the CFO’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important. Following the completion of each fiscal year, the Committee will have the discretion to award the CFO a target bonus based upon the CFO's job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Committee. In addition, the CFO received options as previously described in Note 1.

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff seeks to recover certain of his personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. The lawsuit is pending and scheduled for trial in late May 2012. The Company believes the lawsuit is without merit.

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

In December 2011, the Company received short term advances from its Chief Executive Officer, President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was reduced from $224,775 to $68,175. In April 2012, the Company repaid $5,000 of the note due to the President.

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

NOTE 7 - Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2102. As of March 31, 2012, there were no cash equivalent balances held in depository accounts that are not insured.

At March 31, 2012, three customers accounted for 22.3%, 17.6% and 15.3% of accounts receivable.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

For the nine months ended March 31, 2012 three customers accounted for approximately 20.6%, 17.8% and 17.7% of sales.

During the nine months ended March 31, 2012 all sales resulted from two products, FireIce® and Soil2O™ which made up 45.1% and 54.9%, respectively, of total sales. Of the FireIce® sales, 85.7% related to sales of FireIce product and 14.3% related to sales of the FireIce Home Defense units. Of the Soil2O™ sales, 88.1% related to Soil2O™ Dust Control and 11.9% related to traditional sales of Soil2O™.

Three vendors accounted for 57.1%, 11.0% and 10.2% of the Company’s approximately $299,000 of raw material and packaging purchases during the nine months ended March 31, 2012.

NOTE 8 - Subsequent Events

In April 2012, the Company made a $5,000 payment on the $29,380 note payable to its President.

In May 2012, the Company issued 110,000 shares of common stock in exchange for $55,000 in connection with private placements with four accredited investors.

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

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O® Dust Control, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

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

The Forest Service and other governmental agencies responsible for the protection and preservation of Federal and State lands are under increasing pressure to use fire retardants/suppressants that are less harmful to the environment. In addition, the effectiveness of the tactic of dropping long term retardants to directly attack wild fires has been questioned by both environmentalists and firefighting experts. FireIce® is a fire suppressant and a fire retardant that is both more effective at suppressing wildfires than long term retardants and is environmentally safe for plant, wildlife and fish populations.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2011.

Sales

For the nine months ended March 31, 2012, we had sales of $304,361 as compared to sales of $144,839 for the nine months ended March 31, 2011, an increase of $159,522 or 110.14%. Sales of product during the nine months ended March 31, 2012 consisted of $167,153 for Soil2O® and $137,208 for FireIce® and related products. Of the Soil2O® sales, $147,337 related to the new dust control application and $19,816 related to traditional Soil2O® applications. FireIce® sales consisted of $117,633 product sales and $19,575 related to sales of HDU related products. Sales of Soil2O® Dust Control were negatively impacted during the three months ended March 31, 2012 by the rainy season in the Southwestern US where we are currently focusing our efforts. We are preparing for a resumption of Soil2O® Dust Control sales as we move out of the rainy season. FireIce® sales during the quarter are primarily attributable to several new domestic distributors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

Cost of goods sold was $129,214 for the nine months ended March 31, 2012 as compared to a cost of goods sold of $58,888 for the nine months ended March 31, 2011. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 42.5% for the nine months ended March 31, 2012 as compared to 40.7% for the nine months ended March 31, 2011. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $3,753,837 for the nine months ended March 31, 2012 as compared to $3,777,111 for the nine months ended March 31, 2011. The decrease in fiscal 2012 expenses resulted from (1) a decrease in professional fees of $444,000 which resulted from the absence of options granted to professional service providers in 2012. Such grants amounted to $322,850 for the nine months ended March 31, 2011. In addition professional fees decreased because the Company's contracted CFO became an employee in September 2011; (2) expenses for investor relations decreased $300,000 due to a change in investor relations firms and the granting of restricted stock with a fair value of $140,000 in fiscal 2011; (3) a decrease in sales and marketing expense of $130,000 resulting from the elimination of radio and television advertising which proved to be ineffective; and (4) a decrease in travel expenses resulting from cost reduction efforts. These decreases were partially offset by increases in salaries and employee benefits of $456,091 related to the hiring of a full time CFO, salary increases for executive officers of $141,000 and the addition of four new staff members and their related benefits; an increase in non-cash stock option expense of $327,698 related to option grants to executive officers and directors in fiscal 2011 and 2012; and an increase in facilities and vehicle expenses of $59,000 resulting from the additional rent for the California vehicle storage and staging facility and related vehicle costs.

Research and Development Expenses

R&D expenses were $68,104 for the nine months ended March 31, 2012 as compared to $79,749 for the nine months ended March 31, 2011. The fiscal 2012 expenses relate to research of potential product enhancements for FireIce® and additional testing of our Soil2O® Dust Control product.

Loss from Operations

Loss from operations was $3,646,794 for the nine months ended March 31, 2012 as compared to $3,770,909 for the nine months ended March 31, 2011. The decrease in the loss resulted from the higher gross profit resulting from the increase in sales plus the slightly lower operating expenses as described above.

Interest Income

Interest income was $465 for the nine months ended March 31, 2012 as compared to $2,554 for the nine months ended March 31, 2011. The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective nine month periods.

Loss on settlement

Loss on settlement of $301,500 during the nine months ended March 31, 2012 resulted from the issuance of 441,176 shares of the Company's common stock to a director in settlement of amounts due the director by the Company's predecessor company plus a payment of $1,500 to a former shareholder of the predecessor company.

Loss on extinguishment of debt

The Company recorded a loss on extinguishment of debt of $84,500 for the nine months ended March 31, 2011 related to the $1,000,000 reduction in the principal balance of the line of credit in exchange for common stock and warrants.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Loss on warrant repricing

The Company recorded a loss on warrant repricing of $17,753 for the nine months ended March 31, 2011 related to the reduction of the exercise prices of warrants to purchase 215,000 shares of common stock from $1.60 to $0.50 per share.

Interest Expense

Interest expense was $78,884 for the nine months ended March 31, 2012 as compared to $382,728 for the nine months ended March 31, 2011. The higher expense during the nine months ended March 31, 2011 resulted from the amortization of debt issuance costs related to the renewal of the line of credit agreement in May 2010 which was replaced by a five-year convertible note in February 2011. Amortization of these costs was $254,852 for the nine months ended March 31, 2011. In addition, interest expense was lower during the nine months ended March 31, 2012 due to the $1 million reduction of the outstanding debt amount in February 2011.

Net Loss

Net loss was $4,044,466 for the nine months ended March 31, 2012 as compared to $4,297,997 for the nine months ended March 31, 2011. The lower net loss resulted from the higher gross profit, the slightly lower operating expenses and the lower interest expense which were partially offset by the loss on settlement as described above. Net loss per common share was $0.18 for the nine months ended March 31, 2012 as compared to $0.24 for the nine months ended March 31, 2011. The weighted average number of shares outstanding for the nine months ended March 31, 2012 and 2011 were 22,607,011 and 17,654,425, respectively.

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011.

Sales

For the three months ended March 31, 2012, we had sales of $41,408 as compared to sales of $55,645 for the three months ended March 31, 2011, a decrease of $14,237 or 25.6%. Sales of product during the three months ended March 31, 2012 consisted of $22,275 for Soil2O® and $19,133 for FireIce® and related products. Of the Soil2O® sales, $8,277 related to the new dust control application and $13,998 related to traditional Soil2O® applications. FireIce® sales consisted of $18,638 product sales and $495 related to sales of HDU related products. Sales of Soil2O® Dust Control were negatively impacted in the quarter by the rainy season in the Southwestern US where we are currently focusing our efforts. We are preparing for a resumption of Soil2O® Dust Control sales as we move out of the rainy season. FireIce® sales during the quarter are primarily attributable to new retail customers.

Cost of Goods Sold

Cost of goods sold was $14,793 for the three months ended March 31, 2012 as compared to a cost of goods sold of $20,017 for the three months ended March 31, 2011. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 35.7% for the three months ended March 31, 2012 as compared to 36.0% for the three months ended March 31, 2011. The lower cost of sales percentage in fiscal 2012 relates to the sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended March 31, 2012.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,127,427 for the three months ended March 31, 2012 as compared to $1,205,686 for the three months ended March 31, 2011. The decrease in fiscal 2012 expenses resulted from (1) a decrease in sales and marketing expenses of $117,000 resulting from the elimination of radio and television advertising; (2) a decrease in investor relations costs of $108,000 resulting from our changing IR firms and the absence in the current year of a restricted stock grant to our prior IR firm in fiscal 2011; (3) a decrease in travel expenses of $72,000 resulting from cost saving measures; and (4) a decrease in professional fees of $38,000 resulting from the hiring of a fulltime CFO. These decreases were partially offset by increases in non-cash stock option expense of $129,000 related to option grants to executive officers and directors in fiscal 2011 and 2012; and an increase in salaries and employee benefits of $116,000 related to the hiring of a full time CFO and salary increases for executive officers of $55,000 and the addition of four new staff members.

Research and Development Expenses

R&D expenses were $18,129 for the three months ended March 31, 2012 as compared to $32,308 for the three months ended March 31, 2011. The fiscal 2012 expenses relate to research of potential product enhancements for FireIce® and additional testing of our Soil2O® Dust Control product.

Loss from Operations

Loss from operations was $1,118,941 for the three months ended March 31, 2012 as compared to $1,202,366 for the three months ended March 31, 2011. The decrease in the loss resulted from the lower operating expenses which was partially offset by the lower gross profit resulting from the decrease in sales.

Interest Income

Interest income was $2 for the three months ended March 31, 2012 as compared to $239 for the three months ended March 31, 2011. The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective three month periods.

Loss on extinguishment of debt

The Company recorded a loss on extinguishment of debt of $84,500 for the three months ended March 31, 2011 related to the $1,000,000 reduction in the principal balance of the line of credit in exchange for common stock and warrants.

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

Loss on warrant repricing

The Company recorded a loss on warrant repricing of $11,919 for the three months ended March 31, 2011 related to the reduction of the exercise prices of warrants to purchase 85,000 shares of common stock from $1.60 to $0.50 per share.

Interest Expense

Interest expense was $40,397 for the three months ended March 31, 2012 as compared to $179,516 for the three months ended March 31, 2011. The higher expense during the three months ended March 31, 2011 resulted from the amortization of debt issuance costs related to the renewal of the line of credit agreement in May 2010 which was replaced by a five-year convertible note in February 2011. Amortization of these costs was $115,842 for the three months ended March 31, 2011. In addition, interest expense related to accrued interest was lower during the three months ended March 31, 2012 due to the $1 million reduction of the outstanding debt amount in February 2011.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Loss

Net loss was $1,171,255 for the three months ended March 31, 2012 as compared to $1,528,557 for the three months ended March 31, 2011. The lower net loss resulted from the lower operating expenses, lower interest expense and the absence of a loss on extinguishment of debt and other expense during the three months ended March 31, 2012. Net loss per common share was $0.05 for the three months ended March 31, 2012 as compared to $0.08 for the three months ended March 31, 2011. The weighted average number of shares outstanding for the three months ended March 31, 2012 and 2011 were 23,526,275 and 18,991,759, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2012, the Company used net cash of $2,891,623 in operating activities as compared to net cash used in operating activities of $2,554,737 for the nine months ended March 31, 2011. Net cash used during the nine months ended March 31, 2012 resulted primarily from the net loss of $4,044,466, an increase in inventory of $154,137 and decreases in accounts payable and accrued liabilities of $127,758 and $83,989, respectively. These uses were partially offset by non-cash compensation of $1,002,060, shares issued as settlement of $300,000, amortization of prepaid consulting of $42,500, depreciation of $38,444 and decreases in accounts receivable and prepaid assets of $69,069 and $28,994, respectively. Net cash used during the nine months ended March 31, 2011 resulted from the net loss of $4,297,997 plus a decrease in accrued expenses of $30,236 and increases in inventory, accounts receivable and prepaid expenses of $44,452, $22,142 and $16,725 inventory, respectively. These uses were partially offset by amortization of debt issuance costs of $254,852, amortization of prepaid consulting of $227,061, options issued for services of $322,850, common stock issued for services of $90,000, non-cash compensation of $674,362, loss on extinguishment of debt of $84,500, amortization of prepaid expenses of $43,413 the costs of warrants issued to induce the exercise of warrants of $62,414 plus increases in related party payables and accounts payable of $27,198 and $55,707, respectively.

Cash flows used in investing activities for the nine months ended March 31, 2012 amounted to $28,949 as compared to $7,832 for the nine months ended March 31, 2011. The cash flows used in investing activity for the nine months ended March 31, 2012 related to purchases of equipment used with our mobile mixing truck and additional computer and office equipment for the corporate office. The cash flows used in investing activity for the nine months ended March 31, 2011 related to purchases of computer equipment for the corporate office.

Cash flows from financing activities for the nine months ended March 31, 2012 were $1,193,902 as compared to $2,403,993 for the nine months ended March 31, 2011. During the nine months ended March 31, 2012, the Company received $33,335 from the exercise of options to purchase 35,000 shares of common stock at exercise prices from $0.667 to $1.00 per share by a director, $107,500 from the exercise of 215,000 warrants at $0.50 per share, $89,380 in proceeds from advances by related parties, $105,000 in proceeds from convertible notes with third parties, $325,000 in proceeds from convertible notes with related parties, $466,700 from the sale of 933,400 shares of common stock for cash and $100,000 from the sale of 166,667 shares of common stock for cash in connection with the purchase agreement with LPC. These sources of cash were used for general working capital and to repay $33,013 of insurance premium finance contracts. During the nine months ended March 31, 2011, we received $700,001 from the sale of common stock to LPC. In addition, we received $1,342,720, net of $19,180 of commissions, from the sale of common stock and warrants in private placements. The proceeds of the cash for equity transactions were used for working capital and to repay $17,857 of insurance premium financing.

As of the filing date of this report, we have $64,000 in available cash. We do not anticipate the need to purchase any additional material capital assets in order to carry out our business. On January 4, 2012, the Company signed a $5 million purchase agreement with LPC. Upon signing the agreement, the Company received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 166,667 shares of the Company’s common stock. The Company also entered into a registration rights agreement with LPC whereby a registration statement was filed on January 6, 2012 related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement. Five days after the SEC declared the registration statement to be effective, which occurred on March 26, 2012, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to an additional $4.9 million. The Company believes the LPC purchase agreement could provide the Company with a sufficient amount of working capital for the next 18 months, however the Company continues to meet with potential investors to explore other potential financing alternatives. In May 2012, the Company issued 110,000 shares of common stock in exchange for $55,000 in connection with private placements with four accredited investors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

There is no guarantee that such fund raising efforts, if needed, will be successful If we are unable to generate substantial cash flows from sales of our products, or through financings, we may not be able to remain operational beyond the 18 month timeframe.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by state and local governments, LPC suffers liquidity issues and/or breaches our agreement and we fail to complete another financing to meet our working capital needs.

Further information on our risk factors is contained in our filings with the SEC, including the Registration Statement on Form S-1/A filed on March 13, 2012 and the Form 10-K for the year ended June 30, 2011. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Form of Original Issue Discount Note				Filed
10.2	Form of Subscription Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

GELTECH SOLUTIONS, INC.

May 11, 2012	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

May 11, 2012	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)