Form 10-K
period 2012-06-30
GelTech Solutions, Inc.
filed 2012-09-28
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.6 million based on December 31, 2011 closing price of $0.56 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,754,363 shares outstanding as of September 24, 2012.

PART I

ITEM 1. BUSINESS

GelTech Solutions, Inc. is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

●	FireIce® – a fire suppression and fire retardant product,
●	FireIce® HDU – a home defense unit allowing homeowners to apply FireIce® to protect homes from advancing wildfires,
●	Soil2O®– Dust Control™ – a dust control product we introduced in fiscal 2011, which substantially reduces water usage and
●	Soil2O® – a line of agricultural moisture retention products.

Gel Tech also has other products which it is not currently focusing on commercializing. They are:

●	SkinArmor™ – an ointment used for protecting skin from direct flame and high temperatures,
●	IceWear™ – a garment line to assist in cooling body temperature, and
●	WeatherTech Innovations® – our hurricane suppression project.

FireIce®

Industry Overview

The fire suppression market in the United States is estimated to reach $1.6 billion a year by 2014 according to a 2009 Global Industry Analysts report. According to an article published by the Building and Fire Research Laboratory of the National Institute of Standards and Technology, as early as 1994 the lack of availability of halon fire suppressants sparked worldwide efforts in developing alternative firefighting agents and delivery systems. Continuing the trend, on November 12, 2010, at the Twenty-Second Meeting of the Parties to the Montreal Protocol on Substances that Deplete the Ozone Layer, the United Nations Environment Programme adopted a resolution urging States to intensify development of acceptable halon alternatives for fire extinguishing systems used in aircraft and hand-held fire extinguishers.

Our fire suppression business has two marketing thrusts:

●	suppression of wildland fires managed by federal and state land stewardship agencies, and
●	suppression of structural and other fires within cities and towns

According to the National Fire Protection Association, in 2010 there were 1,331,500 fires in the United States that caused approximately $9.7 billion in damage. In 2010, there were 26,748 structural fires in New York City alone. The New York City Fire Department, which we believe is the largest fire department in the world, had an operating budget for fiscal year 2011 of $1.6 billion. The United States Forest Service, or the Forest Service, and the Department of the Interior are responsible for protecting most federal lands from wildfires. According to a Congressional Research Service Report of July 5, 2011 by Ross W. Gorte, in fiscal year 2011 approximately $2.7 billion were appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildfires, which included approximately $1.4 billion to be used in the suppression of wildfires.

The Product

FireIce® is the registered trade name of our fire suppression product. FireIce® is a dry powder that when added to water in very low concentrations (0.07 to 1.2 percent by weight), rapidly absorbs water to produce a gel whose consistency depends on the selected concentration. The dry powder can be easily mixed with water. Within seconds of being mixed with water, FireIce® is ready to use and turns into a fire preventing, heat absorbing and fire suppressing gel. In many applications the gel forms a cohesive layer which acts as a vapor barrier and prolongs the effectiveness of the water. Due to the gel layer created by FireIce® on burning and adjacent objects, FireIce® also has the ability to suffocate a fire.

FireIce® has the following properties. We believe it:

●	is non-toxic,
●	is environmentally safe,
●	is non-corrosive to metals,
●	mixes easily with water,
●	will not clog or stick in spraying devices,
●	reduces the threat of a fire rekindling,
●	extinguishes fires more rapidly than traditional methods, and
●	is lighter when mixed with water than competing products thus reducing airframe stress in aerial applications

Uses

There are many existing and potential uses for FireIce®. Because it is both a fire suppressant and a medium term fire retardant, FireIce® allows firefighters greater flexibility in attacking fires as follows:

●

FireIce®, mixed with water can be dispensed and applied by all types of wildland and urban firefighting equipment used in direct fire suppression. This includes pressurized water extinguishers, pumper and brush trucks, all types of fixed wing aircraft and helicopters, backpack extinguishers, or even hand held spray bottles.

●	FireIce® can be applied by firefighters directly to buildings and other structures as a retardant to protect them from advancing fires.
●	FireIce® can also be rapidly sprayed on foliage to create a firebreak and prevent the spread of fires.
●

FireIce® absorbs many times its own weight in water and is a much more homogenous mixture producing a more consistent drop pattern with increased droplet sizes that reduce drift and evaporation when dropped aerially.

According to the National Interagency Fire Center National Wildland Significant Fire Potential Outlook issued July 1, 2012, worsening drought conditions in the West have caused below normal live and dead fuel moistures which they predict has created a significant fire potential in California, Oregon, Utah, Arizona, New Mexico, Colorado, Wyoming, Montana and Idaho. Through July 29, 2012 there have been 37,257 wildfires affecting 4.1 million acres with 3.8 million acres burned west of the Rocky Mountains and in Alaska.

Fires are not only a major problem in the United States. In 2012 there have been major wildfires in eastern Russia and in southern Greece. In August 2010, Russia suffered immense forest fires causing more than 60 casualties, destroying one third of all crops, and resulting in a nationwide ban on grain exports by the world’s third largest wheat producer. The total damages were estimated to be up to $15 billion to the Russian economy (or one percent of Russia’s Gross Domestic Product). In June 2011, more than 400 wildfires ignited in Siberia and raised fears that Russia may face damages similar to the wildfires of 2010. Furthermore, from June 2011 through September 2011, more than 700,000 hectares of Siberia and Russia’s Far East territories had been burnt by wildfires, which is more than triple the area burned during the summer of 2010. In December 2010, a mammoth fire in Mount Carmel, Israel became one of the worst natural disasters in the country’s history. Over 40 people died, 17,000 individuals were forced to evacuate, and nearly six months later, the government appropriated over $54 million for the restoration and rehabilitation of the city and the Carmel Forest.

FireIce® can play a major role in extinguishing and containing wildland fires, including forest fires, by being sprayed from airplanes directly over such fires, including in areas too dangerous for ground-based firefighters to enter. FireIce® can also be sprayed from tanker trucks on the edges of these fires.

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

We market and sell FireIce® through fire equipment distributors, online and direct marketing attendance at fire industry national trade shows and through our sales staff members who call on potential customers and respond to inquiries.

Because of the wildfires which threaten the United States each year, we understand the potential for FireIce® and the tremendous marketplace for aerial firefighting in conjunction with the Forest Service. In March 2011, GelTech was notified by the Forest Service that FireIce® would be listed on the Forest Service’s Qualified Products List, or the QPL List. Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and Federal lands. GelTech anticipates that this listing will lead to a substantial increase in the sales of FireIce® in the future. In May 2012, we were one of two companies awarded blanket purchase agreements by the Forest Service to provide FireIce® product and services in support of single engine air tankers (SEATS), helicopters and very large air tankers (VLATS) in aerial wildland firefighting operations and also for wildland firefighting ground operations. While these agreements do not require the Forest Service or other governmental agencies to use our product or services, the agreements establish the pricing and terms in the event any of these agencies deploy our equipment and product to fight wildfires. Since we received the agreements, we have been deployed by the Bureau of Indian Affairs on wildfires in New Mexico and have been used on a limited basis by the Forest Service to fight fires in Washington. Under the terms of our approval by the Forest Service, FireIce® may be deployed except in fixed-tank helicopters and multi-engine planes. With these later applications, the Forest Service approved an improper viscosity mix. We are currently engaged in discussions with the Forest Service and are hopeful that the approved viscosity will be modified and that the Forest Service will begin ordering FireIce®. See the risk factor beginning on page 21 of this report.

We developed a FireIce® Home Defense Unit which is designed to allow a homeowner to apply FireIce® to their home in order to protect the home from an advancing wildfire. In January 2012, two homes were protected by firefighters from a fast moving grass fire in Montana by applying FireIce® to the homes and surrounding foliage. To date, the sales of the Home Defense Unit have not been material. We expect to support the Home Defense Unit by continuing to market it in California and in other western states where homes are threatened by wildfires. These efforts may include local advertising where appropriate and recruiting local distributors. We currently have one distributor in each of Colorado, Montana and Southern California.

The Home Defense Unit is sold in three versions (i) an industrial version which includes a pressure cleaner, a patented wand assembly and FireIce® powder; (ii) a smaller version for homeowners which consists of a smaller pressure cleaner, a patented wand assembly and FireIce® powder; and (iii) the patented wand assembly and FireIce® powder for those homeowners who have pressure cleaners.

International Sales

In addition to domestic sales, we have also devoted significant efforts to sell FireIce® internationally. We believe the international market presents us with an important opportunity.

In November 2011, we entered into an exclusive distribution agreement for Australia. Our distributor, which has operations in 38 countries and generates annual revenues of €2 billion, is required to make minimum annual purchases in order to retain its exclusive status. Over the initial five year term of the agreement, the total minimum purchases amount to $10.1 million. Minimum annual sales required in 2012 amount to $350,000. Since November 2011, our Australian distributor has made product purchases in the amount of $63,000.

In March 2012, the Company entered into a five year exclusive distribution for Turkey. In order to maintain exclusivity, the distributor has agreed to minimum annual purchases totaling $925,000 over the next five years. Initially, our Turkish distributor is required to make minimum purchases of $175,000 through 2013. To date, the Turkish distributor has made product purchases totaling $33,000.

In July, 2012 we entered into an exclusive distribution agreement for the People’s Republic of China. Under the agreement, our distributor is required to make annual minimum purchases in order to maintain exclusivity and to be eligible for preferred pricing. Over the ten year term of the agreement, these minimum purchases total $87.9 million. We expect to ship the initial order of $350,000 under this agreement in October 2012. We were delayed in entering into this agreement because of an issue with a former distributor in China.

In addition to the distributor agreements in the countries noted above, we have made significant progress to advance the sale of FireIce® in Russia. In conjunction with our Russian agent, our product has been tested and approved for use by both EMERCOM, the Russian equivalent of FEMA in the United States and by the Russian Ministry of Defense. In connection with these efforts we have visited Russia to demonstrate our product and have provided product for each agency to use in testing. Further, we have demonstrated our product in Brazil, where it was recently approved for use, and have held preliminary discussions with several entities in other Asian and Pacific Rim markets.

In our international sales program, we require payment in advance of shipment through irrevocable letters of credit. We also require payment in United States dollars to eliminate the risk of currency fluctuation.

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The base ingredients of FireIce® are manufactured by a third party and packaging is performed for us by two other third parties. However, there are also several other companies that are able to manufacture the base ingredients.

Competition

The fire suppression market is highly competitive. However, we believe we will be able to compete effectively because:

●	FireIce® is more effective than other fire suppressants.
●	The price per gallon of FireIce® is significantly less than our competitors’ products.
●

The effectiveness of FireIce® to rapidly extinguish and deter rekindling, allows fire departments to put out fires faster which save manpower and overtime costs associated with spending extra time on a fire scene.

●	Once a fire has been extinguished, any dispensing system used to apply FireIce® can be easily cleaned with water from a garden hose.
●	Currently, FireIce® is the only water enhancing gel that can be applied to fires as a suppressant.
●

FireIce® is different from foam. Foam consists of air bubbles in water and a small amount of surfactant. When the bubbles burst, the foam collapses. When mixed with FireIce®, water is held by a three-dimensional network of cross-linked polymers. When FireIce® is applied to the fire, the water evaporates and the liquid collapses, sapping the fire of not only heat but oxygen as well. It takes longer for water to evaporate from our polymer than for air bubbles to burst. We believe this is how FireIce® provides more efficient protection and lasts longer than foam.

In the wildland firefighting industry, the market is made up of the numerous state and federal agencies responsible for protecting state and federal wildlands and parks. The market leader in the wildland chemicals industry is Phoschek. Because of the strong relationships Phoschek has with these agencies, many dating back to the 1960’s, and the natural resistance to change, which can be even greater in the government sector, we have encountered significant resistance as we attempt to gain market share. Nonetheless, we believe that FireIce® has distinct advantages over Phoschek’s products in aerial attack operations. FireIce® is more effective at suppressing fires, is non-corrosive to aircraft parts, is lighter than current Phoschek products thus reducing airframe stress and maximum load issues, is not harmful to plant fish and wildlife and is less expensive. Phoschek is a long-term retardant. FireIce® is used in “direct attack” and, long-term retardant is used in “indirect attack”. Direct attack is when the product is dropped directly on the fire. Indirect attack is when the product is used to create a fire break in front of the fire. Some long-term retardant gels take time to dry and cure in order to create a fire break. FireIce® is ready immediately to be used on fires. Based on these factors and our successes when used in New Mexico and Washington, we believe we will eventually overcome the competitive barriers.

Another significant competitor is Tyco Fire & Security, a major business segment of publicly-traded Tyco International Ltd. (NYSE: TYC). Tyco Fire & Security produces ANSUL®, a premium brand of special hazard fire protection products including fire extinguishers and hand line units, pre-engineered restaurant, vehicle, and industrial systems; sophisticated fire detection/suppression systems and a complete line of dry chemical, foam, and gaseous extinguishing agents. Tyco Fire & Security is a very well funded company and has significantly more financial, marketing and sales resources than us. Ansul’s main sales thrust is the installation of “in building” fire suppression systems, but they manufacture a wide variety of products. They also have a very extensive distributor list and have a significant share of the market that we are attempting to enter.

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

Thermo-Gel® provides the fire fighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It does require special expensive equipment to use. Thermo-Gel is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the Forest Service. In addition to the expense of the equipment needed to use the product, ThermoGel also requires frequent agitation to remain usable, has poor drop characteristics, requires a 30 minute hydration time and is difficult to clean off of aircraft, mixing equipment and airport tarmacs.

Barricade International, Inc. is a small company that is also marketing a liquid fire retardant gel which has been approved by the Forest Service. Barricade’s product is an emulsion gel, which comes in a liquid form and is made from completely different materials than FireIce®. We do not believe it is any real competitive threat to our FireIce® because:

●	Its gel is significantly more expensive than ours.
●	Even though the gel is designed to protect homes and structures, it is not designed to directly protect firefighters and other first responders as FireIce® is capable of doing.
●	Unlike FireIce®, Barricade’s gel only works with the device it manufactures and that must be purchased from Barricade.

●	Barricade’s mixture has to be shaken every 30 to 60 days or it hardens and becomes unusable.
●

Unlike FireIce®, its product is not allowed to be put into any type of firefighter equipment or pumper trucks. It hardens in a short time period, which is not conducive to the intricate pieces of firefighting equipment. Barricade claims that in a worst case scenario objects coated with their gel may have to be pressure cleaned.

●	Barricade’s gel is an emulsion gel, which means it is already a liquid. It must be sprayed ahead of time and allowed to cure and turn into a hardened substance with a Styrofoam type of feel.
●	Unlike Barricade’s product, FireIce® will not affect the paint on the structure and FireIce® can be removed with water alone.

Seasonality

There is no real seasonality to structural fires. These occur throughout the year. In wildland fires, FireIce® use will be more likely during the warmer, drier summer months when forest and other wildland fires are more prevalent. However, in Southern California wildland fires occur year round and are most damaging in September and October. This seasonality may be minimized as we expand our distribution internationally to countries in the Southern hemisphere.

Soil2O ‘Dust Control’

Industry Overview

Dust control is vital to several industries including agriculture, construction, mining and transportation. In response to the level of dust emissions from agricultural, mining and other industries, the Environmental Protection Agency, or the EPA, issued proposed rules titled National Ambient Air Quality Standards for Particulate Matter which were published in the Federal Register on June 29, 2012. These proposed rules reduce the amount of allowable dust released in the air by one-half. According to the EPA’s website, dust accounts for over 25% of particle matter smaller than 2.5 micrometers in diameter, which are the major cause of reduced visibility or haze in parts of the U.S., and it accounts for over 78% of particle matter smaller than 10 micrometers in diameter, which causes respiratory related health issues. Dust also causes environmental damage such as acid rain, increased acidity in lakes and streams, depletion of nutrients in the soil and damage to sensitive forests and farm crops. In terms of agriculture, a report issued by the Mississippi River Collaborative in April 2011, states that the annual cost of soil erosion in agriculture to U.S. taxpayers is estimated to be between $60 and $100 billion. In 2010, the U.S. Department of Agriculture, or the USDA, released data showing soil erosion in Iowa fields at a rate of 5.2 tons per acre per year. However, an eight-year study conducted by a non-profit organization known as the Environmental Working Group suggests that the actual rate may be as high as 64 tons per acre per year. In terms of mining, the 2009 Minerals Yearbook released by the U.S. Geological Survey, a bureau of the U.S. Department of the Interior, reported that over 4,000 of the 11,000 mines in the U.S. are specifically stone mines which release large amounts of dust in the atmosphere.

The Product

In late fiscal 2011, GelTech launched a new product called Soil₂O® ‘Dust Control’ using its environmentally friendly Soil2O® product. ‘Dust Control’ is useful in a variety of commercial and industrial markets with dust control and moisture retention problems including road construction sites, rock pits, unpaved roadways, landfills and coal piles. In contrast to the standard product used on gravel roads and rock pits and other dust causing surfaces, Soil2O®‘Dust Control’ is environmentally friendly and requires significantly less water. Water is commonly transported to sites in large trucks. Thus, ‘Dust Control’ reduces a company’s carbon footprint by reducing the number of vehicle trips. . In addition, fewer trips reduces labor, water and fuel costs and reduces the wear and tear on vehicles and equipment.

Uses

Soil2O®‘Dust Control’ may be used in a variety of ways to control dust in multiple industries, including the following:

•	Soil2O®‘Dust Control’ may be sprayed on mining, rock quarry or landfill haul roads to eliminate dust from constant traffic

•	Soil2O®‘Dust Control’ can be sprayed on quarry conveyor belts to reduce airborne dust, and
•	Soil2O®‘Dust Control’ can be sprayed on coal ash beds to reduce airborne dust at coal fired power plants

Benefits

Soil2O® ‘Dust Control’ is beneficial because it will reduce the number of times companies will need to spray haul roads, thus reducing water usage, fuel, maintenance and labor costs. In addition, the product is non-toxic and environmentally friendly and can be integrated into the reclamation process for mining companies, instead of being a product that needs to be cleaned up.

Sales and Marketing

We began sales of Soil2O® “Dust Control” in Southern California in December 2010 and have two full-time employees responsible for selling the product, focusing on the rock quarry and construction industries. During fiscal 2011, Soil2O® “Dust Control” accounted for 12% of our revenue, and for the year ended June 30, 2012 these sales accounted for 42.4% of our revenue. In fiscal 2012, we expanded our focus to include the Northeast with the addition of a distributor involved in the water truck rental business in New Jersey.

Competition

Competition in the dust control industry runs the gamut from regional providers of product, trucks and equipment to multinational chemical companies providing chemical solutions and application equipment on a global basis. Generally speaking, the industry consists of products made up of chemical compounds that are in some form or fashion petroleum based, are much more expensive per application and are not environmentally friendly. A large number of companies have chosen to use water alone to mitigate airborne particulate matter. For these companies, our product can be most helpful by reducing the number of watering trips necessary to control dust thus reducing the overall cost of dust control and reducing the cost of any remediation which may be required by current EPA guidelines.

There are a few niche dust control products in the marketplace. The main and most widely used product is Magnesium Chloride (“MagChloride”). MagChloride has a hygroscopic quality which has the ability to absorb moisture from the air, controlling the number of small particles which become airborne. MagChloride still needs many laps with a water truck to keep it hydrated and working. After just a few applications our “Dust Control” product offering helps to limit the times a water truck is needed, saving fuel, labor costs, and thousands of gallons of water per day.

Soil2O®- Agricultural Application

Industry Overview

Irrigation in all forms costs billions of dollars a year. According to the most recent USDA Farm and Ranch Irrigation Survey, farmers spent $4.8 billion on irrigation equipment, facilities, land improvements, and energy to power irrigation pumps in 2008. According to the World Bank’s website, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection. For this reason, the total value of all loans currently held by the World Bank for irrigation and drainage is $3.7 billion. After decades of successfully expanding irrigation and improving productivity, farmers and managers face an emerging crisis in the form of poorly performing irrigation schemes, slow modernization, declining investment, constrained water availability, and environmental degradation. Furthermore, with irrigation costs running into the hundreds of thousands of dollars per golf course, an article in the April 2010 edition of The Golf Course Trades discussed the growing need for golf superintendents to invest in new products and services designed to improve efficiency, conservation and ease of operations.

Drought conditions currently exist in many parts of the U.S. These drought conditions are causing crop shortages as farmers have insufficient water for their crops which is reducing their yield. Additionally, the drought is causing an increase in forest fires in some areas.

The Product

Soil2O®’s main ingredient is a potassium based co-polymer. Versions of this product have been used in the agricultural industry for many years. Soil₂O® can absorb hundreds of times its weight in water. Water is rapidly drawn into a polymer network where it is stored. As the soil dries out, the polymer releases up to 95% of the water it has absorbed back into the soil. Therefore, the water becomes available when the plants need it most. Soil2O® is available in different particle sizes — the finer the size of the particle, the greater its absorption capacity and speed.

We are marketing two distinct versions of Soil₂O®, a sprayable version and a granular one. The sprayable version is a fine particle blend that is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. The granular product has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. The granular version is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

Soil2O® degrades naturally in the soil. Sunlight and salinity exposure make it break down faster. The Soil2O® sprayable version is used as a top dressing and sprayed onto already established turf and grasses. Our formulation provides a specifically formulated particle size which, with irrigation, gets down to the roots to supply turf and grasses with water and nutrients. Since the sprayable particle size is very small and not as protected from the ultraviolet light given off by the sun as the granular form, it is broken down much more rapidly than the granular form. The granular form of Soil2O® is tilled directly into the soil and will last for three to five years without having to be reapplied. The market for the granular product includes newly-designed golf courses, courses doing replanting as part of their continual golf course maintenance or any new landscaping project. Although granular form re-orders for large scale use may be limited due to its long duration in soil, we expect it to be used in both industrial and retail markets for the planting of landscaping which always has constant turnover due to landscaping re-design, re-planting and young tree mortality rates. We have initiated marketing both versions of Soil₂O® to the agricultural market.

Uses

Soil2O® has multiple potential uses in the agricultural market:

●

Soil2O® products are specially designed for use as a soil conditioner for water and nutrient retention, interior and exterior farming including growers, turf farms and greenhouses, landscaping, forestry, horticulture and golf course maintenance. Each product’s goal is to increase the water holding capacity of soils and potting mixes, thereby reducing the frequency of irrigation, as well as reducing leaching of valuable nutrients.

●

Soil2O® can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for turf farms, golf courses and grass in parks and gardens.

●

Soil2O® can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, Soil2O® delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin. In one test, the use of Soil2O® in rain fed sugar cane increased the yield by approximately 25%.

●	By absorbing fertilizer, Soil2O® reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.
●	Soil2O® can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.
●	Soil2O® can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.
●	If Soil2O® is mixed into the soil, cuttings and transplants take root better and watering frequencies are reduced by as much as 30% to 50%.

●

Another potential use of Soil2O® is for floral decoration. Soil2O® is placed in a container with colored water. Soil₂O® absorbs this colored water and becomes colored. The resulting colored gel can be placed in glass containers in which cut flowers may be placed.

We believe that the recent surge in water scarcity in the U.S. has created an opportunity to demonstrate to governments that Soil2O® can provide a solution for the agricultural market. The agriculture market has a substantial problem in regards to fertilizer and nutrient leaching. Soil2O® is currently being evaluated by some of the largest growers in Florida in regards to the leaching issue.

Sales and Marketing

GelTech has focused on rolling out a distribution network in the Southeastern U.S. attempting to attract strong regional suppliers. We are seeking to expand our limited number of distributors and marketing the Soil2O® line to various businesses including sod farms, tree and crop growers, lawn and landscape professionals in the Southeastern U.S.

We are also engaged in discussions with a few international distributors about acting as a distributor for Soil2O® to various markets. We cannot assure you we will be successful in recruiting distributors or that they will sell substantial quantities of Soil2O® at prices that are profitable.

During fiscal 2012, Soil2O® accounted for 7.7% of our revenue.

Raw Materials and Suppliers

Our Soil2O® base ingredients are manufactured for us by a third party. There are several other companies that are also capable of manufacturing the main ingredients.

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to Soil2O®. Some of these companies are:

●	Horticultural Alliance, Inc.
●	Turbo Technologies, Inc.
●	American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. is listed on the Over-the-Counter Bulletin Board, which we refer to as the Bulletin Board. However, from American Soil’s filings with the SEC, it is clear that it has experienced significant losses, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete. It supplies polymer soil additions and other related products. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has two patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on Soil2O® itself or on any of its uses, it is possible that a competitor could reverse engineer Soil2O® and market it under its own brand name. We have filed a patent application for the sprayable version of Soil2O®.

Seasonality

We expect Soil2O® will experience seasonality in sales during the fall and winter quarters. However, we do not expect as much seasonality in the Southeastern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a demand for Soil2O® may be higher if the drought conditions affecting the Midwestern and Southwestern U.S. persist.

SkinArmor™

Overview

SkinArmor™ was developed out of a need for the U.S. Military. Since the ‘Iraqi and Afghanistan Wars’ began, the U.S. Military has had a large number of personnel receiving high intensity burns. When moving personnel, there is a potential for the transport vehicle to come in contact with an “Improvised Explosive Device” or “IED”. Most transports only have airflow from underneath the vehicles to maintain protection from shots taken at them. When a transport comes in contact with an IED the explosion comes from underneath the vehicle, and into the air vents. This two to three second blast creates heat of over 2500°F. SkinArmor™ could be used by soldiers during the transportation process offering protection from this type of an explosion.

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

WeatherTech Innovations®

Weather Tech Innovations, Inc. is our subsidiary that was organized to manage our hurricane suppression project. It has undergone only very limited testing and is not ready for true live testing in hurricanes. We would need to raise $3 to $5 million for preliminary environmental impact studies and to build the appropriate computer and radar facilities for participating universities. Another $50 to $100 million would be needed to fully test the project once the preliminaries goals have been reached and verified. We are uncertain whether we would be able to raise this sum and have not devoted any efforts to do so as we seek to commercialize other products. We are currently not focusing on this product because of the significant cost to continue development.

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

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

●	GelTech Solutions®
●	FireIce®
●	SkinArmor™
●	Soil2O®
●	IceWear™
●	WeatherTech Innovations®

Employees

As of September 21, 2012, we had 19 employees of which all are full-time employees. We hire independent contractors on an “as needed” basis only. None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer and our Chief Technology Officer, we employ three other members of the Cordani family. See the section titled “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development

During the last two fiscal years, GelTech has spent $83,707 and $91,762 on research and development expenses.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $8,211. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices. In addition, we lease space on a month-to-month basis in an industrial yard in California which houses our fleet of vehicles, our mobile mixing vehicle and equipment and provides storage for inventory at a monthly cost of $2,600.

ITEM 3. LEGAL PROCEEDINGS

David Hopkins, a former employee, sued the Company and its Chief Executive Officer, Michael Cordani, in the Palm Beach County, Florida Circuit Court on June 23, 2008, alleging breach of a consulting agreement and an employment agreement purportedly entered into in May and June 2007, respectively. In addition, the Complaint sought relief for fraud, civil theft, invasion of privacy and trespass. On July 23, 2012, a jury returned a verdict against the Company and its Chief Executive Officer, Mr. Michael Cordani as follows: On Claim 1, the Hopkins’s jury awarded the plaintiff $50,000 for invasion of privacy finding that the defendants took personal files and/or photos of the plaintiff that were stored in the Company’s offices. Further, on Claim 2, the jury awarded the plaintiff $5,000 against the defendants for trespass resulting from their alleged unauthorized access to a computer he owned connected to the Company’s computer network or his digital camera kept at the Company’s offices. Under Claim 3, the plaintiff was awarded $150,000 against both defendants for fraudulent misrepresentation. On Claim 4, the jury awarded the plaintiff $200,000 in damages against Mr. Cordani but not against the Company for civil theft based upon an allegation that Mr. Cordani removed an original Consulting Agreement from the plaintiff’s files maintained at the Company’s offices. The Court may possibly triple this $200,000 verdict, which the Company is contesting. On Claim 5, the plaintiff was awarded $841,000 for breach of the Consulting Agreement against the defendants. The jury further found that the defendants were not liable under any written Employment Agreement.

The defendants filed a Motion for Judgment Notwithstanding the Verdict on Claims 3, 4 and 5. The plaintiff filed a Motion for Judgment Notwithstanding the Verdict alleging that to the extent Mr. Cordani was found liable on the civil theft Count, the Company should be liable as well. Both Motions are pending a ruling by the Court.

The Company has limited insurance coverage covering Claims 1 and 3 where the total verdict amounted to $200,000, less a $25,000 self-insured retention amount. The insurance carrier which provided the defense specifically has claimed that it would not provide insurance on Claims 2 and 4, amounting to $205,000 or Claim 5 amounting to $841,000 alleging that there is no insurance coverage for breach of an Employment Agreement. We are in the process of retaining a law firm which specializes in insurance coverage and bad faith. As stated above, the jury exonerated the defendants on the claims relating to an alleged Employment Agreement and found them liable for breach of an alleged Consulting Agreement. Based upon correspondence with the insurance carrier’s attorneys it is unclear whether the damages arising under the alleged Consulting Agreement relating to warrants to purchase common stock are covered.

If the defendants’ motions are not granted, the Company will have 30 days to file an appeal of the decision. Of the amounts awarded by the jury, it is estimated that $200,000 will be paid by the Company’s insurance carriers, however the Company is precluded from recognizing the insurance coverage amount until payment is received. Accordingly, based upon the verdicts, the Company has recorded a reserve for litigation of $1,646,000 as of June 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “GLTC”. Our common stock last traded at $0.64 on September 27, 2012. As of that date there were 246 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

June 30, 2012	$1.20	$0.65
March 31, 2012	$1.34	$0.40
December 31, 2011	$0.85	$0.55
September 30, 2011	$1.88	$0.70

June 30, 2011	$3.75	$1.75
March 31, 2011	$2.00	$0.88
December 31, 2010	$1.50	$1.05
September 30, 2010	$1.60	$0.95

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date(s) of Sale	No. of Securities	Consideration

Investors (1)	5/10/12 to 5/18/12	210,000 shares of common stock	Investment by 10 investors at a purchase price of $0.50 per share.

———————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506 thereunder. The securities were issued to accredited investors who purchased for investment and there was no general solicitation.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O® 'Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, or HDU, a system for applying FireIce® to structures to protect them from wildfires. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

In March 2011, the Company was notified by the Forest Service that its FireIce® product would be listed on the Forest Service’s QPL List. Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and National Park lands. The testing process by the Forest Service began in September 2008 and included a battery of tests including tests for possible toxicity to the environment, decomposition and possible corrosion to land based firefighting equipment and firefighting aircraft. We have not received any material government orders to date.

In May 2012, the Company was awarded four blanket purchase agreements which outline the terms under which FireIce may be used by the Forest Service and other governmental agencies responsible for fighting wildfires on government protected wildlands and in State and National Parks. Although there are only a few companies to receive these blanket purchase agreements, the agreements do not require the Forest Service or other governmental agencies to use FireIce to fight wildfires.

In July 2012, FireIce was successfully used by the Bureau of Indian Affairs (BIA) to protect Jicarilla Apache Nation Indian Reservation near Dulce, New Mexico from an approaching wildfire. Additionally, in June 2012, FireIce® was successfully used by BIA to combat the 300+ acre Romero wildfire near Corrales, New Mexico.

GelTech is expanding its efforts internationally with its recent approval to sell FireIce® in Australia and New Zealand. Moreover, on July 20, 2012, GelTech entered into a ten year distribution agreement with a new Chinese distributor providing for minimum purchases of $87.9 million over the term of the agreement, including $6.0 million in year 1 of the agreement. See the risk factor on page 21 of this report.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. These estimates which are discussed below involve certain assumptions that if incorrect could create a material adverse impact on GelTech’s results of operations and financial condition.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

For the Fiscal Year Ended June 30, 2012 Compared to the Fiscal Year Ended June 30, 2011.

Revenue

For the fiscal year ended June 30, 2012, we had revenue of $419,577 as compared to revenue of $221,804 for the fiscal year ended June 30, 2011. Revenue during the fiscal year ended June 30, 2012 consisted of sales of FireIce® and Soil2O® amounting to $209,441 and $210,136, respectively. Revenue in 2011 consisted of sales of FireIce® and Soil2O® amounting to approximately $160,200 and $61,604, respectively. We anticipate that our revenues from both FireIce® and Soil2O® will increase in fiscal 2013.

Cost of Goods Sold

For the fiscal year ended June 30, 2012, our costs of goods sold were $185,419 as compared to $101,888 for the fiscal year ended June 30, 2011. The change is consistent with the increase in sales. We expect that our cost of sales will follow the same trend as our revenues in fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,035,418 for the fiscal year ended June 30, 2012 as compared to $5,291,220 for the fiscal year ended June 30, 2011. This decrease is reflective of decreases in the following major expense categories:

Sales and marketing expense - Sales and marketing expenses decreased $333,000 as the Company reduced spending for radio and television advertising of the HDU by $184,000, reduced the number and expense associated with certain trade shows attended by $64,000 and did not incur website design costs of $72,000 related to the new website rollout which were recognized in fiscal 2011. In 2012, the Company focused its marketing efforts on developing product marketing and instructional videos while upgrading our website and our Internet sales portal. Recently, we began a search engine optimization program to drive more traffic to our website where visitors can learn about our products and our Company.

Professional fees - Professional fees decreased $513,000 related to a reduction of general legal and expense of $84,000, the absence in 2012 of the option grants to professional consultants valued at $372,000 which were made in fiscal 2011 and an $83,000 reduction in professional fees for CFO services as a result of our part time consulting CFO becoming a full time employee.

Investor relations - Investor relation costs decreased $354,000 resulting from a change in investor relations firms in fiscal 2012 and from the absence of a restricted stock grant value at $140,000 which was made in fiscal 2011. It is anticipated that these costs will continue at the fiscal 2012 levels in fiscal 2013.

Travel expense - Travel expense decreased $63,000 related to a reduction in the number of trips due to the reduced participation in trade shows.

These expense reductions were partially offset by increases in the following major expense categories:

Salaries and employee benefits – Salaries and employee benefits increased $506,000 as a result of the hiring of five additional fulltime employees including a full-time CFO resulting in an increase of $414,000 and increases in executive compensation of $90,000. It is anticipated that these costs will increase in fiscal 2013 as we add field personnel to increase awareness of our product and endeavor to increase revenues generated from wildfire activities.

Non-cash compensation – Non-cash compensation expense related to director, executive and employee stock options increased $434,000 in fiscal 2012 related to grants made in fiscal 2011 and 2012 which vested in 2012. We would anticipate that these expenses would remain fairly constant over the next few years.

Research and Development Costs

Research and development costs for the fiscal year ended June 30, 2012 were $83,707¸ as compared to $91,762 during the fiscal year ended June 30, 2012. The lower amount in fiscal 2012 related to research into product coloring dyes and further refinement of the FireIce® eductor system. We expect that these costs will continue at a relatively even level as we continue to explore new products and new applications of our existing products.

Other Income (Expense)

Net other expense for the fiscal year ended June 30, 2012 was $2,245,092 as compared to $763,575 for the fiscal year ended June 30, 2011. Net other expense in fiscal 2012 consisted of losses on settlements of $1,500 in cash and $300,000 in restricted common stock, related to the satisfaction of debts of the Company’s predecessor company, a non-cash expense of $17,753 representing the cost of reducing the exercise price of warrants in order to induce their exercise, interest expense related to the company’s convertible notes of $280,000, of which $2,800 represented cash payments with the remainder consisting of accrued interest and note discount amortization, and an accrual of $1,646,000 in connection with the jury verdict related to the lawsuit brought by a former consultant. In fiscal 2011, net other expense resulted from a loss on extinguishment of debt in the amount $267,390 related to the reduction in our line of credit and the conversion of the remaining balance into a five year convertible note, a $50,000 loss on settlement with a former shareholder of Dyn-O-Mat Corporation, and a $62,414 non-cash expense related to warrants granted to induce the exercise of warrants which were "out of the money" and interest expense of $387,254. The interest expense in fiscal 2011 consisted of cash payments of $44,000, amortization of non-cash debt issuance costs of $194,000 and accrued interest of $149,000. Interest expense is expected to remain fairly constant in fiscal 2012.

Net Loss

For the fiscal year ended June 30, 2012 our net loss was $7,130,059 as compared to $6,026,641 for the fiscal year ended June 30, 2011. The increase in the net loss was the result of the higher net other expense which was partially offset by higher gross profit and lower total operating expenses as described above. Net loss per common share was $0.31 for the fiscal year ended June 30, 2012 as compared to a net loss per common share of $0.32 for the fiscal year ended June 30, 2011. The weighted average number of shares outstanding was 23,036,823 and 18,637,833 for the fiscal years ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2012, we used net cash of $3,634,531 in operating activities as compared to $3,636,213 for the fiscal year ended June 30, 2011. The slight decrease in cash used from operations was primarily the result of a decrease in stock options issued for non-employee services of $322,850, a decrease in common stock issued for services of $168,500, the absence in fiscal 2012 of a loss on extinguishment of debt of $267,390 and the $62,414 cost of warrants issued to induce the exercise of "out of the money" warrants which were partially offset by the increase in the net loss of $903,000, for the reasons identified above, an increase in stock option compensation expense of $450,000, a common stock issued as settlement of $300,000, amortization of the note discounts related to the beneficial conversion features of convertible notes of $193,044 and a $1,406,339 improvement in non-debt working capital balances.

Cash flows used in investing activities for the fiscal year ended June 30, 2012 amounted to $30,258 which consisted of the purchase of ancillary vehicle equipment and general office equipment in fiscal 2012. In fiscal 2011, cash used in investing activities amounted to $205,077 resulting from the purchase of a mobile mixing truck to enable FireIce® to be used to mix FireIce® for use on brush and wildfire applications. This vehicle is a mobile mixing truck containing a 3,000 gallon tank which will enable GelTech to work directly on the fire lines supplying the Forest Service or any other fire control agency up to 250,000 gallons of FireIce® per day. In addition, 2011 purchases included the purchase of a support vehicle for the FireIce® application and two demonstration vehicles for the Soil2O® ‘Dust Control’ application.

Cash flows from financing activities for the fiscal year ended June 30, 2012 were $1,792,007 as compared to $5,172,470 for the fiscal year ended June 30, 2011. During the fiscal year ended June 30, 2012, we received $571,700 from the sale of common stock in private placements, received $610,000 from sales stock in connection with our Stock Purchase Agreement with Lincoln Park Capital Fund, LLC, which we refer to as “LPC” or “Lincoln Park”, received $75,835 and $65,000 from the exercise of options and warrants, respectively, received $105,000 from convertible notes with third parties, $325,000 from convertible notes with related parties and received $89,380 from notes payable with related parties. These fundings were used to make payments on related party notes of $5,000 and to make payments on insurance premium finance contracts of $44,908. During the fiscal year ended June 30, 2011, GelTech received $3,272,766 from the sale of stock and warrants to Lincoln Park, $1,429,320 from the sale of common stock and warrants to accredited investors in private placement transactions, $379,129 from the exercise of warrants for cash and $122,000 from the exercise of options for cash. These receipts were used for working capital, capital expenditures for equipment and vehicles and to repay $30,745 of insurance financing.

As of September 27, 2012, we had $507,000 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand. On January 4, 2012, the Company signed a $5 million purchase agreement with LPC. Upon signing the agreement, the Company received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 166,667 shares of the Company’s common stock. The Company also entered into a registration rights agreement with LPC whereby a registration statement was filed on January 6, 2012 related to the transaction with the SEC covering the shares that may be issued to LPC under the purchase agreement. Five days after the SEC declared the registration statement to be effective, which occurred on March 26, 2012, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to an additional $4.9 million. The Company believes the LPC purchase agreement could provide the Company with a sufficient amount of working capital for the next 14 months; however the Company has continued to meet with additional potential investors to explore other financing alternatives.

In September 2012, three convertible original issue discount notes in the amount of $184,500, convertible into shares of common stock at $0.50 per share, and due in September 2012, were exchanged for three convertible original issue discount notes in the aggregate amount of $206,640, convertible into shares of common stock at $0.50 per share and due in September 2013. In addition, our largest principal shareholder has indicated his intention to convert his convertible original issue discount note in the amount of $322,996 into common shares when it becomes due on September 28, 2012.

Ultimately, if the Company is unable to generate substantial cash flows from sales of our products or complete financings, the Company may not be able to remain operational. If our current motion to vacate the jury award is denied, we will have 10 days to post either a bond and/or cash collateral equal to 115% of the verdict, net of amounts covered by insurance, or up to $1,662,900. The Company is exploring raising significant capital which it believes would permit it to build inventory and infrastructure to fulfill large government orders. There can be no assurance that we will complete any large financing or otherwise be able to meet our working capital needs, including satisfying the adverse jury verdict.

Related Party Transactions

In December 2011, the Company issued 441,177 shares of common stock to a director in settlement of a loan amount due to the director by the Company's predecessor company. The fair value of the shares issued was $300,000, calculated using the closing price on the date of the settlement, and was recorded as a loss on settlement. As further inducement to enter into the settlement, the Company offered to reduce the exercise price of warrants held by the director from $1.50 to $0.50 per share if the director exercised the warrants within a short period of time. The Company issued 130,000 shares of common stock to the director in exchange for $65,000 in connection with the preceding offer. As a result, the Company recognized a loss on warrant repricing of $5,834 representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding the results from the litigation described in this report, our expectations of future revenues and cost of sales, anticipated capital expenditures, expectations regarding our working capital, and our liquidity.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in GelTech. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $7.1 million in fiscal 2012 and $6 million in fiscal 2011. We had net losses of approximately $3.1 million for the three months ended June 30, 2012. We anticipate these losses will continue for the foreseeable future. We currently have a working capital deficiency and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce® and Soil2O® ‘Dust Control’ and obtaining adequate financing.

In January 2012, we signed a Purchase Agreement with Lincoln Park. Under the Purchase Agreement, we have sold $1,330,003 to Lincoln Park. We may direct Lincoln Park to purchase up to an additional $3,669,997 of our common stock over a period ending October 1, 2014, assuming an effective registration statement.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from Lincoln Park does not occur, Lincoln Park suffers liquidity issues and is unable to comply with its obligations under the Purchase Agreement, the funding is prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise additional debt or equity capital, we may not be able to remain operational.

We have negative working capital and borrowed approximately (i) $90,000 from our management in December 2011, (ii) $184,000 from three individuals including a director in March 2012 and (iii) $333,000 from our principal shareholder in March 2012. See the section titled “Certain Relationships and Related Transactions, and Director Independence” for further information on these loans. Additionally, we have $1,497,483 in long-term convertible debt held by our principal shareholder, which is due in February 2016. Because we are not currently generating positive cash flow, we need to sell debt or equity securities whether from Lincoln Park or any other party. If our stock price is below the $0.35 minimum price, we will be unable to sell shares to Lincoln Park to help support our operations.

Because of the lingering effects of the recession, the lack of available credit for companies like us and our stock price and trading volume, we may be hampered in our ability to raise the necessary working capital. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we do not raise the necessary working capital and/or increase revenue, we will not be able to remain operational.

Because we have not generated material sales of FireIce® since it was launched over two years ago, there can be no assurances it will be accepted by potential customers.

We launched FireIce® in fiscal 2009 and although we have generated $1.1 million in sales, we have not yet achieved a consistent sustainable revenue stream. There are multiple factors, which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

●	We need to convince potential customers, including federal and state governments, that FireIce® is superior to and less costly than competitive products.
●	We may need additional capital in order to demonstrate to governments that we can rapidly fulfill orders.
●	In seeking to sell FireIce®, we face substantial competition and must deal with the natural reluctance of people to change.
●	Internationally, we are required to comply with local laws which may require certification of FireIce®, a local partner, local licenses and other matters which are barriers to our selling FireIce®.

Because we have a limited operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

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

Because we have not yet generated material revenue to date, it may never result in the generation of material revenue or profitability.

Since our incorporation in 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and Soil₂O®. Our marketing of these products is subject to a number of risks, including:

●	In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition.
●	We have not proven that we have the ability to market and sell our products.
●

Although we have a pending U.S. patent application for the sprayable form of Soil₂O®, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil2O® granular;

●	If the pending patent application is not granted for the sprayable form of Soil2O®, we will face direct competition, which can erode any market share we may achieve and create pricing pressure; and

We cannot assure you that our marketing efforts will result in material sales or that if it does result in material sales, that such sales will necessarily translate into profitability.

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

Although we began marketing of Soil2O® in 2007, we have not achieved material sales.

Although we began marketing and selling Soil2O® as a product providing a solution to golf courses facing drought conditions in 2007, we have not generated material sales. Initially, we entered into an exclusive distribution agreement with a third party for the States of Florida and Arizona. We have terminated the exclusive nature of that agreement because of limited sales. We may not be able to sell Soil2O® in volumes and at prices, which will be profitable to us. We have to expand our sales and distribution efforts to other states. Additionally, we must recruit distributors for agricultural usage of Soil2O®. If we cannot expand our sales and distribution network, our future sales of Soil2O® will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southeastern U.S.

If our Chinese Distributor is unable to find parties to purchase FireIce®, we will not receive the revenues we anticipate from our exclusive Distribution Agreement.

In July 2012, we entered into an Exclusive Distribution Agreement with Xinfang Group, or the Distributor. Pursuant to the agreement, GelTech granted the Distributor the exclusive right to market, promote and sell FireIce in the People’s Republic of China, Hong Kong, Macau and Taiwan. In order for the Distributor to maintain their exclusivity and pricing under the agreement, the Distributor will be required to purchase a minimum of $87.9 million over the 10 year term of the agreement, including $6.0 million in the first year, $7.2 million in the second year and 5% increases thereafter. We cannot assure you that the Distributor will purchase the required minimums in order to maintain their exclusivity or purchase any FireIce. If the Distributor is unable to sell FireIce, we will not collect any revenue from the agreement beyond the initial purchase expected in October 2012. If the Distributor fails to maintain its exclusivity, GelTech will seek to enter into a distribution agreement with a new distributor but we cannot provide any assurances that a favorable agreement with a new distributor will be attainable.

If we are unsuccessful in overturning the adverse jury verdict, the judgment creditor will be in a position to seize our assets and cause us to cease operation.

We have been advised by our insurance company that it will not pay $1,446,000 of the recent adverse jury verdict plus an additional $25,000 deductible. We do not have sufficient funds to pay this adverse verdict. While we intend to appeal, we must post a bond within 10 days after any judgment is entered against us in order to stay execution on the judgment. In the event that we are unable to post bond, or if the Motion for New Trial we have filed is denied and the appeal is unsuccessful, we will be required to pay the amount of the judgment plus statutory interest. If we fail to do so, the plaintiff, as a judgment creditor, can take action to seize our assets and we may not be able to remain in business.

If we are unable to convince the Forest Service to modify its approval of FireIce®, it will hinder our ability to generate revenue from extinguishing wildfires.

Although the Forest Service approved FireIce in March 2011, the approval process was flawed because the viscosity required to drop FireIce from multi-engine airplanes and fixed tank helicopters is contrary to GelTech’s express instructions and therefore doomed to fail. We recently confirmed this with an independent testing laboratory. Another obstacle from the Forest Service is that they have established a “policy” which does not permit FireIce to be dropped from the large tanker planes that are the main weapons in fighting wild fires. GelTech is seeking to resolve its issues with the Forest Service administratively and believes these issues will be resolved in the near future. If we are unsuccessful in resolving these issues with the Forest Service, it will have an adverse impact on our future results of operations.

Because we do not have a patent on Soil2O® or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to Soil2O®. Because we lack any patent protection on Soil2O® itself and have only a patent pending for the sprayable form, there is a substantial risk that one of these competitors could determine how to make the granular form of Soil2O® and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

A change in environmental regulations may adversely affect the use of FireIce® and Soil2O® and may hinder our ability to generate revenue from this line of business.

While we believe that FireIce® and Soil2O® (including Soil2O® “Dust Control™”) are environmentally friendly, we may become subject to changing environmental regulations that could adversely affect the use of it. If we do become subject to environmental regulations, the use of FireIce® and Soil2O® may be limited as compared to other technologies which may be less expensive or more efficient.

FireIce® and Soil2O® face substantial competition in the fire suppression and moisture preservation markets, respectively, and there is no guarantee potential customers will select our products over those of our competitors.

We face multiple competitors in the fire suppression, fire retardation and moisture preservation markets. In the fire suppression and retardation fields, we face substantial competition including with one company that is the principal vendor to the Forest Service. In the moisture preservation areas, we face competition from numerous independently owned businesses that have competing and in some case very similar products. In addition, companies may be developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed.

Many of our competitors are capable of developing or have developed and are capable of continuing to develop products based on similar or other technology, which are or may be competitive with our products and technologies. We believe several of our competitors in the fire fighting business has substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Because our competitors in the moisture preservation markets are private companies, we are unable to determine the amount of financial and other resources they have available. However, some of these companies appear to have had much greater marketing experience than we have. Potential customers may prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers.

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

Because we are pursuing distribution channels internationally, we will be required to focus on unique local laws including required licenses, certifications or other requirements to use our products which may vary from country to country. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

●	Certification of our products in each country;
●	Changes in laws or regulations resulting in more burdensome governmental controls, regulation of the markets in which our products are used;
●	Political and economic instability;
●	Extended payment terms beyond those customarily offered in the United States;
●	Protecting and enforcing our intellectual property rights;
●	Protectionist laws and business practices that favor local businesses in some countries;
●	Higher costs associated with doing business internationally;
●	Trade and tariff restrictions;
●	Difficulties in managing sales representatives and employees outside the United States; and

●	Additionally, if we change our policy and accept payments in currencies other than the U.S. dollar, we will be subject to currency fluctuation risks.
●	Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

If we face intellectual property litigation filed by third parties, we will be subject to a number of possible adverse consequences including being required to finance very expensive litigation.

Third parties may assert patent and other intellectual property infringement litigation against us claiming our products infringe on its patents or otherwise violates its intellectual property rights. Any lawsuit, whether or not successful, could:

●	Divert management’s attention;
●	Result in prohibitive costs; or
●	Require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, agreements with third parties may require us to indemnify them for intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our intellectual property including our patents is our key asset. We currently expect to commercialize two U.S. patents and eight patent pendings. We regard the protection of our intellectual property as critical to our success. In addition to pursuing patents, we have taken steps to protect our intellectual property by entering into confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection of our intellectual property rights could adversely affect our business and financial results.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Bulletin Board, or the Bulletin Board, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	sales by Lincoln Park,
●	our failure to generate revenue,
●	our failure to achieve and maintain profitability,
●	short selling activities,
●	the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,
●	actual or anticipated variations in our quarterly results of operations,
●	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,
●	the loss of major customers or product or component suppliers,
●	the loss of significant business relationships,
●	our failure to meet financial analysts’ performance expectations,
●	changes in earnings estimates and recommendations by financial analysts, or
●	changes in market valuations of similar companies.

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

As of September 24, 2012, we had outstanding approximately 26.8 million shares of common stock, of which our principal shareholder owns approximately 6.5 million shares and directors and executive officers own approximately 2.3 million shares, which are subject to the limitations of Rule 144 under the Securities Act. Substantially all of the remaining outstanding shares are freely tradable.

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

If our common stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our common stock is eligible for electronic settlement rather than delivery of paper certificates, DTC in the last several years has imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the Bulletin Board. Depending on the type of restriction, it can prevent shareholders from buying or selling our shares and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock, if it were your ability to sell your shares would be limited.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

See pages F-1 through F-30.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Age	Position
Michael Cordani	52	Chief Executive Officer and Director
Jerome Eisenberg	73	Executive Chairman and Chairman of the Board
Joseph Ingarra	39	President and Director
Peter Cordani	51	Chief Technology Officer and Director
Michael Hull	59	Chief Financial Officer
Michael Becker	60	Director
Leonard Mass	71	Director
Phil O’Connell, Jr.	72	Director

Biographies

Michael Cordani has been our Chief Executive Officer and a director since inception. From June 25, 2007 until September 21, 2012, Mr. Cordani was our Chairman of the Board. Mr. Cordani was selected as a director for his 20 years of experience in management. In addition, Mr. Cordani was selected because he is our Chief Executive Officer.

Jerome Eisenberg has been our Chairman of the Board and Executive Chairman since September 21, 2012 and a director since February 1, 2010. Since 2006, Mr. Eisenberg has been Chairman of the Board of ORBCOMM, Inc. (NASDAQ: ORBC), a leading provider of global satellite and cellular data communications solutions for asset tracking, management, and remote control. From December 2004 until March 2008, Mr. Eisenberg served as the Chief Executive Officer of ORBCOMM, Inc. Mr. Eisenberg has been a director of ORBCOMM, Inc. since 2004. In July 2009, Mr. Eisenberg became Chief Executive Officer of TFISA LLC, or TFISA, a company formed to distribute FireIce® internationally. Mr. Eisenberg was selected as a director because of his experience with public companies.

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

Michael Hull became our Chief Financial Officer on March 17, 2008. Until September 1, 2011, Mr. Hull was working for us on a part-time basis. Since then, Mr. Hull has been with us on a full-time basis. From January 2008 until December 2009, Mr. Hull was a Director of CFO Services for WSR Consulting, Inc., which we refer to as WSR, which provides Chief Financial Officer and related services to businesses. Prior to Mr. Hull becoming a full-time employee, WSR provided Chief Financial Officer services to GelTech. See the section titled “Certain Relationships and Related Transactions, and Director Independence” for further description.  Until August 31, 2011, Mr. Hull spent the majority of his time providing accounting services for Ecosphere Technologies, Inc. (OTCBB: ESPH) a diversified water engineering, technology licensing and environmental services company. From November 2006 through November 2007, Mr. Hull was Chief Financial Officer of BabyUniverse, Inc., an Internet retailer. Previously, Mr. Hull spent 11 years in public accounting with the South Florida audit practice of Price Waterhouse. Mr. Hull is a Certified Public Accountant in Florida.

Michael Becker became a director of GelTech on January 3, 2012. Mr. Becker has been President of the accounting firm Michael C. Becker & Co. since 1979. From 1976 until August 2007, Mr. Becker served on the Miami-Dade Fire Department and retired as the Chief Fire Officer. Mr. Becker is a Certified Public Accountant in Florida. Mr. Becker was selected as a director because of his experience as an accountant, his knowledge of the fire industry and because he is independent.

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

Mr. Michael Cordani, our Chief Executive Officer and a director, is the brother of Mr. Peter Cordani, our Chief Technology Officer and a director. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. We have never had an annual meeting of shareholders. See the section titled “Certain Relationships and Related Transactions, and Director Independence” below for further information concerning our employment of Cordani family members.

Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee and a Nominating Committee. The Board and its Committees meet throughout the year and act by written consent from time to time as appropriate. Committees regularly report on their activities and actions to the Board. The Audit Committee has a written charter approved by the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating
Michael Cordani				✓
Joseph Ingarra
Peter Cordani
Michael Becker	✓	✓
Jerome Eisenberg		✓		✓
Leonard Mass	✓	✓	✓
Phil D. O’Connell, Jr.	✓	✓	✓	✓

Director Independence

Our Board has determined that Messrs. Becker, Mass and O’Connell are independent under the NYSE MKT Listing Rules in addition to their independence standards for audit committee members.

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

Audit Committee Financial Expert

Our Board has determined that Mr. Michael Becker is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2008 Equity Incentive Plan, which we refer to as the “Plan”.

Nominating Committee

The responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establish procedures for the nomination process including procedures and the oversight of the evaluations of the Board and management.  The Nominating Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders since no shareholders have made any recommendations.  If we receive any shareholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Mrs. Darlene Cordani.

Shareholder Communications and Procedures to Elect Directors

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

There have been no material changes to the procedures by which security holders may recommend nominees to GelTech’s Board.  See the description of the Nominating Committee above.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on the Company. Our compensation has the following risk-limiting characteristics:

•

Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•

A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term Company results.

•	Awards are not tied to formulas that could focus executives on specific short-term outcomes;

•	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and
•

Equity awards, generally, have multi-year vesting periods which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2012.

Item 11. Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)(1)	Total ($)(j)
Michael Cordani	2012	150,000	106,757 (2)	256,757
Chief Executive Officer	2011	132,292	820,025 (3)	952,317

Joseph Ingarra	2012	150,000	123,768 (2)	273,768
President	2011	132,292	820,025 (3)	952,317

Peter Cordani	2012	150,000	106,757 (2)	256,757
Chief Technology Officer	2011	132,292	820,025 (3)	952,317

———————

(1)

The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)

Each of the Named Executive Officers were granted: (i) 175,000 stock options (exercisable at $0.81 per share) vesting in six equal increments each June 30th and December 31st beginning December 31st, 2011 and (ii) 150,000 stock options (exercisable at $0.74 per share) vesting based upon meeting specific performance milestones. Of the stock options described under (ii) in the preceding sentence, in July 2012, one of the three milestones was met and 50,000 stock options have vested.

(3)

Includes 750,000 stock options (exercisable at $1.22 per share) of which: (i) 150,000 vested immediately and (ii) the remaining vest in six equal increments each June 30th and December 31, with the first vesting date being June 30, 2011. Also includes 250,000 stock options (exercisable at $1.25 per share) which vest annually, and subject to meeting certain performance milestones of which none of the performance milestones have been meet. All of these options are subject to continued employment as of each applicable vesting date. In June 2012, GelTech extended the due date on 50,000 fully vested stock options held by Mr. Joseph Ingarra.

The chart below summarizes the terms and conditions of these employment agreements with our executive officers.

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

———————

(1)

The base salary increases are subject to approval of the Compensation Committee with target salaries for 2012 and 2013 of $200,000, and $225,000, respectively. Increases are to be based upon profitability, positive cash flow and such other factors as the Compensation Committee deems important. This chart does not include September 2011 grants of 175,000 options to each of Messrs. Michael Cordani, Joseph Ingarra and Peter Cordani. Those options are exercisable at $0.81 per share over a 10 year period subject to vesting as described in Note 2 in the Summary Compensation Table.

(2)

Following the completion of each fiscal year, the Compensation Committee will have the discretion to award each of the executives a target bonus based on each Executive’s job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Compensation Committee. No bonuses were awarded for the years ended June 30, 2012 or 2011.

(3)

The options are 10-year options exercisable at $1.25 per share. The options vest in one-third increments each year subject to continued employment on the applicable vesting date and further subject to meeting budgeted revenue targets. Any options which do not vest in a fiscal year are forfeited. However, the Compensation Committee retains discretion to vest any options for a fiscal year in which the applicable performance target was not met. As of the date of this report, none of the options have vested.

(4)	Mr. Hull’s term commenced on September 1, 2011.
(5)

The options are 10-year options exercisable at $0.60 per share. Of these options: (i) 50,000 vested on September 1, 2011 and (ii) the balance vest in six equal increments each June 30 and December 31, beginning December 31, 2011, subject to continued employment on each applicable vesting date. Exercisability is also subject to executing GelTech’s standard Stock Option Agreement.

Termination Provisions

All of the severance payments that our executive officers are entitled to in connection with a termination of their employment are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder. Upon termination without cause or for good reason, Michael Cordani, Joseph Ingarra and Peter Cordani are entitled to one year’s severance and Michael Hull is entitled to six month’s severance. Additionally, each of these executive’s stock options and shares of restricted stock shall immediately vest.

Outstanding Equity Awards

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of June 30, 2012:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised or Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Cordani
Chief Executive Officer	150,000	(1)	0		0		0.667	March 16, 2018
	450,000		300,000	(2)	0		1.22	December 7, 2020
	0		0		250,000	(3)	1.25	March 8, 2021
	58,333		116,667	(4)	0		0.81	September 20, 2021
	0		150,000	(5)	0		0.74	June 20, 2022

Joseph Ingarra	200,000	(1)	0		0		0.667	March 16, 2018
President	450,000		300,000	(2)	0		1.22	December 7, 2020
	0		0		250,000	(3)	1.25	March 8, 2021
	58,333		116,667	(4)	0		0.81	September 20, 2021
	50,000		0	(1)	0		0.80	June 18, 2022
	0		150,000	(5)	0		0.74	June 20, 2022

Peter Cordani	185,007	(1)	0		0		0.667	March 16, 2018
Chief Technology Officer	450,000	(2)	300,000	(2)	0		1.22	December 7, 2020
	0		0		250,000	(3)	1.25	March 8, 2021
	58,333		116,667	(4)	0		0.81	September 20, 2021
	0		150,000	(5)	0		0.74	June 20, 2022

———————

(1)	Fully vested.
(2)

Each executive in this table received a grant of 750,000 options of which 150,000 vested immediately and the remaining vest in six equal increments on each June 30th and December 31st (with first vesting date being June 30, 2011) over a three-year period, subject to continued employment on the applicable vesting date.

(3)

Each executive in this table received a grant of 250,000 options which vest in three equal increments annually over three-year period, subject to continued employment on the anniversary date and further subject to meeting certain performance milestones.

(4)

Each executive in this table received a grant of 175,000 options which vest in six equal increments on each June 30th and December 31st (with first vesting date being December 31, 2011) over a three-year period, subject to continued employment on the applicable vesting date.

(5)	Each executive in this table received a grant of 150,000 options which vest based upon meeting certain performance milestones. In June 2012, one of the performance milestones was met.

Executive Officer Equity Awards

The following chart reflects the number of stock options we have awarded our current executive officers from the beginning of fiscal 2011 until the end of fiscal 2012.

Name	Number of Options	Exercise Price per Share ($)	Expiration Date
Michael Cordani (1)	750,000	1.22	December 7, 2020
Michael Cordani (2)	250,000	1.25	March 8, 2021
Michael Cordani (3)	175,000	0.81	September 20, 2021
Michael Cordani (4)	150,000	0.74	June 20, 2022

Joseph Ingarra (1)	750,000	1.22	December 7, 2020
Joseph Ingarra (2)	250,000	1.25	March 8, 2021
Joseph Ingarra (3)	175,000	0.81	September 20, 2021
Joseph Ingarra (4)	150,000	0.74	June 20, 2022

Peter Cordani (1)	750,000	1.22	December 7, 2020
Peter Cordani (2)	250,000	1.25	March 8, 2021
Peter Cordani (3)	175,000	0.81	September 20, 2021
Peter Cordani (4)	150,000	0.74	June 20, 2022

Michael Hull (5)	150,000	0.60	June 3, 2021
Michael Hull (4)	150,000	0.74	June 20, 2022

———————

(1)	Of these options: (i) 150,000 vested immediately and (ii) the remaining vest in six equal increments on each June 30th and December 31st, with the first vesting date being June 30, 2011.
(2)	Vests in three equal annual increments subject to meeting certain performance milestones and further subject to continued employment on each applicable vesting date.
(3)	Vests in six equal increments each June 30th and December 31st, with the first vesting date being December 31st, 2011.
(4)	Vests based on GelTech meeting certain performance milestones of which one-third of the milestones has been met.
(5)

Of these options: (i) 50,000 vested immediately and (ii) the remaining vest in six equal increments on each June 30th and December 31st, with the first vesting date being December 31, 2011. These options were re-priced from $1.95 in consideration for a loan. See the section titled “Certain Relationships and Related Transactions, and Director Independence”.

Fiscal 2012 Director Compensation Table

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board, as described above.  Because we do not pay compensation to employee directors, Messrs. Michael Cordani, Joseph Ingarra and Peter Cordani were not compensated for their service as directors and are omitted from the following table.

Name	Option Awards ($)(1)	Total ($)
Michael Becker	76,164	76,164
Jerome Eisenberg (2)	76,164	76,164
Anthony Marchese (3)	82,511	82,511
Leonard Mass	76,164	76,164
Phil O’Connell, Jr.	76,164	76,164

———————

(1)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)	Mr. Eisenberg was not appointed Executive Chairman until September 21, 2012 (fiscal 2013).
(3)	Mr. Marchese resigned on September 28, 2011.

On September 21, 2012, Phil O’Connell was granted 350,000 five-year warrants exercisable at $0.63 per share.

Director Equity Awards

The following chart reflects the number of stock options we have awarded our non-employee directors from the beginning of fiscal 2011 until the end of fiscal 2012.

Name	Number of Options	Exercise Price per Share ($)	Expiration Date

Michael Becker (1)	30,000	0.56	January 3, 2022
Michael Becker (1)	5,000	0.56	January 3, 2022

Jerome Eisenberg (2)	55,000	1.21	July 1, 2020
Jerome Eisenberg (3)	50,000	1.25	March 10, 2021

Leonard Mass (2)	50,000	1.21	July 1, 2020
Leonard Mass (1)	5,000	1.38	September 27,2020
Leonard Mass (1)	5,000	1.25	March 10, 2021
Leonard Mass (3)	50,000	1.25	March 10, 2021

Phil O’Connell (2)	60,0000	1.21	July 1, 2020
Phil O’Connell (3)	50,000	1.25	March 10, 2021

———————

(1)	Automatic grant under the Plan in connection with the director’s appointment as a director or a committee member.
(2)	Automatic annual grant under the Plan for service on the Board.
(3)	Vests in six equal increments on each June 30th and December 31st, with the first vesting date being June 30, 2011.

On July 1, 2012, our non-employee directors received automatic grants under the Plan as described below.

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

Initial Grants

Chairman of the Board	50,000 options
Director	30,000 options
Chair of a Committee	10,000 options
Member of a Committee	5,000 options

Annual Grants

Chairman of the Board	35,000 options
Director	50,000 options
Chair of a Committee	10,000 options
Member of a Committee	5,000 options

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

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of June 30, 2012.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -		N/A

Equity compensation plans not approved by security holders (1)(2)	6,587,007	$1.12	N/A

———————

(1)	Includes options and shares of common stock issued under the Plan. Also includes 2,250,000 options granted outside of the Plan.
(2)	Includes 5,752,507 stock options issued to directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of GelTech’s voting stock beneficially owned as of September 25, 2012 by (i) those persons known by GelTech to be owners of more than 5% of GelTech’s common stock, (ii) each director of GelTech, (iii) each Named Executive Officer, and (iv) all executive officers and directors of GelTech as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Michael Cordani (2)	934,775	3.4%
Common Stock	Joseph Ingarra (3)	938,976	3.4%
Common Stock	Peter Cordani (4)	1,462,398	5.3%
Common Stock	Michael Becker (5)	0	0
Common Stock	Jerome Eisenberg (6)	262,917	1.0%
Common Stock	Leonard Mass (7)	163,738	*
Common Stock	Phil O’Connell, Jr. (8)(9)	1,979,191	7.2%
Common Stock	All directors and executive officers as a group (8 persons) (10)	5,877,329	19.4%

5% Shareholder:
Common Stock	Michael Reger (11)	9,813,399	32.3%

———————

* Less than 1%.

(1)

Applicable percentages are based on 26,754,363 shares outstanding as of September 25, 2012, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options and warrants or options and warrants that will vest and become exercisable within 60 days.

(2)

Mr. Cordani is a director and Chief Executive Officer. Shares are held with Mr. Cordani’s wife as tenants by the entirety. Includes 709,333 shares of common stock issuable upon exercise of vested options. Also includes 15,000 shares of common stock held by an adult child of Mr. Cordani. Mr. Cordani disclaims beneficial ownership of these securities and this disclosure shall not be deemed an admission that he is the beneficial owner of either the securities held in the trust or shares held by his children.

(3)	Mr. Ingarra is a director and President. Includes 808,333 shares issuable upon the exercise of vested options.
(4)

Mr. Peter Cordani is a director and Chief Technology Officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani. It owns 397,208 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 743,341 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech.

(5)	Mr. Becker is a director.
(6)	Mr. Eisenberg is Chairman of the Board and Executive Chairman. Represents 109,167 shares issuable upon the exercise of vested options and 153,750 shares underlying a convertible note.
(7)	Mr. Mass is a director. Includes 100,000 shares issuable upon the exercise of vested options.
(8)	Mr. O’Connell is a director. Includes 694,058 shares issuable upon the exercise of warrants. Also includes 150,000 shares issuable upon the exercise of vested options.

(9)

Includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 989,392 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 10,000 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(10)	Includes 133,333 shares issuable upon the exercise of vested options held by Michael Hull, our Chief Financial Officer.
(11)

Includes 1,200,000 shares issuable upon the exercise of warrants and 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Also includes 1,994,085 shares issuable upon the conversion of convertible notes. Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

•	Michael Cordani’s wife as a bookkeeper at $1,000 per week,
•	Michael and Peter Cordani’s father is employed as a researcher at $1,200 per week, and
•	Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

In 2008, we entered into a one-year Consulting Services Agreement with WSR Consulting, Inc. which required WSR to provide accounting and finance services including providing a Chief Financial Officer. Until September 1, 2011, Mr. Michael Hull had been acting as our part-time Chief Financial Officer on behalf of WSR. We paid WSR $5,000 per month for these part-time services. Because Mr. Hull has joined us on a full-time basis, we terminated this agreement.

From August 2008 through May 2009, GelTech and Mr. Michael Reger, the Company’s largest shareholder, entered into a number of transactions relating to Mr. Reger lending GelTech money under a revolving line of credit. On February 18, 2011, GelTech and Mr. Reger renegotiated their line of credit and reduced the principal on the line of credit by $1 million. Mr. Reger agreed to accept 892,857 shares of GelTech’s common stock in consideration for cancelling $1 million of the $2,497,483 line of credit, which was due in May 2011. The remaining $1,497,483 owed under the line of credit has been converted into a five-year note which is convertible at $1.12 per share bearing 5% interest per year. In connection with the loan cancellation, GelTech issued Mr. Reger 1,000,000 five-year warrants exercisable at $1.25 per share and 300,000 five-year warrants exercisable at $1.75 per share. On March 29, 2012, Mr. Reger was issued a $332,996 convertible note (the “Note”). The Note was issued in consideration for Mr. Reger lending GelTech $250,000 as a new investment and $74,874, which was the interest owed as of February 18, 2012 on the outstanding convertible note discussed above in this paragraph. The Note is an original issue discount note with interest of 5% per annum. The Note is due in six months and is convertible into the Company’s common stock at $0.50 per share.

Jerome Eisenberg, Executive Chairman and Chairman of the Board of GelTech, is the Chief Executive Officer of TFISA, a company that was specifically formed to distribute FireIce® and SkinArmor™, in connection with an agreement signed in July 2009 prior to Mr. Eisenberg becoming a director. For the term of the agreement, TFISA has exclusive rights to distribute:

•

FireIce® to governmental agencies worldwide including the U.S. excluding (i) any municipal, state owned or volunteer fire-fighting company or any state fire-fighting instrumentality in the U.S. and (ii) sales of FireIce® Products to the Forest Service.

•	SkinArmor™ worldwide; and
•	Eductors for the FireIce® Pumper Truck to all of Europe and other countries throughout the world.

The agreement expires in December 2015. As of the date of this report, no sales of have been made by TFISA. Furthermore, TFISA has not purchased any products from GelTech. GelTech’s Board of Directors has authorized it to purchase TFISA’s agreement by: (i) paying TFISA $100,000 in four equal $25,000 installments, (ii) issuing TFISA a $1,000,000 5% note, convertible at $0.50 per share, which shall be paid in four $250,000 increments over a four year period and (iii) paying it a commission of 2% on any sales made in the territories which TFISA had rights to under the agreement through the expiration date. No purchase agreement has been signed as of the date of this report.

On December 20, 2011, Michael Cordani, our Chief Executive Officer and a director, and Joe Ingarra, our President and a director lent GelTech $10,000 and $29,380, respectively. In connection with these loans, GelTech issued Messrs. Cordani and Ingarra promissory notes payable on demand. To date we have made repayments under these agreements amounting to $6,200 and $3,000, respectively.

On December 21, 2011, Michael Hull, our Chief Financial Officer, lent GelTech $50,000 and was issued a 60-day promissory note. In connection with the loan, GelTech re-priced 150,000 of Mr. Hull’s options from $1.95 to $0.60. To date, the Company has made repayments of $20,000 on this note. Additionally, on December 21, 2011, GelTech issued 441,177 shares of common stock to Phil O’Connell, a director of GelTech, in exchange for exercising warrants and as settlement of an outstanding claim for loans (totaling approximately $304,000) made by the director to GelTech’s predecessor.

On March 9, 2012, Jerome Eisenberg lent the Company $75,000 and was issued a $76,875 six month original issue discount note with an effective annual interest rate of 5%. The note is convertible into the Company’s common stock $0.50 per share. In September 2012, Mr. Eisenberg exchanged his note for a one year convertible original issues discount note in the amount of $86,100 convertible at $0.50 per share.

On March 29, 2012, the Company received $250,000 from its largest principal shareholder and accrued interest due this shareholder as of February 18, 2012 of $74,874 was paid by including the interest in a new six month convertible original issue discount note in the amount of $332,996. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In September 2012, we received notice that this note would be converted on September 28, 2012.

Mr. Michael Cordani has been found liable on one count of the jury verdict for $200,000 where the jury found the Company not liable. This claim is subject to possible tripling, which the Company contends would be improper. The Company has agreed to indemnify Mr. Cordani if he is ultimately held liable.

See page 29 for a discussion of director independence.

Item 14. Principal Accountants Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in fiscal 2012 and 2011 were approved by the Audit Committee. The following table shows the fees for the fiscal years ended June 30, 2012 and 2011.

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$70,000	$68,900
Audit Related Fees (2)	$5,500	$5,900
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

PART IV

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

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.5	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K	9/28/10	10.1
10.2	Amendment to the Amended and Restated 2007 Equity Incentive Plan	8-K	6/22/12	10.1
10.3	Form of Director Option Agreement				Filed
10.4	Form of Executive Option Agreement*				Filed
10.5	Michael Cordani Employment Agreement*	10-Q	11/7/11	10.2
10.6	Joseph Ingarra Employment Agreement*	10-Q	11/7/11	10.3
10.7	Peter Cordani Employment Agreement*	10-Q	11/7/11	10.4
10.8	Michael Hull Employment Agreement*	10-Q	11/7/11	10.1
10.9	TFISA Distribution Agreement**	10-Q/A	3/21/12	10.2
10.10	Amendment No.1 to the TFISA Distribution Agreement	10-Q/A	3/21/12	10.3
10.11	Eisenberg Convertible Note	S-1/A	3/13/12	10.24
10.12	Reger Convertible Note				Filed
10.13	Credit Enhancement and Financing Security Agreement dated May 29, 2009	10-K	9/28/09	10.1
10.14	Revolving Line of Credit Agreement dated May 29, 2009	10-K	9/28/09	10.2
10.15	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.16	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.17	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.18	Reger Warrant dated May 20, 2010	10-K	9/28/10	10.10
10.19	Reger Note dated February 18, 2011	10-Q	5/13/11	10.11
10.20	Reger Warrant dated February 18, 2011	10-Q	5/13/11	4.2
10.21	Reger Stock Purchase Agreement dated February 18, 2011	10-K	9/28/11	10.15
10.22	Form of OID Note	10-Q	3/31/12	10.1
10.23	Form of Subscription Agreement	10-Q	3/31/12	10.2
10.24	Lincoln Park Purchase Agreement	8-K	1/6/12	10.1
10.25	Lincoln Park Registration Rights Agreement	8-K	1/6/12	10.2

10.26	Lincoln Park Termination Agreement	8-K	1/6/12	10.3
10.27	Hull Note	S-1	1/6/12	10.21
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Furnished***
101 SCH	XBRL Taxonomy Extension Schema				Furnished***
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished***
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished***
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished***
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished***

———————

*

Management compensatory plan or arrangement.

**

Portions of the exhibit have been omitted pursuant to an SEC order granting confidential treatment through July 7, 2013.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the fiscal year ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections.

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

Date: September 28, 2012

GelTech Solutions, Inc.

By:	/s/ MICHAEL CORDANI
Michael Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 28, 2012
Michael Hull

/s/ JOSEPH INGARRA	Director	September 28, 2012
Joseph Ingarra
/s/ MICHAEL CORDANI	Director	September 28, 2012
Michael Cordani

/s/ PETER CORDANI	Director	September 28, 2012
Peter Cordani

/s/ JEROME EISENBERG	Director	September 28, 2012
Jerome Eisenberg

/s/ MICHAEL BECKER	Director	September 28, 2012
Michael Becker

/s/ LEONARD MASS	Director	September 28, 2012
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	September 28, 2012
Phil O’Connell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2012 of $7,130,059 and $3,634,531, respectively, and has a working capital deficit, accumulated deficit and stockholders’ deficit of $1,672,829, $22,799,886 and $2,965,902, respectively, at June 30, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.

Boca Raton, Florida

September 28, 2012

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2012	2011

ASSETS

Cash and cash equivalents	$84,194	$1,956,976
Accounts receivable trade, net	55,160	103,824
Inventories	546,118	393,434
Prepaid consulting	-	42,500
Prepaid expenses and other current assets	45,785	29,784
Total current assets	731,257	2,526,518

Furniture, fixtures and equipment, net	188,779	209,822
Deposits	15,631	15,631

Total assets	$935,667	$2,751,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$234,375	$270,864
Accrued expenses	72,637	168,445
Litigation accrual	1,646,000	-
Notes payable - related parties	84,380	-
Convertible notes - related parties, net of discount	283,230	-
Convertible notes - third parties, net of discount	74,214	-
Insurance premium finance contract	9,250	10,227
Total current liabilities	2,404,086	449,536
Convertible note - related party	1,497,483	1,497,483
Total liabilities	3,901,569	1,947,019

Commitments and contingencies (Note 10)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized; 24,914,474 and 22,104,570 shares issued and outstanding as of June 30, 2012 and 2011, respectively.	24,914	22,105
Additional paid in capital	19,809,070	16,452,674
Accumulated deficit	(22,799,886)	(15,669,827)
Total stockholders' equity (deficit)	(2,965,902)	804,952

Total liabilities and stockholders' equity (deficit)	$935,667	$2,751,971

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2012	2011

Sales	$419,577	$221,804

Cost of goods sold	185,419	101,888

Gross profit	234,158	119,916

Operating expenses:
Selling, general and administrative expenses	5,035,418	5,291,220
Research and development	83,707	91,762

Total operating expenses	5,119,125	5,382,982

Loss from operations	(4,884,967)	(5,263,066)

Other income (expense)
Loss on settlement	(301,500)	(50,000)
Cost of warrants issued to induce warrant exercise	-	(62,414)
Loss on extinguishment of debt	-	(267,390)
Litigation loss	(1,646,000)	-
Cost of repricing warrants to induce exercise	(17,753)	-
Interest income	466	3,483
Interest expense	(280,305)	(387,254)

Total other income (expense)	(2,245,092)	(763,575)

Net loss	$(7,130,059)	$(6,026,641)

Net loss per common share - basic and diluted	$(0.31)	$(0.32)

Weighted average shares outstanding - basic and diluted	23,036,823	18,637,833

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2012 and 2011

	Common	Common	Additional
	Stock	Stock	Paid In	Accumulated
	(Shares)	Par Value	Capital	Deficit	Total

Balance at July 1, 2010	16,538,190	$16,538	$8,512,232	$(9,643,186)	$(1,114,416)

Common stock and warrants issued for cash	1,670,000	1,670	1,427,650	-	1,429,320
Common stock issued for cash	2,282,063	2,282	3,270,484	-	3,272,766
Common stock issued for services	170,000	170	168,330	-	168,500
Common stock issued to retire debt	892,857	894	1,083,606	-	1,084,500
Common stock issued upon exercise of warrants for cash	303,303	303	378,826	-	379,129
Common stock issued upon exercise of options for cash	100,000	100	121,900	-	122,000
Common stock issued for equity commitment fee	75,000	75	(75)	-	-
Common stock issued for cashless exercise of warrants	73,157	73	(73)	-	-
Warrants issued as debt extinguishment fee	-	-	182,890	-	182,890
Options issued to induce warrant exercise	-	-	62,414	-	62,414
Options issued for services	-	-	322,850	-	322,850
Options vested	-	-	921,639	-	921,639
Net loss for the fiscal year ended June 30, 2011	-	-	-	(6,026,641)	(6,026,641)

Balance at June 30, 2011	22,104,570	22,105	16,452,674	(15,669,827)	804,952

Common stock issued for cash	1,143,400	1,143	570,557	-	571,700
Common stock issued in connection with stock purchase agreement	1,002,749	1,002	608,998	-	610,000
Common stock upon exercise of options	35,000	35	33,300	-	33,335
Common stock issued upon exercise of warrants	215,000	215	107,285	-	107,500
Common stock issued as settlement	441,177	441	299,559	-	300,000
Options vested	-	-	1,371,519	-	1,371,519
Beneficial conversion feature of debt offerings	-	-	347,398	-	347,398
Cost of repricing warrants to induce warrant exercise	-	-	17,753	-	17,753
Rescission of option exercise	(27,422)	(27)	27	-	-
Net loss for the fiscal year ended June 30, 2012	-	-	-	(7,130,059)	(7,130,059)

Balance at June 30, 2012	24,914,474	$24,914	$19,809,070	$(22,799,886)	$(2,965,902)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,130,059)	$(6,026,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,301	15,269
Bad debt expense	2,739	13,865
Amortization of debt issuance costs	-	254,852
Amortization of beneficial conversion feature related to convertible notes	193,044	-
Amortization of original issue discounts related to convertible notes	6,924	-
Amortization of prepaid expenses	-	46,303
Common stock issued as settlement	300,000	-
Amortization of stock based prepaid consulting	42,500	213,937
Common stock issued for services	-	168,500
Stock option employee compensation expense	1,371,519	921,639
Stock options issued for non-employee services	-	322,850
Loss on extinguishment of debt	-	267,390
Cost of repricing warrants to induce exercise	17,753	-
Warrants issued to induce warrant exercise	-	62,414
Changes in assets and liabilities:
Accounts receivable	45,925	(93,042)
Inventories	(152,684)	(195,160)
Prepaid expenses and other current assets	27,930	-
Deposits and other assets	-	27,198
Accounts payable	(36,490)	244,651
Related party payable	-	-
Accrued expenses	1,625,067	119,762
Net cash used in operating activities	(3,634,531)	(3,636,213)
Cash flows from Investing Activities
Purchases of equipment	(30,258)	(205,077)
Net cash (used in) investing activities	(30,258)	(205,077)
Cash flows from Financing Activities
Proceeds from sale of stock	1,181,700	3,272,766
Proceeds from sale of stock and warrants, net of expenses	-	1,429,320
Proceeds from exercise of warrants	65,000	379,129
Proceeds from exercise of stock options	75,835	122,000
Proceeds from convertible notes - third parties	105,000	-
Proceeds from convertible notes - related parties	325,000	-
Proceeds from notes with related parties	89,380	-
Payment on related party note	(5,000)	-
Payments on Insurance Finance Contract	(44,908)	(30,745)

Net cash provided by financing activities	1,792,007	5,172,470
Net (decrease) increase in cash and cash equivalents	(1,872,782)	1,331,180
Cash and cash equivalents - beginning	1,956,976	625,796
Cash and cash equivalents - ending	$84,194	$1,956,976

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended June 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,843	$43,548
Cash paid for income taxes	$-	$-
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$43,931	$32,837
Line of credit and accrued interest exchanged for convertible debt	$-	$1,536,810
Accrued interest financed with convertible note	$74,874	$-
Beneficial conversion feature of convertible notes	$347,398	$-
Prepaid option and stock-based consulting	$-	$65,500
Debt repaid with common stock	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Investments in Marketable Securities

The Company may invest in various marketable securities and accounts for such investments in accordance with ASC 320-10.

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

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

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with ASC 820 "Fair Value Measurements and Disclosures". For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The carrying amount of our convertible and other debt approximates the fair value because the interest rate on those debts do not vary materially from the market rate for similar debt instruments.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of June 30, 2012 or 2011.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. Revenue is shown net of returns and allowances.

Products shipped from either our third-party fulfillment companies or our Jupiter, Florida or Irwindale, California locations are shipped FOB shipping point. Normal payment terms are net 30 or net 60 days depending on the arrangement we have with the customer. As such, revenue is recognized when product has been shipped from either the third-party fulfillment company or from the Jupiter, Florida or Irwindale, California locations.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold however, products we utilize to perform demonstrations for potential customers are recorded as a marketing expense in operations. During the fiscal years ended June 30, 2012 and 2011, these costs amounted to $50,622 and $48,661, respectively. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $63,726 and $24,077 in 2012 and 2011, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $83,707 and $91,762 for the fiscal years ended June 30, 2012 and 2011, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $82,719 in fiscal 2012 and $267,043 in fiscal 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in fiscal 2012 and fiscal 2011 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended June 30, 2012 and 2011, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At June 30, 2012 there were options to purchase 5,987,007 shares and warrants to purchase 4,805,258 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 2,372,030 shares reserved for issuance related to convertible note agreements.

Stock-Based Compensation

 The Company accounts for stock-based compensation to in accordance with ASC 718-10 which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the years ended June 30, 2012 and 2011 was $1,371,519 and $921,639, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2011, the total compensation cost for stock options not yet recognized was $1,752,879. This cost will be amortized on a straight-line basis over the remaining requisite service period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the years ended June 30, 2012 and 2011 was $-0- and $322,850, respectively. Unrecognized stock based compensation expense for non-employees as of June 30, 2011 was $42,500 and was included in expense during the year ended June 30, 2012. In addition, during 2011 the Company issued 125,000 shares of restricted common stock to a consultant. The restricted shares were valued on their vesting dates with the fair value being recorded as expense.

2007 Equity Incentive Plan

In January 2007, the Company established the 2007 Equity Incentive Plan under which provided for the issuance of up to 1,500,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. In September 2008, the Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000. In fiscal 2012, Board of Directors increased the number of share authorized under the Plan to 4,500,000.

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

- 50,000 options

C – Chair of a Committee

- 10,000 options

D – Member of a Committee

- 5,000 options

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

All initial grants of options to new non-employee directors and committee members vest annually over a three year period on the anniversary date of the grant, subject to continuing service as a director, Committee member, Chairman of the Board or Chairman of a Committee on the applicable vesting date. Options automatically granted annually under the 2007 Equity Incentive Plan vest the following June 30th, subject to continuing service as a director. Because our Chairman of the Board is an employee, he is not eligible for a grant. The exercise price of options or stock appreciation rights granted under the 2007 Equity Incentive Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the 2007 Equity Incentive Plan shall expire no later than ten years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

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

The fair value of stock option grants for the fiscal year ended June 30, 2012 and 2011 were estimated using the following weighted- average assumptions:

	2012	2011
Risk free interest rate	0.23% - 2.35%	1.39% – 2.24%
Expected term in years	1.5 - 6.5	4.0 - 6.5
Dividend yield	-	-
Volatility of common stock	87.55% - 91.39%	87.24% - 96.46%
Estimated annual forfeitures	-	-

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options In fiscal 2012 and 2011, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2012 and 2011 is as follows:

Employee Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	1,649,007	$0.88	6.40
Granted	3,290,500	$1.22	10.00
Exercised		$-	-
Forfeited	(500,000)	$1.00	-
Expired	-	$-	-
Outstanding at June 30, 2011	4,439,507	$1.12	5.39	$2,787,063
Exercisable at June 30, 2011	1,952,919	$0.99	4.51	$1,487,668

Weighted average fair value of options granted during the year ended June 30, 2011		$0.82

Balance at June 30, 2011	4,439,507	$1.12	5.39
Granted	675,000	$0.75	10.00
Exercised	-	$-	-
Forfeited	-	$-	7.47
Expired	(525,000)	$1.00
Outstanding at June 30, 2012	4,589,507	$1.04	5.95	$339,417
Exercisable at June 30, 2012	2,808,088	$1.05	5.03	$181,750

Weighted average fair value of options granted during the year ended June 30, 2012		$0.56

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

In December 2010, the Company announced a marketing arrangement with a prominent actor. In connection with the arrangement, the Company agreed to issue the actor five year options to purchase up to 2,000,000 shares of common stock at $1.20 per share upon the signing of an agreement. As of June 30, 2012, the agreement has not been signed and the Company does not anticipate an agreement will be concluded.

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

On March 23, 2011, the Company granted five-year options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.60 per share to a new employee. The options vest semi-annually over a three year period with the first vesting date being June 30, 2011. The options were valued using the Black-Scholes model using a volatility of 89.13% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 4.0 years (using the simplified method) and a discount rate of 1.6%. The value of the options will be recognized over the vesting term, three years.

On September 1, 2011, ten-year options to purchase 150,000 shares of common stock at an exercise price of $1.95 share, which were granted by the Company on June 3, 2011, to its Chief Financial Officer (CFO) became effective, upon his transition from part time consultant to full-time employee. Of the options granted, 50,000 vested immediately and the remaining options vest semi-annually on December 31st and June 30th over the 3-year requisite service period with the first vesting date being December 31, 2011, subject to continued employment. The options were valued at $224,778 using the Black-Scholes option pricing model using a volatility of 90.6% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 6.5 years (using the simplified method) and a discount rate of 2.11%. In December 2011, the Company reduced the exercise price of the options to $0.60 per share as inducement for a loan from the CFO (See related party transactions). As a result, the value of the options was increased by $15,067 which will be recorded as expense over the remaining requisite service period.

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

In June 2012, the Company granted the Company’s president a three year extension and amended the exercise price of options to purchase 50,000 shares of common stock which had an original expiration date of June 25, 2012. The extended options vested immediately and were valued with the Black-Scholes option pricing model using a volatility of 91.39% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 1.5 years (using the simplified method) and a discount rate of 0.23%. The calculated value of $17,011 was recognized as expense during the year ended June 30, 2012.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2010 to June 30, 2011 and from June 30, 2011 to June 30, 2012 is as follows:

Options Issued to Directors
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	370,000	$1.28	7.41
Granted	420,000	$1.22	10.00
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	790,000	$1.25	7.98	$407,850
Exercisable at June 30, 2011	491,666	$1.22	7.08	$272,900

Weighted average fair value of options granted during the year ended June 30, 2011		$0.84

Balance at June 30, 2011	790,000	$1.25	7.98
Granted	280,000	$1.60	10.00
Exercised	(35,000)	$0.95	-
Forfeited	(142,500)	$1.46	-
Expired	(35,000)	$0.95	-
Outstanding at June 30, 2012	857,500	$1.36	7.96	$24,820
Exercisable at June 30, 2012	724,666	$1.39	7.83	$14,612

Weighted average fair value of options granted during the year ended June 30, 2012		$1.27

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

A summary of options issued to non-employees under the 2007 Plan and changes during the fiscal years ended June 30, 2012 and 2011 is as follows:

Non-Employee, Non-Director Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2010	155,000	$1.00	4.53
Granted	485,000	$1.22	5.00
Exercised	(100,000)	$1.22	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	540,000	$1.16	3.14	$319,750
Exercisable at June 30, 2011	540,000	$1.16	3.14	$319,750

Weighted average fair value of options granted during the year ended June 30, 2011		$0.79

Balance at June 30, 2011	540,000	$1.16	3.14
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2012	540,000	$1.16	2.14	$-
Exercisable at June 30, 2012	540,000	$1.16	2.14	$-

Weighted average fair value of options granted during the year ended June 30, 2012		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Warrants to Purchase Common Stock

Warrants Issued as Settlements
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	474,508	$1.05	2.92
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	474,508	$1.05	1.92
Exercisable at June 30, 2011	474,058	$1.05	1.92

Weighted average fair value of warrants granted during the year ended June 30, 2011		N/A

Balance at June 30, 2011	474,058	$1.05	1.92
Granted	-	$-	-
Exercised	(130,000)	$0.50	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2012	344,058	$1.05	0.92
Exercisable at June 30, 2012	344,058	$1.05	0.92

Weighted average fair value of warrants extended during the year ended June 30, 2012		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

A summary of warrants issued for cash and changes during the periods June 30, 2010 to June 30, 2011 and from June 30, 2011 to June 30, 2012 is as follows:

Warrants issued for cash
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2010	2,733,303	$1.56	2.37
Granted	2,341,200	$1.31	5.0
Exercised	(423,303)	$1.25	-
Forfeited	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2011	4,651,200	$1.46	2.68
Exercisable at June 30, 2011	4,651,200	$1.46	2.68

Weighted average fair value of warrants granted during the year ended June 30, 2011		N/A

Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	-	$-	-
Exercised	(85,000)	$0.50	-
Exercise rescission	45,000	$1.25	-
Forfeited	-	$-	-
Expired	(150,000)	$1.50	-
Outstanding at June 30, 2012	4,461,200	$1.46	2.46
Exercisable at June 30, 2012	4,461,200	$1.46	2.46

Weighted average fair value of warrants granted during the year ended June 30, 2012		N/A

During fiscal 2011, the Company issued three year warrants to purchase 841,200 shares of the Company’s common stock at an exercise price of $1.25 per share and issued five year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.25 per share in connection with private placement transactions.

In February, 2011, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.25 per share in connection with the reduction of the Company's line of credit. The warrants were valued using the Black-Scholes model using a volatility of 88.13% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years, the contractual term of the options and a discount rate of 2.3%. The Company recognized a loss on extinguishment of debt equal to the value of the warrants. (See Note 6.)

In addition, in connection with the new convertible note, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.75 per share. The warrants were valued using the Black-Scholes model using a volatility of 88.13% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years, the contractual term of the options and a discount rate of 2.3%. The Company recognized a loss on extinguishment of debt equal to the value of the warrants. (See Note 6.)

In December 2011, the Company issued 130,000 shares of common stock to a director in connection with the exercise of warrants with an exercise price of $0.50 per share in exchange for $65,000. As a result, the Company recognized a loss on warrant repricing of $5,834 representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share. See Note 9.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

In January 2012, the Company issued 85,000 shares in exchange for $42,500 in connection with the exercise of warrants. The warrants had original exercise prices between $1.25 and $1.60 share. As a result, the Company recognized a loss on warrant repricing of $11,919 representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share.

In July 2011, the Company rescinded the cashless exercise of warrants to purchase 45,000 shares of the Company’s common stock at $1.25 per share held by a former director.

In May 2012, warrants to purchase 150,000 shares of common stock at $1.50 per share, held by our largest principal stockholder, expired.

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

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2012, the fiscal tax years ended June 30, 2009, 2010 and 2011 are still subject to audit.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

New Accounting Pronouncements

ASUs which were not effective until after June 30, 2012 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in 2012 of $7,130,059 and $3,634,531 respectively and has a working capital deficit, accumulated deficit and stockholders’ deficit of $1,672,829, $22,799,886 and $2,965,902, respectively, at June 30, 2012. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2012 the Company issued 1,143,400 shares of common in exchange for $571,700. In addition, in January 2012, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC which provided for the sale of up to an additional $4.9 million worth of common stock of the Company. During the year ended June 30, 2012, the Company has issued 1,002,749 shares of common stock in exchange for $610,000 under this agreement and has the ability to sell another $4.3 million under the agreement.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2012 and 2011 was as follows:

	2012	2011
Accounts receivable	$95,685	$141,609
Allowance for doubtful accounts	(40,525)	(37,785)
	$55,160	$103,824

Bad debt expense on trade accounts receivable for 2012 and 2011 was $2,739 and $13,865, respectively.

4.

INVENTORIES

Inventories consisted of the following at June 30, 2012 and 2011:

	2012	2011
Finished goods	$364,630	$230,605
Raw materials	181,488	162,829
	$546,118	$393,434

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2012 and 2011:

	Estimated	June 30,
	Useful Life	2012	2011

Equipment	3 - 5 years	$69,538	$58,783
Storage facilities	3 years	19,717	19,717
Vehicles	5 - 7 years	189,897	170,961
Furniture and fixtures	5 years	20,420	19,853
		299,572	269,314
Accumulated depreciation		(110,793)	(59,492)
		$188,779	$209,822

Depreciation expense in 2012 and 2011 was $51,301 and $15,269, respectively.

6.

CONVERTIBLE AND NON-CONVERTIBLE NOTE AGREEMENTS

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

On March 9, 2012, the Company received $105,000 from third parties in exchange for six month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes. For the year ended June 30, 2012, the Company has recognized interest expense of $1,620 and $52,157, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 which will be amortized to interest expense over the life of the note. For the year ended June 30, 2012, the Company has recognized interest expense of $1,154 and $38,792, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 29, 2012, the Company received $250,000 from its largest principal stockholder and accrued interest due this stockholder as of February 18, 2012 of $74,874 was paid by including the interest in a new six month convertible original issue discount note in the amount of $332,996. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $199,798 and an original issue discount of $8,121 which will be amortized to interest expense over the life of the note. For the year ended June 30, 2012, the Company has recognized interest expense of $4,150 and $102,094, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

A summary of notes payable and related discounts as of June 30, 2012 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Third parties
Convertible notes payable	$107,625	$(33,411)	$74,214
Less current portion	107,625	(33,411)	74,214
Convertible notes payable, net of current portion	$-	$-	$-

Related parties
Convertible notes payable	$1,907,354	$(126,641)	$1,780,713
Notes payable	84,380	-	84,380
	1,991,734	(126,641)	1,865,093
Less current portion	494,251	(126,641)	367,610
Convertible and non-convertible note payable, net of current portion	$1,497,483	$-	$1,497,483

7.

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitations as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware law.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Common Stock Issued for Cash

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

The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement. The Company filed a registration statement on November 4, 2010 which became effective on November 29, 2010. Under the registration statement, the Company registered 2.5 million shares of the Company’s common stock. From November 29, 2010 through June 30, 2011, the Company issued 2,148,063 shares of common stock in exchange for $3,158,866.

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

In consideration for entering into the purchase agreement, the Company issued to LPC 75,000 shares of common stock as a commitment fee and will issue up to 225,000 shares pro rata as LPC purchases additional shares. As of June 30, 2011, 148,063 “pro-rata” shares have been issued. The commitment shares are subject to a 30 month lock up restriction. The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

During the year ended June 30, 2011 the Company issued 1,649,000 shares of common stock and 841,200 warrants to purchase common stock in exchange for $1,352,720, net of a $19,180 finder’s fee in connection with private placements with credited investors.

On January 5, 2012, the Company signed a new $5 million common stock purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”). Upon signing the agreement, the Company received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 316,667 shares of the Company’s common stock.

The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement. The Company filed a registration statement on January 6, 2012 which became effective on March 26, 2012. Under the registration statement, the Company registered 4.4 million shares of the Company’s common stock. From March 26, 2012 through June 30, 2011, the Company issued 686,082 shares of common stock in exchange for $510,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

The Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, which at the time of the purchase agreement was signed was up to an additional $4.9 million. During the year ended June 30, 2012, the Company issued 1,002,749 shares of common stock in exchange for $610,000 under the purchase agreement.

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

In consideration for entering into the purchase agreement, the Company issued to LPC 150,000 shares of common stock as a commitment fee and will issue up to 450,000 shares pro rata as LPC purchases additional shares. As of June 30, 2012, 194,080 “pro-rata” shares have been issued. The commitment shares are subject to a 30 month lock up restriction. The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

During the year ended June 30, 2012 the Company issued 1,143,400 shares of common stock in exchange for $571,700 in connection with private placements with accredited investors.

Common Stock for Services

As of September 30, 2010, 50,000 shares of common stock were issuable in connection with a one year consulting agreement for investor relations. The shares vest quarterly beginning September 30, 2010, subject to continued engagement as a consultant to the Company. The Company recorded prepaid expense and additional paid in capital of $65,500, representing the fair market value of the shares on the date of grant and has amortized the prepaid expense over the one year period of the agreement based upon the fair market value of the shares on each vesting date in accordance with ASC 505-50-S99. During the year ended June 30, 2011, the total expense related to this grant amounted to $78,500.

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

In April 2011, the Company issued 73,127 shares of the Company’s common stock in connection with the cashless exercise of warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share and based the market value of the Company's common stock of $3.20 per share. In July 2011, the Company rescinded the issuance of 27,422 shares issued upon the cashless exercise of warrants to purchase 75,000 shares of common stock at an exercise price of $1.25 per share.

In July 2011, the Company issued 30,000 shares of common stock to a director in exchange for $30,000 in connection with the exercise of options with an exercise price of $1.00 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Common Stock Issued For Arrangement of Line of Credit

In February 2011, the Company issued 892,857 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.25 per share in exchange for a principle reduction in the Company's line of credit in the amount of $1,000,000. (See Note 6.)

Common Stock Issued for Settlement

In December 2011, the Company issued 441,177 shares of common stock to a director in settlement of a loan amount due to the director by the Company's predecessor company. The fair value of the shares issued was $300,000, calculated using the closing price on the date of the settlement, and was recorded as a loss on settlement. As further inducement to enter into the settlement, the Company offered to reduce the exercise price of warrants held by the director from $1.50 to $0.50 per share if the director exercised the options within a short period of time. The Company issued an additional 130,000 shares of common stock to the director in exchange for $65,000 in connection with the preceding offer. As a result, the Company recognized a loss on warrant repricing of $5,834 representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2012 and 2011. Deferred tax assets and liabilities as of June 30, 2012 and 2011, were as follows:

	June 30, 2012	June 30, 2011
Net operating loss carryforward	$7,357,047	$5,031,917
Allowance for bad debt	1,042	8,026
Stock-based compensation	800,329	873,546
Less: Deferred tax liability - depreciation	(61,063)	(3,863)
Net deferred tax assets	8,097,355	5,909,626
Less valuation allowance	(8,097,355)	(5,909,626)

Net deferred tax asset	$—	$—

The Company had available at June 30, 2012, net operating loss carryforwards for federal and state tax purposes of approximately $17,905,015 that could be applied against taxable income in subsequent years through June 30, 2032.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2012 and 2011 was as follows:

	For the Fiscal Year Ended June 30,
	2012		2011
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(2,424,220)	-34.00%	$(2,049,058)	-34.00%
State taxes, net of federal benefit	(258,310)	-3.62%	(217,838)	-3.61%
Other	494,801	7.81%	209,348	3.50%
Change in valuation allowance	2,187,729	29.81%	2,057,548	34.11%
	$-	0.00%	$-	0.00%

9.

RELATED PARTY TRANSACTIONS

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	the CEO’s wife as a bookkeeper at $1,000 per week,
•	The CEO and CTO’s father is a researcher at $1,200 per week, and
•	The CEO and CTO’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has employment arrangements with its executive officers which are described under Note 10.

The Company has entered into a series of credit facilities with its largest principal stockholder as more fully described in Note 6.

In December 2011, the Company issued 441,177 shares of common stock to a director in settlement of a loan amount due to the director by the Company's predecessor company. The fair value of the shares issued was $300,000, calculated using the closing price on the date of the settlement, and was recorded as a loss on settlement. As further inducement to enter into the settlement, the Company offered to reduce the exercise price of warrants held by the director from $1.50 to $0.50 per share if the director exercised the options within a short period of time. The Company issued an additional 130,000 shares of common stock to the director in exchange for $65,000 in connection with the preceding offer. As a result, the Company recognized a loss on warrant repricing of $5,834 in other income (loss), representing the difference between the market value of the warrants exercised at an exercise price of $1.50 per share and the market value at the new exercise price of $0.50 per share.

In December 2011, the Company received short term advances from its Chief Executive Officer, President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. In April 2012, the Company repaid $5,000 of the note due to the President. (See Note 12.)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and rents space under a one year lease in an industrial yard in Irvine, California. Rent expense for the fiscal year ended June 30, 2012 and 2011 was $143,614 and $103,044, respectively.

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

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff seeks to recover certain of his personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. A jury trial was held for the lawsuit in July 2012. At the conclusion of the trial, the plaintiff was awarded $200,000 under his invasion of privacy and fraudulent misrepresentation claim, $5,000 on the trespass claim,$841,000 on the breach of consulting agreement claim and $200,000 against the Company’s CEO on a claim of civil theft, which by law results in an award of $600,000 for the plaintiff. The Company’s board of directors approved the indemnification of the Company’s CEO for the $600,000. The Company filed a post trial motion for Judgment Notwithstanding Verdict, New Trial and Remittitur, requesting that the judge set aside or reduce the amounts of the jury verdict. If this motion is not granted, the Company will have 30 days to file an appeal of the decision. Of the amounts awarded by the jury, we believe $200,000 will be paid by the Company’s insurance carriers, however the Company is precluded from recognizing the amount covered by insurance until payment is received from the insurance company. Accordingly, based upon the verdicts, the Company has recorded a litigation accrual of $1,646,000 as of June 30, 2012.

In fiscal 2009, a California company filed suit against GelTech claiming infringement on the use of the name RootGel. The Company was unaware that the California company had successfully registered that name prior to it being used by GelTech. GelTech and the California company reached a settlement agreement in this action in September 2010. Under the settlement agreement, GelTech will pay the California company $55,000 in four installments and will cease any future use of the RootGel name. The full amount of the settlement was accrued at June 30, 2010 and was included in Loss on Settlement in fiscal 2010. All amounts due under the settlement agreement were paid in fiscal 2011.

In August 2011, the Company entered into a settlement agreement with a former shareholder of Dyn-O-Mat, the Company's predecessor. At the time of the Company's formation, the Company was unable to contact the investor in order to offer the investor shares of GelTech in exchange for the investor's shares of Dyn-O-Mat. The investor came forward in May 2011 seeking to receive the same offer made to Dyn-O-Mat shareholders in 2007. Under the settlement agreement, the Company paid the investor $50,000, which has been recorded as a loss on settlement as of June 30, 2011. In addition, the Company's Chief Technology Officer and his father agreed to pay the investor an additional $125,000 prior to December 31, 2011. As of June 30, 2012, this amount has not yet been paid.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2012. As of June 30, 2012, the Company had no cash equivalent balances that were not insured.

At June 30, 2012, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 43%, 24.1% and 18.1%. At June 30, 2011, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 46%, 15% and 11%.

During 2012, three customers accounted for approximately 14.3%, 12.4% and 12.3%, % of sales. During 2011, one customer accounted for approximately 20.1% of sales. No other customer had sales in excess of 10% of revenues.

During 2012, all sales resulted from two products, FireIce and Soil₂O® which made up 49.9% and 50.1% of total sales. During 2011, all sales resulted from two products, FireIce and Soil₂O® which made up 72.2% and 27.8% of total sales, respectively.

During the year ended June 30, 2012, the Company purchased approximately $205,000 of raw material from one vendor and approximately $81,000 from another vendor which amounted to 52.2% and 20.6%, respectively, of the inventory purchases in fiscal 2012. During the year ended June 30, 2011, the Company purchased approximately $150,000 of raw material from one vendor and approximately $58,000 from another vendor which amounted to 38.4% and 14.8%, respectively, of the inventory purchases in fiscal 2011.

12.

SUBSEQUENT EVENTS

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2012, the Company issued options to purchase 230,000 shares of common stock to directors. The options have an exercise price of $0.91 per share, vest on June 30, 2013¸ subject to continuing service as a director and bear a ten year term. The options vest on June 30, 2012. The options were valued using the Black-Scholes model using a volatility of 91.04% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 0.82%. The value of these options will be recognized as expense over the requisite service period.

Since July 1, 2012, the Company has issued 1,083,889 shares of common stock in exchange for $720,003 in connection with the Purchase Agreement with Lincoln Park Capital.

Since July 1, 2012, the Company has made repayments to its President, Chief Executive Officer and Chief Financial Officer on the notes due these individuals in the amounts of $3,000, $6,200 and $20,000, respectively.

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 with two accredited investors. The notes are convertible into common stock at $0.50 per share.

In August 2012, the Company issued 256,000 shares of common stock in exchange for $128,000 in connection with private placement transactions with two accredited investors.

In September 2012, the Company received $305,000 in exchange for the exercise of 610,000 warrants to purchase shares of the Company’s common stock in connection with an offer by the Company to reduce the exercise price of the warrants to $0.50 per share. The original exercise prices of the warrants ranged from $1.25 to $1.60 per share. The Company will recognize a loss resulting from the reduction of the exercise price of the warrants exercised in the amount of $68,745 representing the difference in the fair market value of the repriced warrants as compared to the fair market value of the original warrants on the exercise date. The fair market value of the warrants was determined using the Black-Scholes options pricing model.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

In September 2012, three convertible original issue discount notes in the amount of $184,500, convertible into shares of common stock at $0.50 per share, and due in September 2012, were exchanged for three convertible original issue discount notes in the aggregate amount of $206,640 including accrued interest, convertible into shares of common stock at $0.50 per share and due in September 2013. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $60,109 which will be amortized to interest expense over the life of the convertible notes. In addition, our largest principal stockholder has indicated his intention to convert his convertible original issue discount note in the amount of $322,996 into common shares when it becomes due on September 28, 2012.

On September 21, 2012, the Board of Directors granted five year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.63 per share to the Company’s Investor Relations firm in recognition of their performance over the past year. The warrants vested immediately. The Company valued the warrants at $21,787 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 5 years, the term of the warrants, and a discount rate of 0.70%.

On September 21, 2012, the Board of Directors granted five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.63 per share to a director in recognition of his exemplary five years of service to the Company. The warrants vested immediately. The Company valued the warrants at $115,883 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.32%.

On September 21, 2012, the Company granted options to purchase 70,000 shares of the Company’s common stock at an exercise price of $0.63 per share to the father of the Company’s CEO and CTO in recognition of his service. Of the options granted, 35,000 vest immediately with the remainder vesting semi-annually each December 31 and June 30 over a three year period, subject to continued employment on the vesting date. The Company valued the options at $28,358 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 4 years, using the Simplified Method and a discount rate of 0.53%.

On September 21, 2012, the Company’s Board of Directors authorized the Company to purchase the International Distribution Agreement with TFISA, a company whose Chief Executive Officer is the Executive Chairman of the Company, by: (i) paying TFISA $100,000 in four equal $25,000 installments, (ii) issuing TFISA a $1,000,000 5% note, convertible at $0.50 per share, which shall be paid in four $250,000 increments over a four year period and (iii) paying it a commission of 2% on any sales made in the territories which TFISA had rights to under the agreement through the expiration date, December 2015.  No purchase agreement has been signed as of the date of this report.

On September 25, 2012, the compensation committee of the board of directors approved the granting of five-year options to purchase 265,000 shares of common stock at an exercise price of $0.60 per share to non-executive employees. The options vest 25% immediately with the remainder vesting annually over three years, subject to continued employment. The Company valued the options at $101,029 using the Black-Scholes option pricing model using a volatility of 89.93%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 4 years, using the Simplified Method and a discount rate of 0.53%. The resulting expense will be recognized 25% immediately and the remainder over the vesting period.