Form 10-Q
period 2012-09-30
GelTech Solutions, Inc.
filed 2012-11-02
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at October 31, 2012
Common Stock, $0.001 par value per share	28,740,355 shares

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and

June 30, 2012

Condensed Consolidated Statements of Operations for the three months ended

September 30, 2012 and 2011 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended

September 30, 2012 and 2011 (Unaudited)

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

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.

MINE SAFETY DISCLOSURES.

ITEM 5.

OTHER INFORMATION.

ITEM 6.

EXHIBITS.

SIGNATURES

1 1 2 3 4 16 20 20 21 21 22 22 22 22 22 23

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2012	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$987,844	$84,194
Accounts receivable trade, net	30,623	55,160
Inventories	562,862	546,118
Prepaid expenses and other current assets	51,132	45,785
Total current assets	1,632,461	731,257

Furniture, fixtures and equipment, net	178,210	188,779
Deposits	15,631	15,631

	$1,826,302	$935,667
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$158,311	$234,375
Accrued expenses	50,525	72,637
Litigation accrual	1,646,000	1,646,000
Notes payable - related parties	51,041	84,380
Convertible notes - related parties, net of discount	53,684	283,230
Convertible notes - third parties, net of discount	175,852	74,214
Insurance premium finance contract	11,386	9,250
Total current liabilities	2,146,799	2,404,086
Convertible note - related party	1,497,483	1,497,483
Total liabilities	3,644,282	3,901,569

Commitments and contingencies (Note 5)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 28,660,355 and 24,914,474 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively.	28,660	24,914
Additional paid in capital	22,758,933	19,809,070
Accumulated deficit	(24,605,573)	(22,799,886)
Total stockholders' equity (deficit)	(1,817,980)	(2,965,902)

Total liabilities and stockholders' equity (deficit)	$1,826,302	$935,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2012	2011

Sales	$84,540	$178,402

Cost of goods sold	36,079	75,240

Gross profit	48,461	103,162

Operating expenses:
Selling, general and administrative expenses	1,549,572	1,503,206
Research and development	17,308	42,249

Total operating expenses	1,566,880	1,545,455

Loss from operations	(1,518,419)	(1,442,293)

Other income (expense)
Cost of repricing warrants to induce exercise	(70,491)	—
Loss on settlement	—	(1,500)
Interest income	51	406
Interest expense	(216,828)	(19,159)

Total other income (expense)	(287,268)	(20,253)

Net loss	$(1,805,687)	$(1,462,546)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding - basic and diluted	25,896,566	22,128,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,805,687)	$(1,462,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,754	12,549
Amortization of debt discounts	196,797	—
Amortization of stock based prepaid consulting	—	42,500
Stock option employee compensation expense	665,410	412,724
Cost of repricing warrants to induce exercise	70,491	—
Changes in assets and liabilities:
Accounts receivable	24,537	(6,863)
Inventories	(16,744)	(186,402)
Prepaid expenses and other current assets	7,427	5,819
Accounts payable	(76,063)	66,133
Accrued expenses	(22,113)	(96,253)
Net cash used in operating activities	(943,191)	(1,212,339)
Cash flows from Investing Activities
Purchases of equipment	(2,185)	(26,922)
Net cash (used in) investing activities	(2,185)	(26,922)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	128,000	—
Proceeds from sale of stock to under stock purchase agreement	720,003	—
Proceeds from exercise of warrants	870,000	—
Proceeds from exercise of stock options	—	30,000
Payments on related party notes	(33,339)	—
Proceeds from convertible notes with third parties	175,000	—
Payments on Insurance Finance Contract	(10,638)	(11,342)

Net cash provided by financing activities	1,849,026	18,658
Net increase (decrease) in cash and cash equivalents	903,650	(1,220,603)
Cash and cash equivalents - beginning	84,194	1,956,976
Cash and cash equivalents - ending	$987,844	$736,373

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$296	$440
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$12,774	$12,648
Beneficial conversion feature of convertible notes	$166,709	$—
Conversion of notes for common stock	$332,996	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 - Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006.  GelTech is focused on marketing four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O® 'Dust Control’, an application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. Additionally, GelTech owns a United States patent for a method to modify weather.

The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries: WeatherTech Innovations, Inc. and FireIce Gel, Inc. (formerly GelTech Innovations, Inc.). These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 filed on September 28, 2012.

Inventories

Inventories as of September 30, 2012 consisted of raw materials and finished goods in the amounts of $153,422 and $409,440, respectively.

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

We adopted accounting guidance for fair value measurements of financial assets and liabilities and adopted the same guidance for non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of September 30, 2012 or June 30, 2012.

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

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments” .Accordingly, any incentives received from vendors are recognized as a reduction of the cost of goods sold. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction of sales.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended September 30, 2012 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At September 30, 2012, there were options to purchase 7,052,007 shares of the Company’s common stock, warrants to purchase 2,791,200 shares of the Company’s common stock and 2,109,068 shares of the Company’s common stock are reserved for  convertible notes which may dilute future earnings per share.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The fair values of stock option grants for the period from July 1, 2012 to September 30, 2012 were estimated using the following assumptions:

Risk free interest rate	0.53% -0.82%
Expected term (in years)	2.5 - 5.5
Dividend yield	––
Volatility of common stock	89.93% - 91.04%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after September 30, 2012 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2012, the Company had a working capital deficit, an accumulated deficit and stockholders’ deficit of $514,338, $24,605,573 and $1,817,980, respectively, and incurred losses from operations of $1,805,687 for the three months ended September 30, 2012 and used cash from operations of $943,191 during the three months ended September 30, 2012.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In January 2012, the Company signed a purchase agreement with Lincoln Park Capital Fund LLC which provided for the sale of up to an additional $4.9 million worth of common stock of the Company, in addition to the $100,000 purchased upon entering into the agreement. To date the Company has issued 2,086,638 shares of common stock in exchange for $1,330,003 under this agreement and has the ability to sell another $3.7 million under the agreement.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generated sufficient revenue to attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Convertible and Non-Convertible Note Agreements

On May 29, 2009, the Company entered into a Credit Enhancement and Financing Security Agreement with the Company’s largest principal stockholder. In connection with this agreement the Company executed a Revolving Promissory Note which permitted the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, was due monthly on the 20th day of each month which commenced on July 20, 2009.  In May 2010, this agreement was extended for an additional one year period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

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

In December 2011, the Company received short term advances from its Chief Executive Officer, President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period.  Through September 30, 2012, the Company has made repayments to its President, Chief Executive Officer and Chief Financial Officer on the notes due these individuals in the amounts of $10,000, $8,339 and $20,000, respectively.

On March 9, 2012, the Company received $105,000 from third parties in exchange for six month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes.  In September 2012, the Company issued new one-year convertible original issue discount notes in the amount of $120,540, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old notes.  This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $35,138 which will be amortized to interest expense over the life of the convertible notes. For the three months ended September 30, 2012, the Company has recognized interest expense of $1,201 and $25,545, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 which will be amortized to interest expense over the life of the note. In September 2012, the Company issued a new one-year convertible original issue discount note in the amount of $86,100, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old note.  This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $24,971 which will be amortized to interest expense over the life of the convertible note. For the three months ended September 30, 2012, the Company has recognized interest expense of $1,601 and $34,028, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 29, 2012, the Company received $250,000 from its  principal stockholder and accrued interest due this stockholder as of February 18, 2012 of $74,874 was paid by including the interest in a new six month convertible original issue discount note in the amount of $332,996. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $199,798 and an original issue discount of $8,121 which will be amortized to interest expense over the life of the note.  For the three months year ended September 30, 2012, the Company recognized interest expense of $3,972 and $97,703, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.  On September 28, 2012, the holder elected to convert the note into common stock and was issued 665,992 shares of common stock by the Company.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 with two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $106,600 and an original issue discount of $4,375 which will be amortized to interest expense over the life of the notes.  For the three months ended September 30, 2012, the Company has recognized interest expense of $1,264 and $31,482, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

In September 2012, our principal shareholder converted his $322,996 convertible original issue discount note which was due on September 28, 2012 into 665,992 shares of common stock.

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the three months ended September 30, 2012 were as follows:

In July 2011, the Company issued 30,000 shares of common stock to a director in exchange for $30,000 in connection with the exercise of options with an exercise price of $1.00 per share.

During the three months ended September 30, 2012, the Company has issued 1,083,889 shares of common stock in exchange for $720,003 in connection with the Purchase Agreement with Lincoln Park Capital.

In August 2012, the Company issued 256,000 shares of common stock in exchange for $128,000 in connection with private placement transactions with two accredited investors.

In September 2012, the Company issued 1,740,000 shares of common stock in exchange for $870,000 in connection with the exercise of 1,640,000 warrants and 100,000 options to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise prices of the warrants and options ranged from $1.25 to $1.75 per share. The cost of repricing warrants recognized by the Company amounted to $70,491 for the three months ended September 30, 2012. The cost represents the incremental increase in the fair value of the repriced warrants and options as compared to the original warrants and options granted, valued on the exercise date. The fair value of the warrants and options was determined using the Black-Scholes option pricing model.

In September 2012, our principal shareholder converted his $322,996 convertible original issue discount note which was due on September 28, 2012 into 665,992 shares of common stock.

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2012 to September 30, 2012 was $665,410 for stock options granted to employees and directors.  This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At September 30, 2012, the total compensation cost for stock options not yet recognized was approximately $1,653,687.   This cost will be recognized over the remaining vesting term of the options of approximately three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

A summary of stock option transactions for all employee stock options for the three month periods ended September 30, 2012 and 2011 is as follows:

Employee Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	4,439,507	$1.12	5.39
Granted	675,000	$1.06	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(525,000)	$1.00	—
Outstanding at September 30, 2011	4,589,507	$1.13	6.19	$54,406
Exercisable at September 30, 2011	2,252,924	$1.04	4.38	$54,406

Weighted average fair value of options granted during the three months ended September 30, 2011		$0.61

Balance at June 30, 2012	4,589,507	$1.04	5.95
Granted	935,000	$0.69	8.20
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	5,524,507	$1.02	5.65	$17,300
Exercisable at September 30, 2012	3,041,839	$0.98	5.10	$5,633

Weighted average fair value of options granted during the three months ended September 30, 2012		$0.48

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

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

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2011 to September 30, 2011 and from June 30, 2012 to September 30, 2012 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	790,000	$1.25	7.41
Granted	245,000	$1.75	10.00
Exercised	(30,000)	$1.00	—
Forfeited	(142,500)	$1.46	—
Expired	—	$—	—
Outstanding at September 30, 2011	862,500	$1.37	8.27	$4,650
Exercisable at September 30, 2011	505,498	$1.23	7.42	$4,650

Weighted average fair value of options granted during the three months ended September 30, 2011		$1.34

Balance at June 30, 2012	857,500	$1.36	7.96
Granted	230,000	$—	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	1,087,500	$1.26	8.14	$2,800
Exercisable at September 30, 2012	725,999	$1.39	7.58	$467

Weighted average fair value of options granted during the three months ended September 30, 2012		$0.66

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

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

A summary of options issued to non-employees under the 2007 Plan and changes during the three month periods from June 30, 2011 to September 30, 2011 and from June 30, 2012 to September 30, 2012 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2011	540,000	$1.16	2.89	$—
Exercisable at September 30, 2011	540,000	$1.00	2.89	$—

Weighted average fair value of options granted during the three months ended September 30, 2011		N/A

Balance at June 30, 2012	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	(100,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	440,000	$1.14	2.02	$—
Exercisable at September 30, 2012	440,000	$1.14	2.02	$—

Weighted average fair value of options granted during the three months ended September 30, 2012		N/A

In September 2012, the Company issued 100,000 shares of common stock in exchange for $50,000 in connection with the exercise of 100,000 options to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise price of the options was $1.25 per share. The Company recognized a loss resulting from the reduction of the exercise price of the options exercised in the amount of $391 representing the difference in the fair market value of the repriced options as compared to the fair market value of the original options on the exercise date. The fair market value of the options was determined using the Black-Scholes options pricing model.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

Warrants to Purchase Common Stock

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

A summary of warrants issued for settlements and changes during the periods July 1, 2011 to September 30, 2011 and from July 1, 2012 to September 30, 2012 is as follows:

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	474,508	$1.05	1.91
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2011	474,508	$1.05	1.67
Exercisable at September 30, 2011	474,058	$1.05	1.67

Weighted average fair value of warrants granted during the three months ended September 30, 2011		N/A

Balance at June 30, 2012	344,058	$1.05	0.92
Granted	350,000	$0.60	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	694,058	$0.84	2.84
Exercisable at September 30, 2012	694,058	$0.84	2.84

Weighted average fair value of warrants granted during the three months ended September 30, 2012		$0.33

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2011 to September 30, 2011 and from June 30, 2012 to September 30, 2012 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2011	4,651,200	$1.46	2.43
Exercisable at September 30, 2011	4,651,200	$1.46	2.43

Weighted average fair value of warrants granted during the three months ended September 30, 2011		N/A

Balance at June 30, 2012	4,481,200	$1.46	2.46
Granted	50,000	$0.63	5.00
Exercised	(1,740,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	2,791,200	$1.44	1.10
Exercisable at September 30, 2012	2,791,200	$1.44	1.10

Weighted average fair value of warrants granted during the three months ended September 30, 2012		$0.44

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

On September 21, 2012, the Board of Directors granted five year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.63 per share to a director in recognition of his exemplary five years of service to the Company. The warrants vested immediately. The Company valued the warrants at $115,883 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.32%.

In September 2012, the Company issued 1,640,000 shares of common stock in exchange for $820,000 in connection with the exercise of 1,640,000 warrants to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise prices of the warrants ranged from $1.25 to $1.75 per share. The cost of repricing warrants recognized by the Company amounted to $70,100 for the three months ended September 30, 2012.  The cost represents the incremental increase in the fair value of the repriced warrants as compared to the original warrants granted, valued on the exercise date.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011.

Rent expense for the three months ended September 30, 2012 and 2011 was $30,826 and $33,804, respectively.

In March 2011, the Compensation Committee approved new employment terms for each of the Company’s three executive officers.  The Executives will receive a base salary of $150,000 per year with the Committee having the authority to increase the Executive’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important.  Following the completion of each fiscal year, the Committee will have the discretion to award each of the executives a target bonus based on each Executive’s job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Committee. In addition, the Company granted options to purchase a total of 750,000 shares of the Company’s common stock (250,000 each) to the three executive officers exercisable at $1.25 per share over ten years. The options vest annually over three years, subject to the Company meeting certain performance milestones and are further subject to the officer’s continued employment with the Company.  In October 2011, the Company entered into employment agreements with its executive officers.

Effective September 1, 2011, the Compensation Committee approved an Employment Agreement with the Company's Chief Financial Officer (CFO).  The CFO will receive a base salary of $146,000 per year with the Committee having the authority to increase the CFO’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important. Following the completion of each fiscal year, the Committee will have the discretion to award the CFO a target bonus based upon the CFO's job performance, the Company’s revenue growth, positive cash flow, net income before income taxes or other criteria selected by the Committee. In addition, the CFO received options as previously described in Note 4

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively.  In addition, the plaintiff seeks to recover certain of his  personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. A jury trial was held for the lawsuit in July 2012. At the conclusion of the trial, the plaintiff was awarded $200,000 under his invasion of privacy and fraudulent misrepresentation claim, $5,000 on the trespass claim, $841,000 on the breach of consulting agreement claim and $200,000 against the Company’s CEO on a claim of civil theft, which by law results in an award of $600,000 for the plaintiff. The Company’s board of directors approved the indemnification of the Company’s CEO for the $600,000. The Company filed a post trial motion for Judgment Notwithstanding Verdict, New Trial and Remittitur, requesting that the judge set aside or reduce the amounts of the jury verdict. If this motion is not granted, the Company will have 30 days to file an appeal of the decision. Of the amounts awarded by the jury, we believe $200,000 will be paid by the Company’s insurance carriers, however the Company is precluded from recognizing the amount covered by insurance until payment is received from the insurance company. Accordingly, based upon the verdicts, the Company recorded a litigation accrual of $1,646,000 as of June 30, 2012.  The Company does not expect a ruling on its post trial motions until January 2013.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

The Company has entered into a series of credit facilities with its principal stockholder as more fully described in Note 3.

The Company issued short term notes payable to its President, Chief Executive Officer and Chief Financial Officer as more fully described in Note 3.

In September 2012, the Company granted options to purchase 70,000 shares of the Company’s common stock to the father of the Company’s Chief Executive Officer and Chief Technology Officer as more fully described in Note 4.

In September 2012, the Company granted warrants to purchase 350,000 shares of the Company’s common stock to a director as more fully described in Note 4.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2012.  As of September 30, 2012, there were cash equivalent balances of $703,292 held in depository accounts that are not insured.

At September 30, 2012, three customers accounted for 57.5%, 17.0% and 16.9%, respectively, of accounts receivable.

For the three months ended September 30, 2012 three customers accounted for approximately 21.3%, 15.7% and 14.5% of sales.

During the three months ended September 30, 2012 all sales resulted from two products, FireIce® and Soil2O™ which made up 87.5% and 12.5%, respectively, of total sales.  Of the FireIce® sales, 77.4% related to sales of FireIce product and 22.6% related to sales of the FireIce Home Defense units.  Of the Soil2O™ sales, 100% related to traditional sales of Soil2O™.

Two vendors accounted for 56.1% and 14.1% of the Company’s approximately $54,000 of raw material and packaging purchases during the three months ended September 30, 2012.

NOTE 8 - Subsequent Events

On October 1, 2012, the Company issued 80,000 shares of common stock to its principal stockholder in exchange for $40,000 in connection with the Company’s offer to reduce the exercise price of the warrants to $0.50 per share.

On November 1, 2012, the Company’s Compensation Committee ratified and approved a base salary of $200,000 for Mr. Jerome Eisenberg, the Company’s Executive Chairman and Chairman of the Board, for serving as Executive Chairman. The Compensation Committee is discussing an appropriate equity compensation package for Mr. Eisenberg.

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

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil₂O® ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues (3) Soil₂O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

FireIce® has been included on the United States Forest Service (the "Forest Service") Qualified Products List (the “QPL List”) since March 2011.  Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and National Park lands.  In May 2012, the Company received four blanket purchase agreements from the Forest Service which provide the framework for federal and state agencies to use FirecIce® from the air and on the ground to fight wildland fires.  To date, we have we have been deployed aerially by the Bureau of Indian Affairs on  a few wildfires in New Mexico and have been used on a very limited basis by the Forest Service to fight fires aerially in Washington.

FireIce® has many applications in the municipal and urban firefighting arena.  FireIce® has demonstrated the ability to be much more effective than water in extinguishing car fires.  In addition, we are currently working with municipal departments on other land and marine based municipal applications.

Although sales of our Soil2O® ‘Dust Control’ and our Soil2O® agricultural product applications were down during the three months ended September 30, 2012, we continue to believe there are tremendous markets for these products given the heightened federal regulations for mitigating airborne particulate matter and in light of the severe drought conditions experienced by many parts of the United States in 2012.

We have found that sales of our FireIce® HDU units are greatest when wildfires are imminent.  The efficacy of the retardant ability of FireIce® was demonstrated in January 2012 when two homes were protected by firefighters from a fast moving grass fire in Montana by applying FireIce® to the homes and surrounding foliage.

International sales of FireIce® and Soil2O® are expected to increase as our Australian Distributor has been successful in obtaining government approvals of Soil2O® for use in landscaping applications and our distributor in Turkey is working with a magnesium manufacturing company to incorporate FireIce® in their plant safety program.  Shipments under our Chinese distribution agreement have been delayed pending final licensing approvals from the Chinese government.  Shipments will not begin until final Chinese government approvals have been received.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011.

Sales

For the three months ended September 30, 2012, we had sales of $84,540 as compared to sale of $178,402 for the three months ended September 30, 2011, a decrease of $93,862 or 52.6%.  Sales of product during the three months ended September 30, 2012 consisted of $10,567 for Soil2O™ and $73,973 for FireIce® and related products.  The Soil2O™ sales consisted entirely of traditional Soil2O™ applications.  FireIce® sales consisted of $57,255 product sales and $16,718 related to sales of HDU units.

Cost of Goods Sold

Cost of goods sold was $36,079 for the three months ended September 30, 2012 as compared to a cost of goods sold of $72,240 for the three months ended September 30, 2011.  The decrease was the direct result of the decrease in sales.  Cost of sales as a percentage of sales was 42.6% for the three months ended September 30, 2012 as compared to 42.2% for the three months ended September 30, 2011.  The slightly higher cost of sales percentage in fiscal 2012 relates to the sales mix and an increase in raw material costs.  Fiscal 2012 and 2013 sales both include sales of FireIce HDU units which have a lower gross profit percentage.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,549,572 for the three months ended September 30, 2012 as compared to $1,503,206 for the three months ended September 30, 2011. The increase in fiscal 2013 expenses resulted primarily from   an increase in non-cash stock option expense of $253,000 related to option grants to executive officers, employees and directors which was partially offset by ; (1) an decrease in salaries and employee benefits of $35,000 due to lower commissions; (2) a decrease in sales and marketing expense of $99,000 as we discontinued radio and television advertising of the HDU units which proved to be ineffective at generating sales; (3) a decrease in professional fees, investor relations and advertising expense of $17,000, $33,000 and $12,000, respectively, as a result of cost saving measures.

Research and Development Expenses

R&D expenses were $17,308 for the three months ended September 30, 2012 as compared to $42,249 for the three months ended September 30, 2011. The fiscal 2013 expenses relate to research of potential product delivery system enhancements for FireIce® and testing of new processes for the application of our Soil2O™ "Dust Control" product.

Loss from Operations

Loss from operations was $1,518,419 for the three months ended September 30, 2012 as compared to $1,442,293 for the three months ended September 30, 2011. The increased loss resulted from the decrease in sales and the higher operating expenses.

Interest Income

Interest income was $51 for the three months ended September 30, 2012 as compared to $406 for the three months ended September 30, 2011.  The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective three month periods.

Cost of Repricing of Warrants to Induce Exercise

The Company recorded a cost of repricing warrants of $70,491for the three months ended September 30, 2012 related to the reduction of the exercise price of warrants to purchase 1,740,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Loss on Settlement

Loss on settlement of $1,500 during the three months ended September 30, 2011 resulted from a cash payment on a court ordered settlement.

Interest Expense

Interest expense was $216,828 for the three months ended September 30, 2012 as compared to $19,159 for the three months ended September 30, 2011. The higher expense during the three months ended September 30, 2012 resulted from the amortization of the debt discounts related to the short term convertible notes. Amortization of these discounts was $196,797 for the three months ended September 30, 2012.

Net Loss

Net loss was $1,805,687 for the three months ended September 30, 2012 as compared to $1,442,546 for the three months ended September 30, 2011. The higher net loss resulted from the higher operating expenses, the lower gross profit resulting from the lower sales and the higher interest expense and the cost of repricing warrants as described above.  Net loss per common share was $0.07 for the three months ended September 30, 2012 as compared to $0.07 for the three months ended September 30, 2011. The weighted average number of shares outstanding for the three months ended September 30, 2012 and 2011 were 25,896,566 and 22,148,048, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2012, the Company used net cash of $943,191 in operating activities as compared to net cash used in operating activities of $1,212,339 for the three months ended September 30, 2011.  Net cash used during the three months ended September 30, 2012 resulted primarily from the net loss of $1,805,687, a decrease in accounts payable and accrued liabilities of $98,176 and an increase in inventory of $16,744 which were partially offset by non-cash stock based compensation of $665,410, non-cash amortization of debt discounts of $196,797, depreciation of $12,754, a loss on repricing of warrants of $70,491 and a decrease in accounts receivable of $24,537.  Net cash used during the three months ended September 30, 2011 resulted primarily from the net loss of $1,462,546, a decrease in accrued liabilities of $96,253 and an increase in inventory of $186,402 which were partially offset by non-cash stock based compensation of $412,724, non-cash amortization of stock based prepaid consulting of $42,500, depreciation of $12,549 and an increase in accounts payable of $66,133.

Cash flows used in investing activities for the three months ended September 30, 2012 amounted to $2,185 and related to purchases of office equipment and computer peripherals.

Cash flows from financing activities for the three months ended September 30, 2012 were $1,849,026 as compared to $18,658 for the three months ended September 30, 2011. During the three months ended September 30, 2012, the Company received $870,000 from the exercise of options to purchase 1,740,000 shares of common stock at an exercise price of $0.50 per share, $128,000 from two accredited investors in exchange for 156,000 shares of common stock in connection with a private placement, $720,003 in exchange for 1,083,889 shares of common stock in connection with the stock purchase agreement with Lincoln Park Capital Fund LLC (“LPC”) and $175,000 in exchange for six-month convertible notes with two accredited investors.  The amounts received were used to make repayments on notes payable to related parties of $33,339 and to make payments on insurance premium finance contracts of $10,638.  During the three months ended September 30, 2011, the Company received $30,000 from the exercise of options to purchase 30,000 shares of common stock at an exercise price of $1.00 per share by a director and repaid $11,342 of insurance premium financing.

As of the filing date of this report, we have $617,000 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand. As previously disclosed, in January 2012, the Company signed a $5 million purchase agreement with LPC and filed registration statement related to the transaction covering the shares that may be issued to LPC under the purchase agreement. Provided that the registration statement is effective, which occurred in March 2012, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to $4.9 million. To date, the Company has issued 2,086,638 shares of common stock in exchange for $1,330,003 under the purchase agreement and has the ability to sell another $3.7 million under the purchase agreement.  The price at which the Company may sell shares to LPC is subject to a floor of $0.35 per share.   The Company believes the LPC purchase agreement could provide the Company with a sufficient amount of working capital for the next 12 months; however the Company has continued to meet with additional potential investors to explore other financing alternatives.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

In September and October 2012, the Company issued 1,820,000 shares of common stock in exchange for $910,000 in connection with the exercise of 1,820,000 warrants (including 1,200,000 warrants held by our principal shareholder) related to an offer by the Company to reduce the exercise prices of the warrants to $0.50 per share. Additionally, in September 2012, our principal shareholder converted his $322,996 convertible original issue discount note which was due on September 28, 2012 into 665,992 shares of common stock.

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

Stock-Based Compensation

Under ASC 718-10 we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including an expected increase in international sales, our liquidity and anticipated capital asset requirements.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, failure to receive final licensing approvals from the Chinese government, and inability to enter into a definitive agreement with distributors in China and Australia.

Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the fiscal year ended June 30, 2012.  Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The Company has limited insurance coverage covering Claims 1 and 3 where the total verdict amounted to $200,000, less a $25,000 self-insured retention amount. The insurance carrier which provided the defense specifically has claimed that it would not provide insurance on Claims 2 and 4, amounting to $205,000 or Claim 5 amounting to $841,000 alleging that there is no insurance coverage for breach of an Employment Agreement. We retained a law firm which specializes in insurance coverage and bad faith.  As stated above, the jury exonerated the defendants on the claims relating to an alleged Employment Agreement and found them liable for breach of an alleged Consulting Agreement. Based upon correspondence with the insurance carrier’s attorneys it is unclear whether the damages arising under the alleged Consulting Agreement relating to warrants to purchase common stock are covered.

If the defendants’ motions are not granted, the Company will have 30 days to file an appeal of the decision. Of the amounts awarded by the jury, it is estimated that $200,000 will be paid by the Company’s insurance carriers, however the Company is precluded from recognizing the insurance coverage amount until payment is received. Accordingly, based upon the verdicts, the Company recorded a reserve for litigation of $1,646,000 as of June 30, 2012.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Private Placement Investors (1)	8/03/12 and 8/06/12	256,000 shares of common stock at $0.50 per share	Investments totaling $128,000
Lenders (1)	8/1/12 and 8/14/12	$75,000 and $100,000 six month notes convertible at $0.50 per share	Loans by two investors
Warrant Holders (1)	9/14/12 to 9/28/12	1,740,000 shares of common stock	Exercise of warrants and options at $0.50 per share for $870,000
Investor relations (1)	9/21/12	50,000 five-year warrants exercisable at $0.63 per share	Services performed
Note holder (2)	9/28/12	665,992 shares of common stock	Conversion of a $332,996 convertible note at $0.50 per share

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506 thereunder. The securities were issued to accredited investors and there was no general solicitation.

(2)

Exempt under Section 3(a)(9) under the Securities Act. The Note holder was the Company’s principal shareholder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

On November 1, 2012, the Company’s Compensation Committee ratified and approved a base salary of $200,000 for Mr. Jerome Eisenberg, the Company’s Executive Chairman and Chairman of the Board, for serving as Executive Chairman.  The Compensation Committee is discussing an appropriate equity compensation package for Mr. Eisenberg.

ITEM 6.

EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

November 2, 2012	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

November 2, 2012	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.5	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Reduced Warrant Exercise Price Offer				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Darlene Cordani.