Form 10-Q
period 2012-12-31
GelTech Solutions, Inc.
filed 2013-02-11
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at February 8, 2013
Common Stock, $0.001 par value per share	29,400,512 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2012	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$280,549	$84,194
Accounts receivable trade, net	43,716	55,160
Inventories	575,783	546,118
Prepaid expenses and other current assets	71,653	45,785
Total current assets	971,701	731,257

Furniture, fixtures and equipment, net	166,718	188,779
Deposits	15,631	15,631

Total assets	$1,154,050	$935,667

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$201,705	$234,375
Accrued expenses	68,096	72,637
Litigation accrual	1,446,000	1,646,000
Notes payable - related parties	24,541	84,380
Convertible notes - related parties, net of discount	289,533	283,230
Convertible notes - third parties, net of discount	244,061	74,214
Insurance premium finance contract	37,688	9,250
Total current liabilities	2,311,624	2,404,086
Convertible note - related party	1,497,483	1,497,483
Total liabilities	3,809,107	3,901,569

Commitments and contingencies (Note 5)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 29,190,286 and 24,914,474 shares issued and outstanding as of December 31, 2012 and June 30, 2012 , respectively.	29,190	24,914
Additional paid in capital	23,327,123	19,809,070
Accumulated deficit	(26,011,370)	(22,799,886)
Total stockholders' equity (deficit)	(2,655,057)	(2,965,902)

Total liabilities and stockholders' equity (deficit)	$1,154,050	$935,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011

Sales	$37,453	$84,551	$121,903	$262,953

Cost of goods sold	13,499	39,181	49,578	114,421

Gross profit	23,954	45,370	72,325	148,532

Operating expenses:
Selling, general and administrative expenses	1,526,616	1,123,204	3,076,098	2,626,410
Research and development	6,423	7,726	23,731	49,975

Total operating expenses	1,533,039	1,130,930	3,099,829	2,676,385

Loss from operations	(1,509,085)	(1,085,560)	(3,027,504)	(2,527,853)

Other income (expense)
Loss on settlement	—	(300,000)	—	(301,500)
Other income	200,000	—	200,000	—
Interest income	514	57	565	463
Loss on repricing warrants	—	(5,834)	(70,491)	(5,834)
Interest expense	(97,226)	(19,328)	(314,054)	(38,487)
Total other income (expense)	103,288	(325,105)	(183,980)	(345,358)

Net loss	$(1,405,797)	$(1,410,665)	$(3,211,484)	$(2,873,211)

Net loss per common share - basic and diluted	$(0.05)	$(0.06)	$(0.12)	$(0.13)

Weighted average shares outstanding - basic and diluted	28,877,700	22,204,124	27,387,133	22,152,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,211,484)	$(2,873,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,346	25,519
Amortization of debt discounts	274,426	—
Amortization of stock based prepaid consulting	—	42,500
Vesting of restricted stock units	90,000	—
Stock option employee compensation expense	990,559	676,332
Cost of repricing warrants to induce exercise	70,491	5,834
Loss on settlement	—	300,000
Payment by insurance company of prior period accrued litigation expense	(200,000)	—
Changes in assets and liabilities:
Accounts receivable	11,444	64,958
Inventories	(29,665)	(178,007)
Prepaid expenses and other current assets	21,603	17,776
Accounts payable	(32,669)	(32,734)
Accrued expenses	(4,542)	(103,756)
Net cash used in operating activities	(1,994,491)	(2,054,789)
Cash flows from Investing Activities
Purchases of equipment	(3,285)	(26,922)
Net cash (used in) investing activities	(3,285)	(26,922)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	128,000	50,000
Proceeds from sale of stock under stock purchase agreement	810,003	—
Proceeds from exercise of warrants	910,000	65,000
Proceeds from exercise of stock options	—	33,335
Payments on related party notes	(59,839)	89,380
Proceeds from convertible notes with third parties	175,000	—
Proceeds from convertible notes with related parties	250,000	—
Payments on Insurance Finance Contract	(19,033)	(19,900)
Net cash provided by financing activities	2,194,131	217,815

Net increase in cash and cash equivalents	196,355	(1,863,896)
Cash and cash equivalents - beginning	84,194	1,956,976
Cash and cash equivalents - ending	$280,549	$93,080

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$296	$1,050
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$47,471	$43,931
Beneficial conversion feature of convertible notes	$190,280	$—
Conversion of notes for common stock	$332,996	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

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

Inventories

Inventories as of December 31, 2012 consisted of raw materials and finished goods in the amounts of $158,670 and $417,335, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2012 or June 30, 2012.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. Revenue is shown net of returns and allowances.

Products shipped from our third-party fulfillment companies or our Jupiter, Florida location are shipped FOB shipping point.  Normal terms are net 30 or net 60 days depending on the arrangement we have with the customer.  As such, revenue is recognized when product has been shipped from either the third-party fulfillment company or from the Jupiter, Florida location.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments.” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of goods sold. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction of sales.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months and six months ended December 31, 2012 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At December 31, 2012, there were stock appreciation rights to purchase 3,200,000 shares of the Company common stock, options to purchase 6,307,007 shares of the Company’s common stock, warrants to purchase 3,085,258 shares of the Company’s common stock, 800,000 restricted stock units and 2,894,782 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

The fair values of stock option grants for the period from July 1, 2012 to December 31, 2012 were estimated using the following assumptions:

Risk free interest rate	0.53% -0.93%
Expected term (in years)	2.5 - 6.5
Dividend yield	––
Volatility of common stock	89.67% - 91.04%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after December 31, 2012 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of December 31, 2012, the Company had a working capital deficit, an accumulated deficit and stockholders’ deficit of $1,339,923, $26,011,370 and $2,655,057, respectively, and incurred losses from operations of $3,211,484 for the six months ended December 31, 2012 and used cash from operations of $1,994,491 during the six months ended December 31, 2012.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In January 2012, the Company signed a purchase agreement with Lincoln Park Capital Fund LLC which provided for the sale of up to an additional $4.9 million worth of common stock of the Company, in addition to the $100,000 purchased upon entering into the agreement. To date the Company has issued 2,336,569 shares of common stock in exchange for $1,420,003 under this agreement and has the ability to sell another $3.6 million under the agreement under certain circumstances.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

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

In February 2011, the Company renegotiated the Line of Credit Agreement with its largest principal stockholder (the Lender). As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit. In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due on the maturity date of the note (the “2011 Note”). As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share. These warrants were exercised in September 2012 in exchange for $150,000 in connection with the Company’s offer to all warrant holders to exercise warrants at $0.50 per share instead of the exercise price negotiated on the date of the grant.

In December 2011, the Company received short term advances from its Chief Executive Officer, President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period.  Through December 31, 2012, the Company has made repayments to its President, Chief Executive Officer and Chief Financial Officer on the notes due these individuals in the amounts of $20,000, $9,839 and $35,000, respectively.  As of December 31, 2012, accrued interest related to these notes amounted to $3,318.

On March 9, 2012, the Company received $105,000 from third parties in exchange for six month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes.  In September 2012, the Company issued new one-year convertible original issue discount notes in the amount of $120,540, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old notes.  This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $35,138 which will be amortized to interest expense over the life of the convertible notes. For the six months ended December 31, 2012, the Company has recognized interest expense of $5,301 and $53,668, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 which will be amortized to interest expense over the life of the note. In September 2012, the Company issued a new one-year convertible original issue discount note in the amount of $86,100, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old note.  This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $24,971 which will be amortized to interest expense over the life of the convertible note. For the six months ended December 31, 2012, the Company has recognized interest expense of $3,527 and $31,839, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

On March 29, 2012, the Company received $250,000 from its  principal stockholder and accrued interest due this stockholder as of February 18, 2012 of $74,874 was paid by including the interest in a new six month convertible original issue discount note in the amount of $332,996. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $199,798 and an original issue discount of $8,121 which will be amortized to interest expense over the life of the note.  For the period from July 1, 2012 to September 28, 2012 the Company recognized interest expense of $3,972 and $97,703, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.  On September 28, 2012, the holder elected to convert the note into common stock and was issued 665,992 shares of common stock by the Company.

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 with two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $106,600 and an original issue discount of $4,375 which will be amortized to interest expense over the life of the notes.  For the six months ended December 31, 2012, the Company has recognized interest expense of $3,475 and $85,368, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On December 28, 2012, the Company received $250,000 from its principal stockholder in exchange for a one year convertible original issue discount note in the amount of $275,000 (the “2012 Note”). The note bears an annual interest rate of 10% and is convertible into the Company's common stock at the rate of $0.35 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $23,571 and an original issue discount of $25,000 which will be amortized to interest expense over the life of the note.  For the six months ended December 31, 2012, the Company has recognized interest expense of $412 and $389, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

NOTE 4 – Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the six months ended December 31, 2012 were as follows:

During the six months ended December 31, 2012, the Company has issued 1,333,820 shares of common stock in exchange for $810,003 in connection with the Purchase Agreement with Lincoln Park Capital.

In August 2012, the Company issued 256,000 shares of common stock in exchange for $128,000 in connection with private placement transactions with two accredited investors.

In September 2012, the Company issued 1,740,000 shares of common stock in exchange for $870,000 in connection with the exercise of 1,640,000 warrants and 100,000 options to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise prices of the warrants and options ranged from $1.25 to $1.75 per share. The cost of repricing warrants recognized by the Company amounted to $70,491 for the three months ended September 30, 2012. The cost represents the incremental increase in the fair value of the repriced warrants and options as compared to the original warrants and options granted, valued on the exercise date. The fair value of the warrants and options was determined using the Black-Scholes option pricing model.  In October 2012, the Company issued 80,000 shares of common in exchange for $40,000 in connection with the exercise of warrants at $0.50 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

In September 2012, our principal shareholder converted his $322,996 convertible original issue discount note which was due on September 28, 2012 into 665,992 shares of common stock.

Options and Stock Appreciation Rights to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2012 to December 31, 2012 was $990,559 for stock options and stock appreciation rights granted to employees, directors and a consultant.  This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At December 31, 2012, the total compensation cost for stock options and stock appreciation rights not yet recognized was approximately $1,734, 037.  This cost will be recognized over the remaining vesting term of the options and stock appreciation rights of approximately three years.

Restricted Stock Units

The Company recognized stock-based compensation expense of $90,000 related to vested restricted stock units granted to the Company’s Executive Chairman.  Stock based compensation expense not yet recognized related to restricted stock units amounted to $270,000 at December 31, 2012.  This cost will be recognized over the remaining vesting term of the restricted stock units of approximately three years.

A summary of transactions for all employee stock options and stock appreciation rights for the six month periods ended December 31, 2012 and 2011 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	4,439,507	$1.12	6.40
Granted	675,000	$1.06	—
Exercised	—	$—	—
Forfeited	—	$—
Expired	(525,000)	$1.00	—
Outstanding at December 31, 2011	4,589,507	$1.08	5.94	$—
Exercisable at December 31, 2011	2,355,508	$1.03	5.61	$—

Weighted average fair value of options granted during the six months ended December 31, 2011		$0.61

Balance at June 30, 2012	4,589,507	$1.04	5.95
Granted	4,135,000	$0.50	9.60
Exercised	—	$—	—
Forfeited	(750,000)	$1.25	—
Expired	—	$—
Outstanding at December 31, 2012	7,974,507	$0.77	6.93	$—
Exercisable at December 31, 2012	4,500,257	$0.89	5.90	$—

Weighted average fair value of options granted during the six months ended December 31, 2012		$0.37

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

On September 21, 2012, the Compensation Committee of the Board of Directors approved the granting of five-year options to purchase 265,000 shares of common stock at an exercise price of $0.60 per share to non-executive employees. The options vest 25% immediately with the remainder vesting annually over three years, subject to continued employment. The Company valued the options at $101,029 using the Black-Scholes option pricing model using a volatility of 89.93%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 4 years, using the Simplified Method and a discount rate of 0.53%. The resulting expense will be recognized 25% immediately and the remainder over the vesting period.

On November 14, 2012 , the Compensation Committee of the Board of Directors granted its Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and President 800,000 each stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period.  . The Company valued the SARS at $1,086,560 using the Black-Scholes option pricing model using a volatility of 89.67%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 6.5 years, using the Simplified Method and a discount rate of 0.93%.  The resulting expense will be recognized 25% immediately and the remainder over the vesting period.

The Company’s Chief Executive Officer, President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2011 to December 31, 2011 and from June 30, 2012 to December 31, 2012 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	790,000	$1.25	7.98
Granted	245,000	$1.75	10.00
Exercised	(35,000)	$0.95	—
Forfeited	(142,500)	$1.46	—
Expired	—	$—	—
Outstanding at December 31, 2011	857,500	$1.37	8.06	$—
Exercisable at December 31, 2011	525,500	$1.24	7.33	$—

Weighted average fair value of options granted during the six months ended December 31, 2011		$1.34

Balance at June 30, 2012	857,500	$1.36	7.96
Granted	235,000	$0.90	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2012	1,092,500	$1.26	7.90	$—
Exercisable at December 31, 2012	756,831	$1.38	7.37	$—

Weighted average fair value of options granted during the six months ended December 31, 2012		$0.65

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

On December 6, 2012, the Company issued options to purchase 5,000 shares of common stock to a director upon his appointment to the audit committee. The options have an exercise price of $0.36 per share, and vest over three years, subject to continued service and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 89.86% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 0.90%. The value of these options, $1,360, will be recognized as expense over the requisite service period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the six month periods from June 30, 2011 to December 31, 2011 and from June 30, 2012 to December 31, 2012 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	—	$—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2011	540,000	$1.16	2.64	$—
Exercisable at December 31, 2011	540,000	$1.16	2.64	$—

Weighted average fair value of options granted during the six months ended December 31, 2011		N/A

Balance at June 30, 2012	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	(100,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2012	440,000	$1.14	1.77	$—
Exercisable at December 31, 2012	440,000	$1.14	1.77	$—

Weighted average fair value of options granted during the six months ended December 31, 2012		N/A

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

A summary of warrants issued for settlements and changes during the periods July 1, 2011 to December 31, 2011 and from July 1, 2012 to December 31, 2012 is as follows:

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	474,508	$1.05	1.91
Granted	—	$—	—
Exercised	(130,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2011	344,508	$1.50	1.42
Exercisable at December 31, 2011	344,508	$1.50	1.42

Weighted average fair value of warrants granted during the six months ended December 31, 2011		N/A

Balance at June 30, 2012	344,058	$1.50	0.92
Granted	350,000	$0.60	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2012	694,058	$0.84	2.58
Exercisable at December 31, 2012	694,058	$0.84	2.58

Weighted average fair value of warrants granted during the six months ended December 31, 2012		$0.33

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2011 to December 31, 2011 and from June 30, 2012 to December 31, 2012 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	—	$—	—
Exercised	—	$—	—
Exercise recission	45,000	$1.25
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2011	4,696,200	$1.46	2.18
Exercisable at December 31, 2011	4,696,200	$1.46	2.18

Weighted average fair value of warrants granted during the six months ended December 31, 2011		N/A

Balance at June 30, 2012	4,481,200	$1.46	2.46
Granted	50,000	$0.63	5.00
Exercised	(1,820,000)	$0.50	—
Forfeited	—	$—	—
Expired	(320,000)	$1.60	—
Outstanding at December 31, 2012	2,391,200	$1.42	1.00
Exercisable at December 31, 2012	2,391,200	$1.42	1.00

Weighted average fair value of warrants granted during the six months ended December 31, 2012		$0.44

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

During the six months ended December 31, 2012, the Company issued 1,820,000 shares of common stock in exchange for $910,000 in connection with the exercise of 1,820,000 warrants to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise prices of the warrants ranged from $1.25 to $1.75 per share. The cost of repricing warrants recognized by the Company amounted to $70,491 for the six months ended December 31, 2012.  The cost represents the incremental increase in the fair value of the repriced warrants as compared to the original warrants granted, valued on the exercise date.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

During December 2012, warrants to purchase 320,000 shares of the Company’s common stock at an exercise price of $1.60 per share expired unexercised.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 5 – Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011.

Rent expense for the six months ended December 31, 2012 and 2011 was $53,479 and $67,312, respectively.

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

Effective September 1, 2011, the Compensation Committee approved an Employment Agreement with the Company's Chief Financial Officer (CFO).  The CFO will receive a base salary of $146,000 per year with the Committee having the authority to increase the CFO’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important. In addition, the CFO received options as previously described in Note 4.

On November 14, 2012, the Company approved new employment agreements for the Company’s Chief Executive Officer, President, Chief Technology Officer and Chief Financial Officer. The employment agreements each provide for base salaries of $150,000 and 800,000 stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company’s Chief Executive Officer, President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements. These executives’ base salary will increase to: (i) $170,000 upon the Company generating $3,000,000 in revenue in any 12-month period, (ii) $190,000 upon the Company generating $5,000,000 in any 12-month period and (iii) $200,000 upon the Company generating $6,000,000 in any 12-month period.

Additionally, the Company approved an employment agreement for the Company’s Executive Chairman. The Executive Chairman receives a base salary of $200,000 per year and was granted 800,000 restricted stock units vesting on identical terms as the SARs. All of the five senior executives receive a monthly car allowance of $600 per month. The Compensation Committee will also have the discretion to award each of the executives a bonus based upon job performance, revenue growth or any other factors determined by the Compensation Committee. Each of the employment agreements was effective as of October 1, 2012 and is for a four-year term.

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

Based upon the verdicts, the Company recorded a litigation accrual of $1,646,000 as of June 30, 2012. In November 2012, the insurance carrier paid the plaintiff $200,000 in settlement of the invasion of privacy and fraudulent misrepresentation awards. As a result, the Company reduced the amounts accrued for these awards resulting in other income of $200,000 for the period ended December 31, 2012. See Note 8.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 6 – Related Party Transactions

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

The Company has entered into a series of credit facilities with its principal stockholder as more fully described in Note 3.  Additionally, the Company was provided a loan of $250,000 in December 2012 by its principal stockholder.  See Note 3.

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

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012.  As of December 31, 2012, there were no cash equivalent balances held in depository accounts that are not insured.

At December 31, 2012, three customers accounted for 41.7%, 33.4% and 11.9%, respectively, of accounts receivable.

For the six months ended December 31, 2012 four customers accounted for approximately 18.5%, 15.6%, 12.8% and 11.1% of sales.

During the six  months ended December 31, 2012 all sales resulted from two products, FireIce® and Soil2O™ which made up 87.5% and 12.5%, respectively, of total sales.  Of the FireIce® sales, 84.0% related to sales of FireIce product and 16.0% related to sales of the FireIce Home Defense units.  Of the Soil2O™ sales, 72.5% related to traditional sales of Soil2O® and 27.5% related to Soil2O® Dust Control.

Three vendors accounted for 37.2%, 19.2% and 10.0% of the Company’s approximately $88,000 of raw material and packaging purchases during the six months ended December 31, 2012.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 8 – Subsequent Events

In January 2013, the Company borrowed $250,000 from Michael Reger, its principal shareholder. In connection with this loan, the Company consolidated all of the outstanding notes held by the principal shareholder and issued him a $1,997,483 7.5% note convertible at $0.35 per share due February 18, 2016 (the “2013 Note”) and the principal shareholder cancelled his 2011 Note and the 2012 Note.  The 2013 Note bears an annual interest rate of 7.5% with interest to be paid annually.  In connection with the new note the Company issued 210,226 shares of common stock in payment of accrued interest of $73,579 owed under the 2011 Note and the 2012 Note.  See Note 3 above.

In January 2013, the court ruled on the Company’s post-trial motions in the Hopkins litigation dismissing the $200,000 verdict (which was subject to triple damages) against Mr. Cordani and reducing the $841,000 breach of the consulting agreement award to $500,000.  Previously, the Company’s insurance carrier paid the plaintiff $200,000 which leaves the Company liable for the $5,000 trespass award and the $500,000 breach of consulting agreement award. The Company filed motions seeking a new trial on damages. The Company received a favorable ruling on these motions and has 30 days to elect to accept the reduced award or file for a new trial. The Company intends to file for a new trial.

Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities.  In connection with his separation, the Company agreed to pay the President $150,000 plus COBRA payments over 14 months.  In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns.  In addition, vested options and stock appreciation rights to purchase 1,137,500 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to the President, were cancelled.

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

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water soluble fire retardant used to protect firefighters, structures and wildlands; (2) Soil2O® ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

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

Although sales of our Soil2O® ‘Dust Control’ and our Soil2O® agricultural product applications were down during the three months ended December 31, 2012, we continue to believe there are substantial markets for these products given the heightened federal regulations for mitigating airborne particulate matter and in light of the severe drought conditions experienced by many parts of the United States in 2012.

We have found that sales of our FireIce® HDU units are greatest when wildfires are imminent.  The efficacy of the retardant ability of FireIce® was demonstrated in January 2012 when two homes were protected by firefighters from a fast moving grass fire in Montana by applying FireIce® to the homes and surrounding foliage.

International sales of FireIce® and Soil2O® are expected to continue as our Australian Distributor has been successful in obtaining government approvals of Soil2O® for use in landscaping applications.  Shipments under our Chinese distribution agreement have been delayed indefinitely pending resolution of the trademark registration of FireIce by the Company’s prior distributor in China or registration of FireGel as a new trademark.  The Company has been advised by its Chinese counsel that any sales of FireIce by the Company or its new distributor in China would be deemed an infringement on the prior distributor’s trademark and therefore no shipments under our new distributor agreement will begin until this is resolved or we register an alternative trademark and receive approval to sell in China using that trademark.  The Company has filed an administrative proceeding in China seeking to cancel a third party’s registration of FireIce, and the resolution of this proceeding may not be resolved until as late as October 2013.  Even if the FireIce registration is cancelled, the Company has been advised that it could take as many as 18 months for the Company to re-register the FireIce trademark.  In December 2012, the Company filed a trademark application for FireGel in China.  We have been advised by legal counsel that the trademark review process generally takes five months.  If the application is accepted, the Company would be allowed to sell FireIce under the FireGel name within 12 months after acceptance.  The Company is working with Chinese counsel and the new distributor to determine the fastest method to begin selling FireIce in China.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2011.

Sales

For the six months ended December 31, 2012, we had sales of $121,903 as compared to sales of $262,953 for the six months ended December 31, 2011, a decrease of $141,050 or 53.6%.  Sales of product during the six months ended December 31, 2012 consisted of $15,201 for Soil2O® and $106,702 for FireIce® and related products. Of the Soil2O® sales, $4,187 related to the new dust control application and $11,014 related to traditional Soil2O® applications. FireIce® sales consisted of $89,578 product sales and $17,124 related to sales of HDU related products.  Sales of product during the six months ended December 31, 2011 consisted of $144,878 for Soil2O™ and $118,075 for FireIce® and related products.  Sales of Soil2O®"Dust Control" were negatively impacted during the three months ended December 31, 2012 by the rainy season in the Southwestern US where we are currently focusing our efforts. We are preparing for a resumption of Soil2O® Dust Control sales as we move out of the rainy season. FireIce® sales during the six months ended December 31, 2012 were primarily attributable to municipalities and commercial customers.

Cost of Goods Sold

Cost of goods sold was $49,578 for the six months ended December 31, 2012 as compared to a cost of goods sold of $114,421 for the six months ended December 31, 2011. The decrease was the direct result of the decrease in sales.  Cost of sales as a percentage of sales was 40.7% for the six months ended December 31, 2012 as compared to 43.5% for the six months ended December 31, 2011. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2012.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $3,076,098 for the six months ended December 31, 2012 as compared to $2,626,410 for the six months ended December 31, 2011. The increase in fiscal 2013 expenses resulted from (1) an increase in salaries and employee benefits of $28,254 related to the employment  a full time CFO during the six month period in fiscal 2013 versus a four month period in fiscal 2012 as well as the new employment of our Executive Chairman effective October 1, 2012; (2) an increase in non-cash stock option expense of $404,227 related to option, stock appreciation rights and restricted stock unit grants to executive officers and directors in fiscal 2013; and (3) an increase in professional fees of $133,051 related to ongoing litigation with a former employee and a former distributor.  These increases were partially offset by decreases in investor relations expense of $64,072 and sales and marketing expense of 35,999.

Research and Development Expenses

R&D expenses were $23,731 for the six months ended December 31, 2012 as compared to $49,975 for the six months ended December 31, 2011. The fiscal 2012 expenses relate to research of potential product enhancements for FireIce® and additional testing of our Soil2O®"Dust Control" product.

Loss from Operations

Loss from operations was $3,027,504 for the six months ended December 31, 2012 as compared to $2,527,853 for the six months ended December 31, 2011. The decrease in the loss resulted from the lower gross profit resulting from the decrease in sales which were partially offset by the higher operating expenses as described above.

Interest Income

Interest income was $565 for the six months ended December 31, 2012 as compared to $463 for the six months ended December 31, 2011. The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective six month periods.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Loss on Settlement

Loss on settlement of $301,500 during the six months ended December 31, 2011 resulted from the issuance of 441,176 shares of the Company's common stock to a director in settlement of amounts due the director by the Company's predecessor company plus a payment of $1,500 to a former shareholder of the predecessor company.

Reduction of Accrual for Losses from Litigation

In November 2012, the Company recognized other income of $200,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee.  The reduction was recorded to reflect insurance payments made to the plaintiff in settlement of the invasion of privacy and fraudulent misrepresentation awards.

Cost of Repricing of Warrants to Induce Exercise

The Company recognized a cost of repricing warrants of $70,491 for the six months ended December 31, 2012 related to the reduction of the exercise price of warrants to purchase 1,820,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.   The Company recognized a cost of repricing warrants of $5,834 for the six months ended December 31, 2011 related to the reduction of the exercise price of warrants to purchase 130,000 shares of common stock with an exercise price of $1.50 per share to $0.50 per share.

Interest Expense

Interest expense was $314,054 for the six months ended December 31, 2012 as compared to $38,487 for the six months ended December 31, 2011. The higher expense during the six months ended December 31, 2012 resulted from the amortization of debt discounts resulting from the beneficial conversion features of convertible debt related to convertible debt financings. Amortization of these costs was $274,426 for the six months ended December 31, 2012.

Net Loss

Net loss was $3,211,484 for the six months ended December 31, 2012 as compared to $2,873,211 for the six months ended December 31, 2011. The lower net loss resulted primarily from the reversal of accrual for losses from litigation which were partially offset by higher operating expenses, higher interest expense and lower gross profit.  Net loss per common share was $0.12 for the six months ended December 31, 2012 as compared to $0.13 for the six months ended December 31, 2011. The weighted average number of shares outstanding for the six months ended December 31, 2012 and 2011 were 27,387,133 and 22,152,375, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011.

Sales

For the three months ended December 31, 2012, we had sales of $37,453 as compared to sale of $84,551 for the three months ended December 31, 2011, a decrease of $47,098 or 55.74%. Sales of product during the three months ended December 31, 2012 consisted of $4,634 for Soil2O® and $32,729 for FireIce® and related products. Of the Soil2O® sales, $4,187 related to the new dust control application and $447 related to traditional Soil2O® applications.  FireIce® sales consisted of $32,323 product sales and $406 related to sales of HDU related products.  Sales of product during the three months ended December 31, 2011 consisted of $5,593 for Soil2O™ and $78,958 for FireIce® and related products.  Sales of Soil2O® "Dust Control" are negatively affected during the rainy season in the Southwestern US where we are currently focusing our efforts. We are preparing for a resumption of Soil2O® Dust Control sales as we move out of the rainy season.  The higher FireIce® sales for the three months ended December 31, 2011 were primarily attributable to the initial sales to our Australian distributor.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

Cost of goods sold was $13,499 for the three months ended December 31, 2012 as compared to a cost of goods sold of $39,181 for the three months ended December 31, 2011. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 36% for the three months ended December 31, 2012 as compared to 46% for the three months ended December 31, 2011. The lower cost of sales percentage in fiscal 2012 relates to the sales mix. During the three months ended December 31, 2011 the Company sold a greater number of FireIce® HDU units which have a lower gross margin. We expect future cost of sales as a percentage of sales will be consistent with the fiscal year to date cost of sales percentage for the six months ended December 31, 2012.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,526,616 for the three months ended December 31, 2012 as compared to $1,123,204 for the three months ended December 31, 2011. The increase in fiscal 2013 expenses resulted from (1) an increase in non-cash expenses of $263,608 related to option, stock appreciation rights and restricted stock unit grants to directors and executive officers in fiscal 2013; (2) an increase in professional fees of $164,829 due to ongoing litigation with a former employee and a former distributor; (3) an increase in salaries and employee benefits of $63,355 resulting from the hiring of a new executive chairman; and (4) an increase in sales and marketing due to a new focus on search engine optimization to increase internet traffic to our website.  These increases were partially offset by decreases in investor relations and facilities costs of $46,060 and $13,785, respectively.

Research and Development Expenses

R&D expenses were $6,423 for the three months ended December 31, 2012 as compared to $7,726 for the three months ended December 31, 2011. The fiscal 2013 expenses relate to research of potential product enhancements for FireIce®.

Loss from Operations

Loss from operations was $1,509,085 for the three months ended December 31, 2012 as compared to $1,085,560 for the three months ended December 31, 2011. The increase in the loss resulted from the higher operating expenses plus the lower gross profit resulting from the reduction in sales.

Interest Income

Interest income was $514 for the three months ended December 31, 2012 as compared to $57 for the three months ended December 31, 2011. The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective three month periods.

Reduction of Accrual for Losses from Litigation

In November 2012, the Company recognized other income of $200,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee.  The reduction was recorded to reflect insurance payments made to the plaintiff in settlement of the invasion of privacy and fraudulent misrepresentation awards.

Loss on Settlement

Loss on settlement of $300,000 during the three months ended December 31, 2011 resulted from the issuance of 441,176 shares of the Company's common stock to a director in settlement of amounts due the director by the Company's predecessor company.

Cost of Repricing of Warrants to Induce Exercise

The Company recognized a cost of repricing warrants of $5,834 for the three months ended December 31, 2011 related to the reduction of the exercise price of warrants to purchase 130,000 shares of common stock with an exercise price of $1.50 per share to $0.50 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was $97,226 for the three months ended December 31, 2012 as compared to $19,328 for the three months ended December 31, 2011. The higher expense during the three months ended December 31, 2012 resulted from the amortization of debt discounts resulting from the beneficial conversion features of convertible debt related to convertible debt financings. Amortization of these costs was $77,629 for the three months ended December 31, 2012.

Net Loss

Net loss was $1,405,797 for the three months ended December 31, 2012 as compared to $1,410,665 for the three months ended December 31, 2011. The lower net loss resulted primarily from the reversal of accrual for losses from litigation which were partially offset by the higher operating expenses, higher interest expense and the lower gross profit. Net loss per common share was $0.05 for the three months ended December 31, 2012 as compared to $0.06 for the three months ended December 31, 2011. The weighted average number of shares outstanding for the three months ended December 31, 2012 and 2011 were 28,877,700 and 22,204,124, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2012, the Company used net cash of $1,994,491 in operating activities as compared to net cash used in operating activities of $2,054,789 for the six months ended December 31, 2011.  Net cash used during the six months ended December 31, 2012 resulted primarily from the net loss of $3,211,484, recognition of the reversal of losses from litigation of $200,000, a decrease in accrued expenses of $4,542, a decrease in accounts payable of $32,669 and an increase in inventory of $29,665 which were partially offset by non-cash stock based compensation of $990,559, amortization of convertible note discounts of $274,426, vesting of restricted stock units of $90,0000, loss on repricing of warrants of $70,491  and depreciation of $25,346. Net cash used during the six months ended December 31, 2011 resulted primarily from the net loss of $2,873,211, a decrease in accrued expenses of $103,756, a decrease in accounts payable of $32,734 and an increase in inventory of $178,007 which were partially offset by non-cash stock based compensation of $676,332, non-cash amortization of stock based prepaid consulting of $42,500, non-cash stock issued for settlement of $300,000 and depreciation of $25,519.

Cash flows used in investing activities for the six months ended December 31, 2012 amounted to $3,285 as compared to $26,922 for the six months ended December 31, 2011. The cash flows used in investing activity for the six months ended December 31, 2012 related to purchases of computer equipment for the corporate office. The cash flows used in investing activity for the six months ended December 31, 2011 related to purchases of equipment used with our mobile mixing truck and additional computer and office equipment for the corporate office.

Cash flows from financing activities for the six months ended December 31, 2012 were $2,194,131 as compared to $217,815 for the six months ended December 31, 2011.  During the six months ended December 31, 2012, the Company received $910,000 from the exercise of options to purchase 1,820,000 shares of common stock at an exercise price of $0.50 per share, $128,000 from two accredited investors in exchange for 156,000 shares of common stock in connection with a private placement, $810,003 in exchange for 1,333,820 shares of common stock in connection with the stock purchase agreement with Lincoln Park Capital Fund LLC (“LPC”), $175,000 in exchange for six-month convertible notes with two accredited investors and $250,000 from the Company’s principal stockholder in exchange for a one year convertible original issue discount note.  The amounts received were used to make repayments on notes payable to related parties of $59,839 and to make payments on insurance premium finance contracts of $19,033. During the six months ended December 31, 2011, the Company received $50,000 proceeds from the sale of common stock, $33,335 from the exercise of options to purchase 35,000 shares of common stock at exercise prices from $0.667 to $1.00 per share by a director, $65,000 from the exercise of 130,000 warrants at $0.50 per share and $89,380 in loan proceeds from related parties and used those funds to repay $19,900 of insurance premium financing.

As of the filing date of this report, we have $152,500 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand. As previously disclosed, in January 2012, the Company signed a $5 million purchase agreement with LPC and filed registration statement related to the transaction covering the shares that may be issued to LPC under the purchase agreement. Provided that the registration statement is current, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the purchase

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

agreement, up to $4.9 million. To date, the Company has issued 2,336,569 shares of common stock in exchange for $1,420,003 under the purchase agreement and has the ability to sell another $3.6 million under the purchase agreement.  The price at which the Company may sell shares to LPC is subject to a floor of $0.35 per share.  The Company believes the LPC purchase agreement could provide the Company with a sufficient amount of working capital for the next 12 months; however the Company must file an amendment to its registration statement and update it before it can sell any common stock.  The Company has continued to meet with additional potential investors to explore other financing alternatives.

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

In December 2012, in consideration for a $250,000 loan, the Company issued its principal shareholder a $275,000 one-year 10% original issue discount note convertible at $0.35 per share (the “2012 Note”).  The 2012 Note was amended to: (i) reduce the interest to 7.5% and (ii) extend the due date to December 31, 2016.  In February 2013, the Company borrowed $250,000 from its principal shareholder.  In connection with this loan, the Company consolidated all of the outstanding notes held by the principal shareholder and issued him a $1,997,482.95 note convertible at $0.35 per share due December 31, 2016 (the “2013 Note”) and the principal shareholder cancelled his $1.4 million note and the 2012 Note.  The 2013 Note bears an annual interest rate of 7.5% with interest to be paid annually in cash or common stock at $0.35 per share at the principal shareholder’s option.

Ultimately, if the Company is unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational.  As a result of the recent court ruling in the Hopkins’ matter (see page 25, “Item 1. Legal Proceedings), the Company does not have an imminent need for liquidity to fund a bond requirement. However, in the event that Mr. Hopkins is awarded a substantial award in the new trial, the Company may not have the money to secure an appeal bond.  There can be no assurance that we will complete any financing or otherwise be able to meet our working capital needs.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 6 and Note 8 to the Unaudited Condensed Consolidated Financial Statements.

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

We estimate the fair value of each stock option and warrant at the grant date using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to the Unaudited Condensed Consolidated Financial Statements contained herein. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements, the substantial markets for our products including Soil2O® “Dust Control” and expected increase in sales of our products internationally. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, failure to resolve our trademark issue in China, and an adverse result in the Hopkin’s litigation.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

As previously disclosed, David Hopkins, a former employee, obtained a jury verdict in July 2012 against the Company for $1,046,000 and against Mr. Michael Cordani, the Company’s Chief Executive Officer, for $200,000.  In January, 2013 the court ruled on the defendant’s post-trial motions dismissing the $200,000 claim against Mr. Cordani and reducing the $841,000 verdict to $500,000.  In November 2012, the Company’s insurance carrier paid the plaintiff $200,000 which leaves the Company liable for the $5,000 trespass award and the $500,000 breach of consulting agreement award. The Company has filed another post trial motion seeking a new trial on damages relating to the $500,000 verdict.  The Company’s motion for a new trial on damages was granted in February 2013.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Lender (1)	12/28/12	$275,000 one year note convertible at $0.35 per share	In consideration for $250,000 loan by the Company’s Principal Stockholder
Warrant and Option Holders (1)	10/3/12	80,000 shares of common stock	Exercise of warrants and options at $0.50 per share for $40,000

————————

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506 thereunder. The securities were issued to accredited investors and there was no general solicitation.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

On February 8, 2013, Joseph Ingarra resigned as a director and President of the Company in order to pursue other interests.  In connection with his resignation, the Company agreed to pay Mr. Ingarra 12 months of severance at the same rate as his current base salary, or $150,000, (plus COBRA reimbursement) payable in accordance with the Company’s standard payroll practices with the first 10 months paid each month and the last two months paid once a month (in one-half of the monthly rate installments) for four months.  The severance was in lieu of the approximately 45 months due under his Employment Agreement under certain circumstances.  Additionally, the Company granted Mr. Ingarra 112,500 fully-vested stock options exercisable at $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns.  All other stock options and stock appreciation rights previously granted to Mr. Ingarra have been cancelled.

ITEM 6.

EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

February 11, 2013	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

February 11, 2013	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.5	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Reduced Warrant Exercise Price Offer	10-Q	11/2/12	10.1
10.2	Reger Note dated December 27, 2012				Filed
10.3	Reger Note dated February 1, 2013				Filed
10.4	Form of Executive Employment Agreement dated as of October 1, 2012+				Filed
10.5	Jerome Eisenberg Employment Agreement dated as of October 1, 2012+				Filed
10.6	Form of Restricted Stock Unit Agreement+				Filed
10.7	Form of Stock Appreciation Rights Agreement+				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

———————

+	Management compensatory agreement.

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Darlene Cordani.