Form 10-Q
period 2013-03-31
GelTech Solutions, Inc.
filed 2013-05-13
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at May 8, 2013
Common Stock, $0.001 par value per share	32,787,709 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$530,000	$84,194
Accounts receivable trade, net	49,329	55,160
Inventories	669,331	546,118
Prepaid expenses and other current assets	48,966	45,785
Total current assets	1,297,626	731,257

Furniture, fixtures and equipment, net	153,926	188,779
Deposits	26,886	15,631

	$1,478,438	$935,667
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$437,352	$234,375
Accrued expenses	66,060	72,637
Litigation accrual	505,000	1,646,000
Accrual for severance agreement	144,286	—
Notes payable - related parties	161	84,380
Convertible notes - related parties, net of discount	70,735	283,230
Convertible notes - third parties, net of discount	174,343	74,214
Insurance premium finance contract	21,969	9,250
Total current liabilities	1,419,906	2,404,086
Convertible note - related party, net of discount	1,889,560	1,497,483
Total liabilities	3,309,466	3,901,569

Commitments and contingencies (Note 5)

Stockholder's equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 32,412,709 and 24,914,474 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively.	32,412	24,914
Additional paid in capital	24,997,632	19,809,070
Accumulated deficit	(26,861,072)	(22,799,886)
Total stockholders' equity (deficit)	(1,831,028)	(2,965,902)

Total liabilities and stockholders' equity (deficit)	$1,478,438	$935,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

Sales	$84,977	$41,408	$206,880	$304,361

Cost of goods sold	31,425	14,793	81,003	129,214

Gross profit	53,552	26,615	125,877	175,147

Operating expenses:
Selling, general and administrative expenses	1,643,710	1,127,427	4,719,808	3,753,837
Research and development	75,236	18,129	98,967	68,104

Total operating expenses	1,718,946	1,145,556	4,818,775	3,821,941

Loss from operations	(1,665,394)	(1,118,941)	(4,692,898)	(3,646,794)

Other income (expense)

Other income	941,000	—	1,141,000	—
Interest income	182	2	747	465
Other expenses	(19,114)	—	(19,114)	(301,500)
Loss on extinguishment of debt	(21,311)	—	(21,311)	—
Cost of repricing warrants	—	(11,919)	(70,491)	(17,753)
Interest expense	(96,514)	(40,397)	(399,119)	(78,884)
Total other income (expense)	804,243	(52,314)	631,712	(397,672)

Net loss	$(861,151)	$(1,171,255)	$(4,061,186)	$(4,044,466)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.14)	$(0.18)

Weighted average shares outstanding - basic and diluted	30,299,733	23,526,275	28,443,780	22,604,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,061,186)	$(4,044,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,004	38,444
Amortization of debt discounts	349,548	19,957
Amortization of stock based prepaid consulting	—	42,500
Vesting of restricted stock units	90,000	—
Stock option employee compensation expense	1,234,945	1,002,060
Cost of repricing warrants to induce exercise	70,491	17,753
Loss on disposal of assets	9,822	—
Loss on stock issued for interest	4,205	—
Common stock issued as settlement	—	300,000
Reversal of litigation accrual	(941,000)	—
Payment by insurance company of prior period litigation expense	(200,000)	—
Changes in assets and liabilities:
Accounts receivable	5,831	69,069
Inventories	(123,213)	(154,137)
Prepaid expenses and other current assets	44,290	28,944
Other assets	(11,255)	—
Accounts payable	202,978	(127,758)
Accrual for severance agreement	144,286	—
Accrued expenses	67,001	(83,989)
Net cash (used in) operating activities	(3,075,253)	(2,891,623)
Cash flows from Investing Activities
Proceeds from sale of asset	15,000	—
Purchases of equipment	(27,973)	(28,949)
Net cash (used in) investing activities	(12,973)	(28,949)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	1,258,000	566,700
Proceeds from sale of stock under stock purchase agreement	810,003	—
Proceeds from exercise of warrants	910,000	107,500
Proceeds from exercise of stock options	—	33,335
Proceeds from related party advances	—	89,380
Payments on related party notes	(84,219)	—
Proceeds from convertible notes with third parties	175,000	105,000
Proceeds from convertible notes with related parties	500,000	325,000
Payments on Insurance Finance Contract	(34,752)	(33,013)
Net cash provided by financing activities	3,534,032	1,193,902

Net increase in cash and cash equivalents	445,806	(1,726,670)
Cash and cash equivalents - beginning	84,194	1,956,976
Cash and cash equivalents - ending	$530,000	$230,306

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$836	$1,601
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$47,471	$43,931
Beneficial conversion feature of convertible notes	$195,770	$84,562
Conversion of notes for common stock	$459,067	$—
Note issued for accrued interest	$—	$74,874
Common stock issued for interest	$73,579	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006. GelTech is focused on marketing four products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® 'Dust Control’, an application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. Additionally, GelTech owns a United States patent for a method to modify weather.

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

Inventories

Inventories as of March 31, 2013 consisted of raw materials and finished goods in the amounts of $289,576 and $379,755, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of March 31, 2013 or June 30, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months and nine months ended March 31, 2013 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2013, there were stock appreciation rights to purchase 2,400,000 shares of the Company common stock, options to purchase 5,619,507 shares of the Company’s common stock, warrants to purchase 1,920,258 shares of the Company’s common stock, 800,000 restricted stock units and 6,336,267 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The fair values of stock option grants for the period from July 1, 2012 to March 31, 2013 were estimated using the following assumptions:

Risk free interest rate	0.53% – 1.99%
Expected term (in years)	2.5 – 10.0
Dividend yield	––
Volatility of common stock	89.67% – 93.11%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after March 31, 2013 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2013, the Company had a working capital deficit, an accumulated deficit and stockholders’ deficit of $122,280, $26,861,072 and $1,831,028, respectively, and incurred losses from operations of $4,061,186 for the nine months ended March 31, 2013 and used cash from operations of $3,075,253 during the nine months ended March 31, 2013. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 3 – Convertible and Non-Convertible Note Agreements

On May 29, 2009, the Company received a line of credit (“Line of Credit”) from the Company’s principal stockholder (the “Lender”). In connection with this Line of Credit, the Company executed a Revolving Promissory Note which permitted the Company to borrow up to $2,500,000. Interest, at an annual rate of 5%, was due monthly on the 20th day of each month which commenced on July 20, 2009.

In February 2011, the Company renegotiated the Line of Credit Agreement with the Lender. As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit. In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due on the maturity date of the note (the “2011 Note”). As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share. These warrants were exercised in September 2012 in exchange for $150,000 in connection with the Company’s offer to all warrant holders to exercise warrants at $0.50 per share instead of the exercise price negotiated on the date of the grant. In February 2013, the 2011 Note, plus a $275,000 convertible original issue discount note were combined into one convertible note agreement, see discussion below.

In December 2011, the Company received short term advances from its Chief Executive Officer, former President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. Through March 31, 2013, the Company has made repayments to its Chief Executive Officer, former President and Chief Financial Officer on the notes due these individuals in the amounts of $9,839, $29,380 and $50,000, respectively. As of March 31, 2013, accrued interest due to the CEO and CFO related to these notes amounted to $2,372.

On March 9, 2012, the Company received $105,000 from third parties in exchange for nine month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes. In September 2012, the Company issued new one-year convertible original issue discount notes in the amount of $120,540, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old notes. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $35,138 which will be amortized to interest expense over the life of the convertible notes. For the nine months ended March 31, 2013, the Company has recognized interest expense of $7,036 and $53,668, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 which will be amortized to interest expense over the life of the note. In September 2012, the Company issued a new one-year convertible original issue discount note in the amount of $86,100, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old note. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $24,971 which will be amortized to interest expense over the life of the convertible note. For the nine months ended March 31, 2013, the Company has recognized interest expense of $5,802 and $37,996, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

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

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 with two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $106,600 and an original issue discount of $4,375 which will be amortized to interest expense over the life of the notes. For the nine months ended March 31, 2013, the Company has recognized interest expense of $4,375 and $106,600, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount. In February 2013, one note holder was issued 205,000 shares of the Company’s common stock in exchange for a note in the amount of $102,500. In addition, the other note holder was issued a new one year original issue discount note for $86,100 convertible at $0.35 per share. The Company recorded an original issue discount of $9,225 and a beneficial conversion feature discount of $4,920 in connection with the new note. The Company recognized interest expense of $2,940 and $782, respectively, related to the original issue discount and the beneficial conversion feature discount during the nine months ended March 31, 2013.

On December 28, 2012, the Company received $250,000 from its principal stockholder in exchange for a one year convertible original issue discount note in the amount of $275,000 (the “2012 Note”). The note bears an annual interest rate of 10% and is convertible into the Company's common stock at the rate of $0.35 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $23,571 and an original issue discount of $25,000 which will be amortized to interest expense over the life of the note. In February 2013, the Company entered into a new convertible note agreement in the amount of $1,997,483, convertible into common stock at a conversion price of $0.35 per share, bearing interest at an annual rate of 7.5% and due on December 31, 2016. This note was issued in exchange for the 2011 Note and the 2012 Note and receipt of $250,000. In connection with the transaction, the Company issued 210,226 shares of common stock in exchange for accrued interest of $73,579 due on the 2011 and 2012 notes resulting in a loss on conversion of interest of $4,204. The exchange of cash and the 2011 and 2012 notes was recorded as a debt extinguishment which resulted in a loss on extinguishment of debt in the amount of $21,311 for the three and nine months ended March 31, 2013. Because this convertible debt  instrument contained an embedded beneficial conversion feature, and was extinguished before conversion, the amount of the reacquisition price to be allocated to the repurchased beneficial feature was measured using the intrinsic value of that conversion feature at the extinguishment date and was immaterial. In connection with the new note agreement, the Company recorded a note discount in the amount of $114,142 related to the beneficial conversion feature of the note calculated using the intrinsic value, of which $6,218 has been amortized as of March 31, 2013.

NOTE 4 – Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the nine months ended March 31, 2013 were as follows:

During the nine months ended March 31, 2013, the Company has issued 1,333,820 shares of common stock in exchange for $810,003 in connection with the Purchase Agreement with Lincoln Park Capital.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

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

In February 2013, the Company issued 210,226 shares of common stock to its principal shareholder as payment of accrued interest in the amount of $73,579. The Company recorded a loss on conversion of interest of $4,204 in connection with this transaction representing the difference between the conversion price of $0.35 per share and the fair market value of the stock on the date of conversion, $0.37 per share.

In February 2013, the Company issued 1,285,714 shares of common stock in connection with a private placement with its principal shareholder in exchange for $450,000.

In February 2013, the Company issued 241,379 shares of common stock each to its Chief Executive Officer and its Chief Technology Officer in exchange for $280,000 in connection with private placements.

In February and March 2013, the Company issued 857,142 shares of common stock in exchange for $300,000 in connection with private placements with consultants who are accredited investors.

In February 2013, the Company issued 172,412 shares of common stock in exchange for $100,000 in connection with private placements with two accredited investors.

In February 2013, the Company issued 205,000 shares of common stock in connection with the conversion of a convertible original issue discount note in the amount of $102,500.

In March 2013, the Company issued 9,171 shares of common stock related to the cashless exercise of 45,000 warrants to purchase common stock at an exercise price of $1.25 per share based upon a fair market value of our stock of $1.57 on the date of exercise.

Options and Stock Appreciation Rights to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2012 to March 31, 2013 was $1,234,945 for stock options and stock appreciation rights granted to employees, directors and a consultant. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2012, the total compensation cost for stock options and stock appreciation rights not yet recognized was approximately $1,571,802. This cost will be recognized over the remaining vesting term of the options and stock appreciation rights of approximately three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

Restricted Stock Units

The Company recognized stock-based compensation expense of $90,000 related to vested restricted stock units granted to the Company’s Executive Chairman. Stock based compensation expense not yet recognized related to restricted stock units amounted to $270,000 at March 31, 2013. This cost will be recognized over the remaining vesting term of the restricted stock units of approximately three years.

A summary of transactions for all employee stock options and stock appreciation rights for the nine month periods ended March 31, 2013 and 2012 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	4,439,507	$1.12	6.40
Granted	675,000	$1.06	—
Exercised	—	$—	—
Forfeited	—	$—
Expired	(525,000)	$1.00	—
Outstanding at March 31, 2012	4,589,507	$1.08	5.69	$71,956
Exercisable at March 31, 2012	2,355,508	$1.03	4.89	$71,956

Weighted average fair value of options granted during the nine months ended March 31, 2012		$0.82

Balance at June 30, 2012	4,589,507	$1.04	5.95
Granted	4,247,500	$0.50	9.60
Exercised	—	$—	—
Forfeited	(2,875,000)	$0.92	—
Expired	—	$—
Outstanding at March 31, 2013	5,962,007	$0.75	6.87	$2,721,109
Exercisable at March 31, 2013	3,375,257	$0.86	5.97	$1,159,109

Weighted average fair value of options granted during the nine months ended March 31, 2013		$0.37

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

On September 21, 2012, the Company granted options to purchase 70,000 shares of the Company’s common stock at an exercise price of $0.63 per share to the father of the Company’s Chief Executive Officer and Chief Technology Officer in recognition of his service. Of the options granted, 35,000 vest immediately with the remainder vesting semi-annually each December 31 and June 30 over a three year period, subject to continued employment on the vesting date. The Company valued the options at $28,358 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 4 years, using the Simplified Method and a discount rate of 0.53%.

On September 21, 2012, the Company granted five-year options to purchase 265,000 shares of common stock at an exercise price of $0.60 per share to non-executive employees. The options vest 25% immediately with the remainder vesting annually over three years, subject to continued employment. The Company valued the options at $101,029 using the Black-Scholes option pricing model using a volatility of 89.93%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 4 years, using the Simplified Method and a discount rate of 0.53%. The resulting expense will be recognized 25% immediately and the remainder over the vesting period.

On November 14, 2012 , the Compensation Committee of the Board of Directors granted its Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and former President 800,000 each stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company valued the SARS at $1,086,560 using the Black-Scholes option pricing model using a volatility of 89.67%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 6.5 years, using the Simplified Method and a discount rate of 0.93%. The resulting expense will be recognized 25% immediately and the remainder over the vesting period.

The Company’s Chief Executive Officer, former President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements.

In connection with a Termination and Release Agreement (the “Release Agreement”) effective February 8, 2013, the Company issued its former President options to purchase 112,500 shares of common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. The options are fully vested and have a ten year term. Additionally, in connection with the Release Agreement the Company cancelled options to purchase 1,325,000 shares of common stock at exercise prices from $0.667 to $1.22 per share and cancelled stock appreciation rights for 800,000 shares of common stock at an exercise price of $0.45 per share. Because the value of the options and stock appreciation rights cancelled exceeded the fair value of the new options granted, no expense will be recognized relating to these options.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2011 to March 31, 2012 and from June 30, 2012 to March 31, 2013 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	790,000	$1.25	7.98
Granted	280,000	$1.60	10.00
Exercised	(35,000)	$0.95	—
Forfeited	(142,500)	$1.46	—
Expired	—	$—	—
Outstanding at March 31, 2012	892,500	$1.35	7.89	$13,585
Exercisable at March 31, 2012	538,834	$1.25	7.10	$5,535

Weighted average fair value of options granted during the nine months ended March 31, 2012		$1.13

Balance at June 30, 2012	857,500	$1.36	7.96
Granted	610,000	$0.95	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2013	1,467,500	$1.19	8.25	$224,970
Exercisable at March 31, 2013	770,582	$1.39	7.12	$60,737

Weighted average fair value of options granted during the nine months ended March 31, 2013		$0.72

On July 1, 2011, as an automatic granter under the Equity Incentive Plan, the Company granted options to purchase 245,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.75 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 89.65% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.35%. The value of the options, $311,001, will be recognized over the vesting term, one year.

On September 28, 2011, in connection with the resignation of a director, options to purchase 142,500 shares of common stock at a weighted average exercise price of $1.46 per share were forfeited.

On July 1, 2012, as an automatic granter under the Equity Incentive Plan, the Company issued options to purchase 230,000 shares of common stock to directors. The options have an exercise price of $0.91 per share, vest on June 30, 2013¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 91.04% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 0.82%. The value of these options will be recognized as expense over the requisite service period.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

In March 2013, the Company granted each of its three non-employee directors ten year options to purchase 125,000 shares of common stock at an exercise price of $0.99 per share. The options vest annually over a three year period, subject to continued service as a director. The options were valued using the Black-Scholes model using a volatility of 93.11 (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.25%. The value of these options, $287,405, will be recognized as expense over the requisite service period.

A summary of options issued to non-employees under the 2007 Plan and changes during the nine month periods from June 30, 2011 to March 31, 2012 and from June 30, 2012 to March 31, 2013 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	—	$—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2012	540,000	$1.16	2.39	$—
Exercisable at March 31, 2012	540,000	$1.16	2.39	$—

Weighted average fair value of options granted during the nine months ended March 31, 2012		N/A

Balance at June 30, 2012	540,000	$1.16	3.14
Granted	150,000	$1.33	10.00
Exercised	(100,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2013	590,000	$1.19	3.67	$32,750
Exercisable at March 31, 2013	440,000	$1.14	1.52	$32,750

Weighted average fair value of options granted during the nine months ended March 31, 2013		N/A

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

In March 2013, the Company granted ten year options to purchase 150,000 shares of common stock at an exercise price of $1.33 per share to a consultant. The options vest annually over a three year period, subject to continued service as a consultant. The options were valued using the Black-Scholes model using a volatility of 93.11 (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.23%. The value of these options, $154,415, will be recognized as expense over the requisite service period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

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

A summary of warrants issued for settlements and changes during the periods July 1, 2011 to March 31, 2012 and from July 1, 2012 to March 31, 2013 is as follows:

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	474,508	$1.05	1.91
Granted	—	$—	—
Exercised	(130,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2012	344,508	$1.50	1.17
Exercisable at March 31, 2012	344,508	$1.50	1.17

Weighted average fair value of warrants granted during the nine months ended March 31, 2012		N/A

Balance at June 30, 2012	344,058	$1.50	0.92
Granted	350,000	$0.60	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2013	694,058	$0.84	2.34
Exercisable at March 31, 2013	694,058	$0.84	2.34

Weighted average fair value of warrants granted during the nine months ended March 31, 2013		$0.33

On September 21, 2012, the Company granted five year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.63 per share to a director in recognition of his exemplary five years of service to the Company. The warrants vested immediately. The Company valued the warrants at $115,883 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.32%.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2011 to March 31, 2012 and from June 30, 2012 to March 31, 2013 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	—	$—	—
Exercised	(85,000)	$0.50	—
Exercise recission	45,000	$1.25
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2012	4,611,200	$1.47	1.93
Exercisable at March 31, 2012	4,611,200	$1.47	1.93

Weighted average fair value of warrants granted during the nine months ended March 31, 2012		N/A

Balance at June 30, 2012	4,461,200	$1.46	2.46
Granted	50,000	$0.63	5.00
Exercised	(1,865,000)	$0.50	—
Forfeited	—	$—	—
Expired	(1,420,000)	$1.60	—
Outstanding at March 31, 2013	1,226,200	$1.25	1.56
Exercisable at March 31, 2013	1,226,200	$1.25	1.56

Weighted average fair value of warrants granted during the nine months ended March 31, 2013		$0.44

On September 21, 2012, the Company granted five year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.63 per share to the Company’s Investor Relations firm in recognition of their performance over the past year. The warrants vested immediately. The Company valued the warrants at $21,787 using the Black-Scholes option pricing model using a volatility of 90.09%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 5 years, the term of the warrants, and a discount rate of 0.70%.

During the nine months ended March 31, 2013, the Company issued 1,820,000 shares of common stock in exchange for $910,000 in connection with the exercise of 1,820,000 warrants to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise prices of the warrants ranged from $1.25 to $1.75 per share. The cost of repricing warrants recognized by the Company amounted to $70,491 for the nine months ended March 31, 2013. The cost represents the incremental increase in the fair value of the repriced warrants as compared to the original warrants granted, valued on the exercise date. The fair value of the warrants was determined using the Black-Scholes option pricing model.

During December 2012, warrants to purchase 320,000 shares of the Company’s common stock at an exercise price of $1.60 per share expired unexercised. During the three months ended March 31, 2013, warrants to purchase 1,395,000 shares of common stock at an exercise price of $1.60 per share expired unexercised.

During the three months ended March 31, 2013, the Company issued 9,171 shares of common stock in connection with the cashless exercise of warrants to purchase 45,000 shares of common stock with an exercise price of $1.25 and a fair market value of the Company’s common stock of $1.57 on the date of exercise.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 5 – Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease, leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011 and leases a building in Brooklyn, NY under a one year lease beginning in February 2013. Rent expense for the nine months ended March 31, 2013 and 2012 was $91,348 and $101,235, respectively.

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

On November 14, 2012, the Compensation Committee approved new employment agreements for the Company’s Chief Executive Officer, then President, Chief Technology Officer and Chief Financial Officer. The employment agreements each provide for base salaries of $150,000 and 800,000 stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company’s Chief Executive Officer, then President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements. These executives’ base salary will increase to: (i) $170,000 upon the Company generating $3,000,000 in revenue in any 12-month period, (ii) $190,000 upon the Company generating $5,000,000 in any 12-month period and (iii) $200,000 upon the Company generating $6,000,000 in any 12-month period.

Additionally, the Compensation Committee approved an employment agreement for the Company’s Executive Chairman. The Executive Chairman receives a base salary of $200,000 per year and was granted 800,000 restricted stock units vesting on identical terms as the SARs. All of the five senior executives receive a monthly car allowance of $600 per month. The Compensation Committee will also have the discretion to award each of the executives a bonus based upon job performance, revenue growth or any other factors determined by the Compensation Committee. Each of the employment agreements was effective as of October 1, 2012 and is for a four-year term.

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff sought to recover certain of his personal property, which was used or stored in the Company’s offices, and alleged the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. A jury trial was held for the lawsuit in July 2012. At the conclusion of the trial, the plaintiff was awarded $200,000 under his invasion of privacy and fraudulent misrepresentation claim, $5,000 on the trespass claim, $841,000 on the breach of consulting agreement claim and $200,000 against the Company’s CEO on a claim of civil theft, which by law results in an award of $600,000 for the plaintiff.  The Company filed a post-trial motion for Judgment Notwithstanding the Verdict, New Trial and Remittitur, requesting that the judge set aside or reduce the amounts of the jury verdict.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

In January 2013, the court ruled on the Company’s post-trial motions in this litigation dismissing the $200,000 civil theft verdict (which was subject to triple damages) against the CEO and reducing the $841,000 breach of the consulting agreement award to $500,000. The Company then filed a motion seeking a new trial on damages. The Company received a favorable ruling on this motion and received a new trial on the damages. As a result of the reduction in the award for breach of the consulting agreement from $841,000 to $500,000 and the vacating of the award for civil theft which the Company had previously accrued $600,000, the Company recorded other income of $941,000 for the three month period ended March 31, 2013.

NOTE 6 – Related Party Transactions

In addition to the CEO and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	The CEO’s wife is a bookkeeper at $1,000 per week,
•	The CEO and CTO’s father is an executive at $2,300 per week, and
•	The CEO and CTO’s mother is a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

The Company has employment arrangements with its executive officers which are described under Note 5.

The Company has entered into a series of credit facilities with its principal stockholder as more fully described in Note 3.

The Company issued short term notes payable to its then President, CEO and CFO as more fully described in Note 3.

In September 2012, the Company granted options to purchase 70,000 shares of the Company’s common stock to the father of the Company’s CEO and CTO as more fully described in Note 4.

In September 2012, the Company granted warrants to purchase 350,000 shares of the Company’s common stock to a director as more fully described in Note 4.

Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities. In connection with his separation, the Company agreed to pay the former President $150,000 plus COBRA payments over 14 months. In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. In addition, options and stock appreciation rights to purchase 2,125,000 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to him, were cancelled. The Company recognized a severance expense of $168,920 for the three and nine months ended March 31, 2013 representing the total liability to the Company under the severance agreement. As of March 31, 2013, the remaining liability under the agreement amounted to $144,286.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2013. As of March 31, 2013, there were no cash equivalent balances held in depository accounts that are not insured.

At March 31, 2013, four customers accounted for 29.6%, 28.5%, 15.4% and 10.6% of accounts receivable.

For the nine months ended March 31, 2013 two customers accounted for approximately 26.3% and 15.8% of sales.

During the nine months ended March 31, 2013 all sales resulted from two products, FireIce® and Soil2O™ which made up 68.9% and 31.1%, respectively, of total sales. Of the FireIce® sales, 88.1% related to sales of FireIce product and 11.9% related to sales of the FireIce Home Defense units. Of the Soil2O™ sales, 37.0% related to traditional sales of Soil2O® and 63.0% related to Soil2O® Dust Control.

One vendor accounted for 68.4% of the Company’s approximately $208,000 of raw material and packaging purchases during the nine months ended March 31, 2013.

NOTE 8 – Subsequent Events

In May 2013, the Company issued 375,000 shares of common stock and five year warrants to purchase 187,500 shares of common stock at an exercise price of $1.25 per share in exchange for $300,000 in connection with a private placement with its Chief Operating Officer and principal stockholder.

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

Overview

GelTech Solutions, Inc. markets four products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® ‘Dust Control’, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market; and (4) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

We are currently working with municipal departments on other land and marine based municipal applications for FireIce®, including extinguishing fires in manholes. Additionally, we are also working with a large mining company to help them mitigate their dust control issues.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2012.

Sales

For the nine months ended March 31, 2013, we had sales of $206,880 as compared to sales of $304,361 for the nine months ended March 31, 2012, a decrease of $97,481 or 32.03%. Sales of product during the nine months ended March 31, 2013 consisted of $64,330 for Soil2O® and $142,550 for FireIce® and related products. Of the Soil2O® sales, $40,526 related to the new dust control application and $23,804 related to traditional Soil2O® applications. FireIce® sales consisted of $125,542 product sales and $17,008 related to sales of HDU related products. Sales of product during the nine months ended March 31, 2012 consisted of $167,153 for Soil2O® and $137,208 for FireIce® and related products. Sales of Soil2O® "Dust Control" were negatively impacted during the three months ended December 31, 2012 by the rainy season in the Southwestern US, but picked up during the three months ended March 31, 2013 in advance of the dry season. FireIce® sales during the nine months ended March 31, 2013 were primarily attributable to municipalities and commercial customers.

Since March 31, 2013, we have shipped in excess of $140,000 of Soil2O “Dust Control” and we expect these sales to continue as we move out of the rainy season.

Cost of Goods Sold

Cost of goods sold was $81,003 for the nine months ended March 31, 2013 as compared to a cost of goods sold of $129,214 for the nine months ended March 31, 2012. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 39.2% for the nine months ended March 31, 2013 as compared to 42.5% for the nine months ended March 31, 2012. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended March 31, 2013.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $4,719,808 for the nine months ended March 31, 2013 as compared to $3,753,837 for the nine months ended March 31, 2012. The increase in fiscal 2013 expenses resulted from (1) an increase in salaries and employee benefits of $401,665 related to the addition of the Executive Chairman position, the recognition of severance expense and the staffing of our new Brooklyn facility; (2) an increase in non-cash compensation expense of $322,885 related to option, stock appreciation rights and restricted stock unit grants to executive officers and directors in fiscal 2013; and (3) an increase in professional fees of $272,047 related to ongoing litigation with a former employee and a former distributor. These increases were partially offset by decreases in investor relations expense of $89,469.

Research and Development Expenses

R&D expenses were $98,967 for the nine months ended March 31, 2013 as compared to $68,104 for the nine months ended March 31, 2012. The fiscal 2013 expenses relate to research of potential new product applications for FireIce® in the utilities industry.

Loss from Operations

Loss from operations was $4,692,898 for the nine months ended March 31, 2013 as compared to $3,646,794 for the nine months ended March 31, 2012. The decrease in the loss resulted from the lower gross profit resulting from the decrease in sales which were partially offset by the higher operating expenses as described above.

Interest Income

Interest income was $747 for the nine months ended March 31, 2013 as compared to $465 for the nine months ended March 31, 2012. The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective nine month periods.

Other Expenses

Other expenses for the nine months ended March 31, 2013 consisted of losses on disposal of assets of $9,822 related to the sale and trade in of two vehicles owned by the Company, a loss on settlement of $5,088 related to the settlement of a lawsuit with a former distributor and a loss on conversion of interest into common stock of $4,204. Other expenses of $301,500 during the nine months ended March 31, 2012 resulted from a loss on settlement related to the issuance of 441,176 shares of the Company's common stock to a director in settlement of amounts due the director by the Company's predecessor company plus a payment of $1,500 to a former shareholder of the predecessor company.

Reduction of Accrual for Losses from Litigation

In November 2012, the Company recognized other income of $200,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee. The reduction was recorded to reflect insurance payments made to the plaintiff in settlement of the invasion of privacy and fraudulent misrepresentation awards. In February 2013, the Company received a favorable ruling from the trial judge vacating the civil theft award of $600,000 and reducing the breach of consulting agreement award from $841,000 to $500,000. As a result, the Company has recognized other income of $1,141,000 during the nine months ended March 31, 2013. As of March 31, 2013, the balance of the Company’s litigation accrual for this matter amounts to $505,000.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and nine months ended March 31, 2013 resulted from the exchange of two convertible notes in the aggregate amount of $1,747,483 plus $250,000 for a new convertible note in the amount of $1,997,483 due from the Company’s principal stockholder.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Repricing of Warrants to Induce Exercise

The Company recognized a cost of repricing warrants of $70,491 for the nine months ended March 31, 2013 related to the reduction of the exercise price of warrants to purchase 1,820,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share. The Company recognized a cost of repricing warrants of $17,783 for the nine months ended March 31, 2012 related to the reduction of the exercise price of warrants to purchase 215,000 shares of common stock with an exercise price of $1.60 per share to $0.50 per share.

Interest Expense

Interest expense was $399,119 for the nine months ended March 31, 2013 as compared to $78,884 for the nine months ended March 31, 2012. The higher expense during the nine months ended March 31, 2013 resulted from the amortization of debt discounts resulting from the beneficial conversion features of convertible debt related to convertible debt financings. Amortization of these costs was $291,698 for the nine months ended March 31, 2013.

Net Loss

Net loss was $4,061,186 for the nine months ended March 31, 2013 as compared to $4,044,466 for the nine months ended March 31, 2012. The lower net loss resulted primarily from the reversal of accrual for losses from litigation which were partially offset by higher operating expenses, higher interest expense and lower gross profit. Net loss per common share was $0.14 for the nine months ended March 31, 2013 as compared to $0.18 for the nine months ended March 31, 2012. The weighted average number of shares outstanding for the nine months ended March 31, 2013 and 2012 were 28,433,780 and 22,604,011, respectively.

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012.

Sales

For the three months ended March 31, 2013, we had sales of $84,977 as compared to sales of $41,408 for the three months ended March 31, 2012, an increase of $43,569 or 105.22%. Sales of product during the three months ended March 31, 2013 consisted of $49,129 for Soil2O® and $35,848 for FireIce® and related products. Of the Soil2O® sales, $36,339 related to the new dust control application and $12,790 related to traditional Soil2O® applications. FireIce® sales consisted of $35,848 product sales and there were no sales of HDU related products. Sales of product during the three months ended March 31, 2012 consisted of $22,275 for Soil2O® and $19,133 for FireIce® and related products. The higher sales of Soil2O® "Dust Control" were the result of sales to a mining facility and sales in the Southwestern US where we are currently focusing our efforts. The higher FireIce® sales for the three months ended March 31, 2013 were primarily attributable to sales to our utility customer in the Northeastern US.

Since March 31, 2013, we have shipped in excess of $140,000 of Soil2O “Dust Control” and we expect these sales to continue as we move out of the rainy season.

Cost of Goods Sold

Cost of goods sold was $31,425 for the three months ended March 31, 2013 as compared to a cost of goods sold of $14,793 for the three months ended March 31, 2012. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 37% for the three months ended March 31, 2013 as compared to 35.7% for the three months ended March 31, 2012. The lower cost of sales percentage in fiscal 2012 relates to the sales mix. We expect future cost of sales as a percentage of sales will be consistent with the fiscal year to date cost of sales percentage for the nine months ended March 31, 2013.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,643,710 for the three months ended March 31, 2013 as compared to $1,127,427 for the three months ended March 31, 2012. The increase in fiscal 2013 expenses resulted from (1) an increase in professional fees of $123,996 due to ongoing litigation with a former employee and a former distributor; (2) an increase in salaries and employee benefits of $373,411 resulting from the hiring of a new executive chairman, the recognition of severance expense and the staffing of our Brooklyn facility; (3) an increase in facilities expense of $27,643 from the opening of our new facility in Brooklyn; (4) an increase in sales and marketing due to a new focus on search engine optimization to increase internet traffic to our website and improvements to our website. These increases were partially offset by decreases in investor relations and non-cash compensation expenses of $10,397 and $81,342, respectively.

Research and Development Expenses

R&D expenses were $75,924 for the three months ended March 31, 2013 as compared to $18,129 for the three months ended March 31, 2012. The fiscal 2013 expenses relate to research of potential new product applications for FireIce® in the utility industry.

Loss from Operations

Loss from operations was $1,665,394 for the three months ended March 31, 2013 as compared to $1,118,941 for the three months ended March 31, 2012. The increase in the loss resulted from the higher operating expenses partially offset by the higher gross profit resulting from the increase in sales.

Interest Income

Interest income was $182 for the three months ended March 31, 2013 as compared to $2 for the three months ended March 31, 2012. The amounts are reflective of the cash balances on hand and the prevailing interest rates during the respective three month periods.

Reduction of Accrual for Losses from Litigation

In February 2013, the Company received a favorable ruling from the trial judge vacating the civil theft award of $600,000 and reducing the breach of consulting agreement award from $841,000 to $500,000. As a result, the Company recognized other income of $941,000 for the three months ended March 31, 2013. As of March 31, 2013, the balance of the Company’s litigation accrual for this matter amounts to $505,000.

Other Expenses

Other expenses for the three months ended March 31, 2013 consisted of losses on disposal of assets of $9,822 related to the sale and trade in of two vehicles owned by the Company, a loss on settlement of $5,088 related to the settlement of a lawsuit with a former distributor and a loss on conversion of interest into common stock of $4,204.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and nine months ended March 31, 2013 resulted from the exchange of two convertible notes in the aggregate amount of $1,747,483 plus $250,000 for a new convertible note in the amount of $1,997,483 due from the Company’s principal stockholder.

Cost of Repricing of Warrants to Induce Exercise

The Company recognized a cost of repricing warrants of $11,919 for the three months ended March 31, 2012 related to the reduction of the exercise price of warrants to purchase 130,000 shares of common stock with an exercise price of $1.50 per share to $0.50 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was $96,514 for the three months ended March 31, 2013 as compared to $40,397 for the three months ended March 31, 2012. The higher expense during the three months ended March 31, 2013 resulted from the amortization of debt discounts resulting from the beneficial conversion features of convertible debt related to convertible debt financings. Amortization of these costs was $52,988 for the three months ended March 31, 2013.

Net Loss

Net loss was $861,151 for the three months ended March 31, 2013 as compared to $1,137,874 for the three months ended March 31, 2012. The lower net loss resulted primarily from the reversal of accrual for losses from litigation and the higher gross profit which were partially offset by the higher operating expenses and the higher interest expense. Net loss per common share was $0.03 for the three months ended March 31, 2013 as compared to $0.05 for the three months ended March 31, 2012. The weighted average number of shares outstanding for the three months ended March 31, 2013 and 2012 were 30,299,733 and 23,526,275, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2013, the Company used net cash of $3,075,253 in operating activities as compared to net cash used in operating activities of 2,891,623 for the nine months ended March 31, 2012. Net cash used during the nine months ended March 31, 2013 resulted primarily from the net loss of $4,061,186, recognition of the reversal of losses from litigation of $941,000, an increase in inventory of $123,213 and an increase in other assets of $11,255 which were partially offset by non-cash stock based compensation of $1,234,945, amortization of convertible note discounts of $259,548, vesting of restricted stock units of $90,0000, loss on repricing of warrants of $70,491, depreciation of $38,004 increases in accounts payable, accrued expenses and severance accrual of $202,978, $67,001 and $144,286, respectively, and a decrease in prepaid expenses of $44,290. Net cash used during the nine months ended March 31, 2012 resulted primarily from the net loss of $4,044,466, an increase in inventory of $154,137 and decreases in accounts payable and accrued liabilities of $127,758 and $83,989, respectively. These uses were partially offset by non-cash compensation of $1,002,060, shares issued as settlement of $300,000, amortization of prepaid consulting of $42,500, depreciation of $38,444 and decreases in accounts receivable and prepaid assets of $69,069 and $28,994, respectively.

Cash flows used in investing activities for the nine months ended March 31, 2013 amounted to $12,973 as compared to $28,949 for the nine months ended March 31, 2012. The cash flows used in investing activity for the nine months ended March 31, 2013 consisted of purchases of computer equipment for the corporate office and a new vehicle for our Brooklyn facility, net of the proceeds from the sale of a vehicle previously used in California. The cash flows used in investing activity for the nine months ended March 31, 2012 related to purchases of equipment used with our mobile mixing truck and additional computer and office equipment for the corporate office.

Cash flows from financing activities for the nine months ended March 31, 2013 were $3,534,032 as compared to $1,193,902 for the nine months ended March 31, 2012. During the nine months ended March 31, 2013, the Company received $910,000 from the exercise of options to purchase 1,820,000 shares of common stock at an exercise price of $0.50 per share, $1,258,000 from ten accredited investors in exchange for 3,054,068 shares of common stock in connection with a private placement, $810,003 in exchange for 1,333,820 shares of common stock in connection with the stock purchase agreement with Lincoln Park Capital Fund LLC (“LPC”), $175,000 in exchange for nine-month convertible notes with two accredited investors and $500,000 from the Company’s principal stockholder in exchange for a one year convertible original issue discount note. The amounts received were used to make repayments on notes payable to related parties of $84,219 and to make payments on insurance premium finance contracts of $34,752. During the nine months ended March 31, 2012, the Company received $33,335 from the exercise of options to purchase 35,000 shares of common stock at exercise prices from $0.667 to $1.00 per share by a director, $107,500 from the exercise of 215,000 warrants at $0.50 per share, $89,380 in proceeds from advances by related parties, $105,000 in proceeds from convertible notes with third parties, $325,000 in proceeds from convertible notes with related parties, $466,700 from the sale of 933,400 shares of common stock for cash and $100,000 from the sale of 166,667 shares of common stock for cash in connection with the purchase agreement with LPC. These sources of cash were used for general working capital and to repay $33,013 of insurance premium finance contracts.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Historical Financings

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

In December 2012, in consideration for a $250,000 loan, the Company issued its principal shareholder a $275,000 one-year 10% original issue discount note convertible at $0.35 per share (the “2012 Note”). The 2012 Note was amended to: (i) reduce the interest to 7.5% and (ii) extend the due date to December 31, 2016. In February 2013, the Company received an additional $250,000 from its principal shareholder. In connection with this funding, the Company consolidated all of the outstanding notes held by the principal shareholder and issued him a $1,997,483 note convertible at $0.35 per share due December 31, 2016 (the “2013 Note”) and the principal shareholder cancelled his $1.4 million note and the 2012 Note. The 2013 Note bears an annual interest rate of 7.5% with interest to be paid annually in cash or common stock at $0.35 per share at the principal shareholder’s option.

During the three months ended March 31, 2013, the Company received $1,130,000 in connection with private placements with accredited investors, two executive officers and our principal shareholder in exchange for the issuance of 2,798,026 shares of common stock at prices from $0.35 to $0.58 per share.

On May 2, 2013, the Company issued 375,000 shares and 187,500 five-year warrants (exercisable at $1.25) to its Chief Operating Officer and principal shareholder in exchange for $300,000.

Liquidity and Capital Resource Considerations

As of the filing date of this report, we have $239,000 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.

As previously disclosed, in January 2012, the Company signed a $5 million purchase agreement with LPC and filed a registration statement related to the transaction covering the shares that may be issued to LPC under the purchase agreement. Provided that the registration statement is current, the Company has the right, in its sole discretion, through July 4, 2014 to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to $4.9 million. To date, the Company has issued 2,336,569 shares of common stock in exchange for $1,420,003 under the purchase agreement and has the ability to sell another $3.6 million under the purchase agreement. The price at which the Company may sell shares to LPC is subject to a floor of $0.35 per share. The Company believes the LPC purchase agreement could provide the Company with a sufficient amount of working capital for the next 12 months; however the Company must file an amendment to its registration statement and update it before it can sell any common stock. The Company has continued to meet with additional potential investors to explore other financing alternatives.

Ultimately, if the Company is unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. As a result of the recent court ruling in the pending lawsuit (See Part II, Item 2. “Legal Proceedings” in this report), the Company does not have an imminent need for liquidity to fund a bond requirement. However, in the event that the Plaintiff is awarded a substantial award in the new trial, the Company may not have the money to secure an appeal bond. There can be no assurance that we will complete any financing or otherwise be able to meet our working capital needs.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements, the substantial markets for our products including Soil2O® “Dust Control” and expected increase in sales of our products. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies we have been working with, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, failure to resolve our trademark issue in China, and an adverse result in the pending litigation.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

As previously disclosed, David Hopkins, a former employee, obtained a jury verdict in July 2012 against the Company for $1,046,000 and against Mr. Michael Cordani, the Company’s Chief Executive Officer, for $200,000. In January, 2013 the court ruled on the defendant’s post-trial motions dismissing the $200,000 claim against Mr. Cordani and reducing the $841,000 verdict to $500,000. In November 2012, the Company’s insurance carrier paid the plaintiff $200,000 which leaves the Company liable for the $5,000 trespass award and the $500,000 breach of consulting agreement award. In February 2013, the Company was granted a new trial on damages relating to the $500,000 verdict.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below. Unless stated otherwise, all securities issued are shares of common stock.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investors (1)	2/27/13	172,412	Purchase of shares at $0.58 per share from two investors.
Investors (1)	2/27/13 and 3/4/13	857,142	Purchase of shares at $0.35 per share from two investors.
Note Holder (2)	3/12/13	205,000	Conversion of a convertible note at $0.50 per share.
Warrant Holder (2)	3/18/13	9,171	Cashless exercise of 45,000 warrants, exercisable at $1.25 per share, based on market price of $1.57 per share.

————————

(1)	Exempt under Section 4(a)(2) and Rule 506 of the Securities Act.
(2)	Exempt under Section 3(a)(9) of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

May 13, 2013	/s/ Michael Cordani
Michael Cordani
Chief Executive Officer (Principal Executive Officer)

May 13, 2013	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.5	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Reduced Warrant Exercise Price Offer	10-Q	11/2/12	10.1
10.2	Reger Note dated December 27, 2012	10-Q	2/11/13	10.3
10.3	Reger Note dated February 1, 2013	10-Q	2/11/13	10.3
10.4	Ingarra Termination and Release Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Darlene Cordani.