Form 10-K
period 2013-06-30
GelTech Solutions, Inc.
filed 2013-09-27
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.7 million based on December 31, 2012 closing price of $0.32 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 34,001,101 shares outstanding as of September 23, 2013.

SIGNATURES	33

PART I

ITEM 1. BUSINESS

GelTech is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

●

FireIce® – a fire suppression and fire retardant product,

●

Emergency Manhole FireIce Delivery System, or EMFIDS – a system which immediately disburses FireIce® on the ladder and on the utility worker when there is a fire in the manhole,

●

FireIce® HDU – a home defense unit allowing homeowners to apply FireIce® to protect homes from advancing wildfires,

●

Soil2O®– “Dust Control” – a dust control product we introduced in fiscal 2011, which substantially reduces water usage and

●

Soil2O® – a line of agricultural moisture retention products.

FireIce®

Industry Overview

The fire suppression market in the United States is currently estimated at about $888 million and is estimated to exceed $1 billion by 2016 according to an IHS report released in November 2012.  Until 1989, halon was a popular fire suppressant because it could be used to protect highly valued assets that would be damaged by traditional water sprinkler systems.  However, in 1989 the Montreal Protocol determined that halon depleted the ozone layer, and in 1994, the United States Environmental Protection Agency banned its production.  Since then, the lack of availability of halon fire suppressants has sparked worldwide efforts in developing alternative firefighting agents and delivery systems. In November 2010, the United Nations Environment Programme adopted a resolution urging states to intensify development of acceptable halon alternatives for fire extinguishing systems used in aircraft and hand-held fire extinguishers.  The following year, the International Civil Aviation Organization agreed to phase out the use of halon in hand-held fire extinguishers on aircraft by 2016.

Our fire suppression business has two marketing thrusts:

●

suppression of structural and other fires within cities and towns, including manhole and utility pole fires, and

●

suppression of wildland fires managed by federal and state land stewardship agencies.

According to the National Fire Protection Association, in 2012 there were 1,389,500 fires in the United States that caused approximately $11.7 billion in damage. In 2012, there were 25,612 structural fires in New York where the fire department budget has an operating budget for fiscal year 2013 of $1.7 billion. The United States Forest Service, or the Forest Service, and the Department of the Interior are responsible for protecting most federal lands from wildfires. For fiscal year 2013, approximately $3.2 billion has been appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildfires, which includes approximately $369 million to be used in the suppression of wildfires.  California experienced its worst fire in history with the recent fire in Yosemite National Park.

Our Fire-Suppression Products

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

In addition to selling FireIce® by itself, we have developed two products which use FireIce®: (i) EMFIDS and (ii) FireIce® Home Defense Unit.

Since January 2009, our senior management has focused on marketing FireIce® to Consolidated Edison, or Con Ed, to develop a preferred solution in combating manhole and utility pole fires.   This led to the recent development of the EMFIDS which is an innovative system designed to deliver a mixture of FireIce® and water into a manhole in order to coat the ladder and the utility worker in the event of an incident involving an explosion or fire in the manhole while utility workers are in the manhole performing routine repairs or maintenance.  The unit has been designed by GelTech to be quickly set up and disassembled by utility crews. EMFIDS delivers FireIce® from 12 custom designed strategically located spray nozzles, six on the ladder itself and six on a halo that fits into the opening of the manhole.  The FireIce® and water mixture is contained in a pressurized tank which is mounted to the utility company’s vehicle and is connected to the unit by one hose; that connects to both the ladder and the halo.  EMFIDS can be activated three ways (1) manually by pressing an activation button on the control panel located in the maintenance vehicle, (2) automatically by a heat sensor located on the halo and (3) manually by pressing an activation button located on the ladder.  Once activated, the system is designed to deliver FireIce® continuously for at least one minute.  The main purpose of EMFIDS is to maintain the integrity of the ladder in the manhole and to coat the utility worker with FireIce®, providing the worker the opportunity to escape the manhole thereby improving the worker’s chance for survival.  Each time a unit is activated, GelTech will require that the unit be returned to a nearby GelTech facility to be cleaned, inspected, recharged and refilled with FireIce® prior to being redeployed in the field.

The Home Defense Unit is sold in three versions (i) an industrial version which includes a pressure cleaner, a patented wand assembly and FireIce® powder; (ii) a smaller version for homeowners which consists of a smaller pressure cleaner, a patented wand assembly and FireIce® powder; and (iii) the patented wand assembly and FireIce® powder for those homeowners who have pressure cleaners.

Uses

There are many existing and potential uses for FireIce®. Because it is both a fire suppressant and a medium term fire retardant, FireIce® allows greater flexibility in attacking fires as follows:

●

FireIce® can be sprayed directly on manhole and utility pole fires with our innovative eductor wand.

●

FireIce® can be dispensed via EMFIDS on the ladder and utility worker during an emergency that occurs while workers are performing repairs or routine.

●

FireIce® can be applied by firefighters, or consumers using our FireIce® Home Defense Unit, directly to buildings and other structures as a retardant to protect them from advancing fires.

●

FireIce®, mixed with water can be dispensed and applied by all types of wildland and urban firefighting equipment used in direct fire suppression. This includes pressurized water extinguishers, pumper and brush trucks, fixed wing aircraft and helicopters, backpack extinguishers, or even hand held spray bottles.

●

FireIce® can also be rapidly sprayed on foliage to create a firebreak and prevent the spread of fires.

●

FireIce® absorbs many times its own weight in water and is a much more homogenous mixture producing a more consistent drop pattern with increased droplet size that reduces drift and evaporation when dropped aerially.

The National Interagency Fire Center reported that in 2012, there were 67,774 wildfires affecting 9.3 million acres in the U.S., making 2012 the third highest wildfire season.

Fires are not only a major problem in the United States. In August 2010, Russia suffered immense forest fires causing more than 60 casualties, destroying one third of all crops, and resulting in a nationwide ban on grain exports by the world’s third largest wheat producer. The total damages were estimated to be up to $15 billion to the Russian economy (or one percent of Russia’s Gross Domestic Product).  By July 2012, more than 30 wildfires were blazing in eastern Russia, causing damage to more land than all of the wildfires of 2010.  Due to extreme heat, Australia also faced widespread wildfires in 2012 and 2013.  From September 2012 through January 2013, Australia was battling over 141 wildfires burning through more than 324,000 acres of forest and farmland.  FireIce® can play a major role in extinguishing and containing wildland fires, including forest fires, by being sprayed from airplanes directly over such fires, including in areas too dangerous for ground-based firefighters to enter. FireIce® can also be sprayed from tanker trucks on the edges of these fires.

FireIce® also has a number of potential retail and consumer uses:

●

It can be sprayed out of fire extinguishers.

●

It can be used in a spray bottle by professionals, such as welders, who work with blowtorches.

Sales and Marketing

Prior to FireIce being listed on the US Forest Service QPL list, we initially focused our marketing efforts on local fire departments and local government officials stressing that we have the only gel that can be sold to fire departments for application directly on fires. Competitive gels can be applied to burning structures as a retardant but not as a fire suppressant.

We market and sell FireIce® through fire equipment distributors, online and direct marketing, attendance at fire industry national trade shows and through our sales staff members who call on potential customers and respond to inquiries.

Because of the wildfires which threaten the United States each year, we understand the potential for FireIce® and the tremendous marketplace for aerial firefighting in conjunction with the Forest Service. In March 2011, GelTech was notified by the Forest Service that FireIce® would be listed on the Forest Service’s Qualified Products List, or the QPL List. Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and Federal lands. GelTech anticipates that this listing will lead to a substantial increase in the sales of FireIce® in the future. In May 2012, we were one of two companies awarded blanket purchase agreements by the Forest Service to provide FireIce® product and services in support of single engine air tankers (SEATS), helicopters and very large air tankers (VLATS) in aerial wildland firefighting operations and also for wildland firefighting ground operations. While these agreements do not require the Forest Service or other governmental agencies to use our product or services, the agreements establish the pricing and terms in the event any of these agencies deploy our equipment and product to fight wildfires.  Since we received the agreements, we have been deployed by the Bureau of Indian Affairs on wildfires in New Mexico and have been used on a limited basis by the Forest Service to fight fires in Washington. Under the terms of our approval by the Forest Service, FireIce® may be deployed for use on wildfires except in fixed-tank helicopters and multi-engine planes. To date, the Company has not generated material revenue from the application of FireIce® for wildland firefighting.

In January 2012, two homes were protected by firefighters from a fast moving grass fire in Montana by applying FireIce® to the homes and surrounding foliage

To date, the sales of the Home Defense Unit have not been material. We expect to support the Home Defense Unit by continuing to market it in California and in other western states where homes are threatened by wildfires. These efforts may include local advertising where appropriate and recruiting local distributors. We currently have one distributor in each of Colorado, Montana, Nevada and Southern California.

In July 2013, we received a substantial purchase order from Con Ed for the EMFIDS.  Earlier in 2013, we opened a facility in Brooklyn, New York to help support Con Ed’s use of FireIce® to combat manhole fires and the same location will be used to facilitate the implementation and use of the EMFIDS.

We intend to market the use of the EMFIDS to other utility companies throughout the United States.

In addition to domestic sales, we have also devoted efforts to sell FireIce® internationally. We believe the international market may provide us an important opportunity.

In November 2011, we entered into an exclusive distribution agreement for Australia. Our distributor, which has operations in 38 countries and generates annual revenues of €2 billion, is required to make minimum annual purchases in order to retain its exclusive status. To date, our Australian distributor has not met their minimum purchase commitments. In March 2012, GelTech entered into a five year exclusive distribution agreement for Turkey. In order to maintain exclusivity, the distributor has agreed to minimum annual purchases totaling $925,000 over the next five years. Initially, our Turkish distributor is required to make minimum purchases of $175,000 through 2013. To date, the Turkish distributor has made product purchases totaling $34,000.

In July 2012, we entered into an exclusive distribution agreement for the People’s Republic of China. Under the agreement, our distributor is required to make annual minimum purchases in order to maintain exclusivity and to be eligible for preferred pricing. However, GelTech and this distributor are unable to sell FireIce® in China until a trademark issue is resolved.  See the Risk Factor on page 23.

In addition to the distributor agreements in the countries noted above, we have demonstrated our product in Russia and Brazil, and have held preliminary discussions with several entities in other Asian and Pacific Rim markets.  These countries are covered by an exclusive agreement with a company in which one owner is a former officer and director of GelTech.  In March 2013, we notified the company that we were terminating the agreement, however we received notification from an attorney representing the distributor that they do not believe our termination was in accordance with the terms of the agreement, although no suit has been filed by the distributor to date. Our relationship with the former officer and director is not good.  See the lawsuit we filed against him in “Item 3 – Legal Proceedings.”

In our international sales program, we require payment in advance of shipment through irrevocable letters of credit. We also require payment in United States dollars to eliminate the risk of currency fluctuation.

In the year ended June 30, 2013, FireIce® accounted for 38.8% of our revenues.

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

In the wildland firefighting industry, the market is made up of the numerous state and federal agencies responsible for protecting state and federal wildlands and parks. The market leader in the wildland chemicals industry is Phoschek. Because of the strong relationships Phoschek has with these agencies, many dating back to the 1960’s, and the natural resistance to change, which can be even greater in the government sector, we have encountered significant resistance as we attempt to gain market share. Nonetheless, we believe that FireIce® has distinct advantages over Phoschek’s products in aerial attack operations. FireIce® is more effective at suppressing fires, is non-corrosive to aircraft parts, is lighter than current Phoschek products thus reducing airframe stress and maximum load issues, is not harmful to plant fish and wildlife and has superior drop characteristics.. Phoschek is a long-term retardant. FireIce® is used in “direct attack” and, long-term retardant is used in “indirect attack”.  Direct attack is when the product is dropped directly on the fire. Indirect attack is when the product is used to create a fire break in front of the fire. Some long-term retardant gels take time to dry and cure in order to create a fire break. FireIce® is ready immediately to be used on fires. Based on these factors and our successes when used in New Mexico and Washington, we believe we will eventually overcome the competitive barriers.

Another significant competitor is Tyco Fire & Security, a major business segment of publicly-traded Tyco International Ltd. (NYSE: TYC). Tyco Fire & Security produces ANSUL®, a premium brand of special hazard fire protection products including fire extinguishers and hand line units, pre-engineered restaurant, vehicle, and industrial systems; sophisticated fire detection/suppression systems and a complete line of dry chemical, foam, and gaseous extinguishing agents. Tyco Fire & Security is a very well-funded company and has significantly more financial, marketing and sales resources than us. Ansul’s main sales thrust is the installation of “in building” fire suppression systems, but they manufacture a wide variety of products. They also have a very extensive distributor list and have a significant share of the market that we are attempting to enter.

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

Seasonality

There is no real seasonality to structural fires. These occur throughout the year. In wildland fires, FireIce® use will be more likely during the warmer, drier summer months when forest and other wildland fires are more prevalent. However, in Southern California wildland fires occur year round and are most damaging in September and October. This seasonality may be minimized if we are able to expand our distribution internationally to countries in the Southern hemisphere. The seasonality for manhole fires falls in the Summer and Winter months.

Soil2O “Dust Control”

Industry Overview

Dust control is vital to several industries including agriculture, construction, mining and transportation. In response to the level of dust emissions from agricultural, mining and other industries, the Environmental Protection Agency, or the EPA, issued proposed rules titled National Ambient Air Quality Standards for Particulate Matter which were published in the Federal Register on June 29, 2012. These proposed rules reduce the amount of allowable dust released in the air by one-half. According to the EPA’s website, dust accounts for over 25% of particle matter smaller than 2.5 micrometers in diameter, which are the major cause of reduced visibility or haze in parts of the U.S., and it accounts for over 78% of particle matter smaller than 10 micrometers in diameter, which causes respiratory related health issues. Dust also causes environmental damage such as acid rain, increased acidity in lakes and streams, depletion of nutrients in the soil and damage to sensitive forests and farm crops. In terms of agriculture, the U.S. Department of Agriculture, or USDA, estimates the total annual cost of soil erosion from agriculture in the U.S. is about $44 billion per year.  According to the Global Education Project, nearly one-third of the world’s cropland has been abandoned because of soil erosion and degradation over the past 40 years.  In terms of mining, according to the U.S. Geological Survey, a bureau of the U.S. Department of the Interior, reported that in 2012, there were about 4,155 stone quarries and 93 stone mines which release large amounts of dust in the atmosphere.

The Product

In May 2011, GelTech launched a new product called Soil₂O® “Dust Control” using its environmentally friendly Soil2O® product. “Dust Control” is useful in a variety of commercial and industrial markets with dust control and moisture retention problems including road construction sites, rock pits, unpaved roadways, landfills and coal piles. In contrast to the standard product used on gravel roads and rock pits and other dust causing surfaces, Soil2O® “Dust Control” is environmentally friendly and requires significantly less water. Water is commonly transported to sites in large trucks. Thus, “Dust Control” reduces a company’s carbon footprint by reducing the number of vehicle trips. In addition, fewer trips reduces labor, water and fuel costs and reduces the wear and tear on vehicles and equipment.

Uses

Soil2O® “Dust Control” may be used in a variety of ways to control dust in multiple industries, including the following:

●

Soil2O® “Dust Control” may be sprayed on mining, rock quarry or landfill haul roads to eliminate dust from constant traffic,

●

Soil2O® “Dust Control” can be sprayed on quarry conveyor belts to reduce airborne dust, and

●

Soil2O® “Dust Control” can be sprayed on coal ash beds to reduce airborne dust at coal fired power plants.

●

Soil2O® “Dust Control” can be sprayed on horse tracks and corrals to reduce airborne dust.

●

Soil2O® “Dust Control” can be used to maintain unpaved raceways and parking lots at rural dirt tracks used for auto racing.

Benefits

Soil2O® “Dust Control” is beneficial because it will reduce the number of times companies will need to spray haul roads, thus reducing water usage, fuel, maintenance and labor costs. In addition, the product is non-toxic and environmentally friendly and can be integrated into the reclamation process for mining companies, instead of being a product that needs to be cleaned up.

Sales and Marketing

We began sales of Soil2O® “Dust Control” in Southern California in December 2010 and have two full-time employees responsible for selling the product, focusing on dust control for the rock quarry, construction, and agricultural industries. In the year ended June 30, 2013, Soil2O® “Dust Control” accounted for 37.3% of our revenue

In May 2013, our Chief Technology Officer spent four days working with a large international mining company demonstrating Soil2O® “Dust Control’s” effectiveness in mitigating the dust that is created from the heavy machinery and trucks which use the mining roads.  Soil2O® “Dust Control” was selected over two competing products in side by side testing. In April 2013, GelTech received an order for Soil2O® “Dust Control” from this mining company.

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

There are a few niche dust control products in the marketplace. The main and most widely used product is Magnesium Chloride, or MagChloride. MagChloride has a hygroscopic quality which has the ability to absorb moisture from the air, controlling the number of small particles which become airborne. MagChloride still needs many laps with a water truck to keep it hydrated and working. After just a few applications our “Dust Control” product offering helps to limit the times a water truck is needed, saving fuel, labor costs, and thousands of gallons of water per day.

Soil2O®- Agricultural Application

Industry Overview

According to the USDA, although less than 15 percent of U.S. cropland is irrigated, agriculture accounts for 80 percent of the nation’s consumptive water use.  According to the World Bank, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection.  However, irrigation in all forms costs billions of dollars a year.  The total estimated cost for irrigation in 2012 for the Central Valley Project in California alone was $3,597,358.  The total value of all loans currently held by the World Bank for irrigation and drainage is $3.7 billion.  After decades of successfully expanding irrigation and improving productivity, farmers and managers face an emerging crisis in the form of poorly performing irrigation schemes, slow modernization, declining investment, constrained water availability, and environmental degradation. Similarly, irrigation for golf courses can be costly as well.  According to the United States Golf Association, it is not uncommon for irrigation systems to cost more than $1 million per golf course.  Effective irrigation and water management practices can help maintain profitability for farmers and golf course managers in an era of increasingly limited and more costly water supplies.

Drought conditions also affect the cost of agriculture and water consumption.  In August 2012, drought conditions in the U.S. caused corn yields – which account for nearly 40% of the global harvest – to be 17% lower than expected, contributing to a rise in food prices.  In response, the federal government passed a $383 million emergency drought aid package for farmers, also known as the Agricultural Disaster Assistance Act of 2012.  Furthermore, President Obama announced that farmers would be provided with nearly $80 million in additional funding, and several State legislatures passed emergency drought assistance legislation as well.

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

We believe that the water scarcity in the U.S. has created an opportunity to demonstrate to governments that Soil2O® can provide a solution for the agricultural market in areas where farmers use irrigation to water crops. In addition, the agriculture market has a substantial problem in related to fertilizer and nutrient leaching. Soil2O® has been shown to be successful in retaining fertilizer and nutrients at the root level, thus reducing leaching.

Sales and Marketing

GelTech has recently limited its marketing efforts for Soil2O® to applications for golf courses and commercial landscapers.  Golf course superintendents find the product works well on berms and around sand traps where water run-off is an issue. Commercial landscapers use our granular product to improve growth and reduce plant mortality for new plantings.

In the year ended June 30, 2013, Soil2O® accounted for 6.2% of our revenue.

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

●

Turbo Technologies, Inc.

●

American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. files reports with the SEC. However, from American Soil’s filings with the SEC, it is clear that it has experienced significant losses, has nominal revenue and assets, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete.  It supplies polymer soil additions and other related products. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has two patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on Soil2O® itself or on any of its uses, it is possible that a competitor could reverse engineer Soil2O® and market it under its own brand name. We have filed a patent application for the sprayable version of Soil2O®.

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

●

U.S. patent, Patent No. D649,294 – Firehose Eductor;

●

U.S. patent application, Serial No. 61/430,601 – Method of Controlling Road Dust in Strip Mines;

●

U.S. patent application, Serial No. 61/430,601 – Strip Mine Conveyor Belt Dust Control;

●

U.S. patent application, Serial No. 12/887,230 – Home Safety Kit;

●

U.S. patent application, Serial No. 61/754,068 – Device for Treating Manhole Electrical Fires;

●

U.S. patent application, Serial No. 61/755,237 – Device for Suppressing Electrical Conduit Fires;

●

U.S. patent application, Serial No. 61/758,594 – Fluid Dispensing ladder;

●

U.S. patent, Patent No. D637,357 – Fire Extinguisher Dispensing Hose;

●

U.S. patent, Patent No. D684,662 – Firehose Handheld Eductor Nozzle; and

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

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

●

GelTech Solutions®

●

FireIce®

●

SkinArmor™

●

Soil2O®

●

IceWear™

●

WeatherTech Innovations®

Employees

As of September 23, 2013, we had 21 employees of which all are full-time employees. We hire independent contractors on an “as needed” basis only. None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer and our Chief Technology Officer, we employ three other members of the Cordani family. See the section titled “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development

During the last two fiscal years, GelTech spent $179,158 and $83,707 on research and development expenses.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $8,211. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices. We also lease space on a month-to-month basis in an industrial yard in California which houses inventory at a monthly cost of $2,600.  In February 2013, the Company signed a 12 month lease for a building in Brooklyn, New York, to support operations in the New York City area, at a monthly rent of $3,600.

ITEM 3. LEGAL PROCEEDINGS

David Hopkins, a former employee, sued GelTech and its Chief Executive Officer, Michael Cordani, in the 15th Judicial Circuit Court in Palm Beach County, on June 23, 2008, alleging breach of a consulting agreement and an employment agreement purportedly entered into in May and June 2007, respectively. In addition, the Complaint sought relief for fraud, civil theft, invasion of privacy and trespass. On July 23, 2012, a jury returned a verdict against GelTech for $1,046,000 ($841,000 for breach of a consulting agreement, $150,000 for fraudulent misrepresentation, $50,000 for invasion of privacy, and $5,000 for trespass) and against only Mr. Cordani for $200,000 (civil theft).  The jury found Mr. Cordani liable on the same claims as GelTech except for the breach of a consulting agreement.

In November 2012, our insurance carrier paid Mr. Hopkins $200,000 related to the invasion of privacy claim and the fraudulent misrepresentation claim.

In January 2013, the Court ruled in favor of GelTech’s post-trial motions dismissing the $200,000 civil theft claim against Mr. Cordani and reducing the verdict against GelTech to $500,000. In February 2013, GelTech was granted a new trial on damages relating to the verdict. GelTech expects the trial on damages will occur in late 2013.

On June 3, 2013, GelTech filed a lawsuit in the 15th Judicial Circuit Court in Palm Beach County, Florida, against Jerome Eisenberg, a director and former Executive Chairman, for inducing GelTech to enter into an Employment Agreement based on false representations by Mr. Eisenberg that he would facilitate a $25 million financing on behalf of GelTech. GelTech is seeking to have the Court rescind the Employment Agreement and recover the compensation paid to Mr. Eisenberg under the Employment Agreement. Mr. Eisenberg is an officer of a company which entered into a long-term Distribution Agreement with GelTech in 2009. See “ Certain Relationships and Related Transactions, and Director Independence.”

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “GLTC”. Our common stock last traded at $0.94 on September 23, 2013. As of that date there were approximately 240 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year	High	Low
2013
June 30, 2013	$1.20	$0.855
March 31, 2013	$1.75	$0.31
December 31, 2012	$0.64	$0.21
September 30, 2012	$0.99	$0.55
2012
June 30, 2012	$1.20	$0.65
March 31, 2012	$1.34	$0.40
December 31, 2011	$0.85	$0.55
September 30, 2011	$1.88	$0.70

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

On June 3, 2013, GelTech issued 250,000 shares of common stock and 125,000 warrants (exercisable at $1.25 per share) to its Chief Operating Officer and principal shareholder for $200,000. On June 5, 2013, GelTech issued 235,295 shares of common stock to an accredited investor for $200,000. All of the securities described in this paragraph were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) and Rule 506 thereunder.

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

Overview

GelTech Solutions, Inc., or GelTech, markets the following products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire; (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; (4) Soil2O® “Dust Control”, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; and (5) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

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

We estimate the fair value of each stock option and warrant at the grant date using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to the Consolidated Financial Statements contained herein. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

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

For the Fiscal Year Ended June 30, 2013 Compared to the Fiscal Year Ended June 30, 2012.

Revenue

For the fiscal year ended June 30, 2013, or Fiscal 2013, we had revenue of $526,010 as compared to revenue of $419,577 for the fiscal year ended June 30, 2012, or Fiscal 2012. Revenue during Fiscal 2013 consisted of sales of FireIce® and Soil2O® amounting to $204,185 and $228,824, respectively. In addition, the Company recognized revenue of $93,000 for paid for research and development in Fiscal 2013.  Revenue in Fiscal 2012 consisted of sales of FireIce® and Soil2O® amounting to approximately $209,441 and $210,136, respectively. We anticipate that our revenues from both FireIce® and Soil2O® will increase in fiscal 2014 due to continued sales of FireIce® and the EMFIDS system to the utility industry and due to increased sales of Soil2O® Dust Control to the mining industry.

Cost of Goods Sold

For Fiscal Year 2013, our costs of goods sold were $180,427 as compared to $185,419 for Fiscal 2012. The change is consistent with the respective revenue from product sales. We expect that our cost of sales will follow the same trend as our revenues in fiscal 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $$6,103,435 for Fiscal 2013 as compared to $5,035,418 for Fiscal 2012. This increase is reflective of increases in the following major expense categories:

Salaries and employee benefits – Salaries and employee benefits increased $584,206 as a result of the hiring in October 2012 of an Executive Chairman at an annual salary of $200,000, the recognition of the expense associated with the Termination and Release Agreement with the former President of $168,920 and from the additional contract staffing for the Company’s operations facility in Brooklyn, New York to support our manhole fire pilot program for Consolidated Edison in New York of approximately $210,000.  It is anticipated that these costs will increase in fiscal 2014 as we add sales and support personnel to increase awareness of FireIce and EMFIDS in the utility industry and the wildland firefighting industry and to increase awareness of Soil2O® dust control.

Professional fees - Professional fees increased $355,448 related to an increase in legal expenses of $337,000 related to lawsuits by a former employee and a former distributor, an increase in patent attorney fees of $61,000 related to the new patent filings for EMFIDs and related to trademark infringement issues in China. These increases were partially offset by a decrease in accounting consulting fees of $20,000 related to the hiring of a fulltime CFO in September 2011.

Travel expense - Travel expense increased $44,584 related to an increase in travel to/from New York to support the manhole fire pilot program and research and development with Con Ed.

Non-cash compensation – Non-cash compensation expense related to director, executive and employee stock options increased $126,015 in Fiscal 2013 related additional option, SARs and RSU grants to employees and directors. We would anticipate that these expenses would be lower in future years as a result of the forfeiture of outstanding options and SARs upon the resignation by the Company’s former President and the clawback of options and RSUs upon the termination of the Company’s former Executive Chairman.

These expense increases were partially offset by a decrease in the following expense category:

Investor relations - Investor relation costs decreased $81,099 resulting from a reduction in the number of investor presentations in Fiscal 2013. It is anticipated that these costs will continue at the Fiscal 2013 levels in fiscal 2014.

Research and Development Costs

Research and development costs for Fiscal 2013 were $179,158¸ as compared to $83,707 during the Fiscal 2012. The increase in the Fiscal 2013 amount related to research into the EMFIDS system and other FireIce® applications in the utility industry.  The Company received $93,000 for paid for research in Fiscal 2013 to offset these costs.  We expect that these costs will continue at a relatively even level as we continue to explore new products and new applications of our existing products.

Other Income (Expense)

Net other income for Fiscal 2013 was $715,263 as compared to net other expense of $2,245,092 for Fiscal 2012. In Fiscal 2013, net other income was primarily impacted by a reduction of the accrual for losses from litigation related to a lawsuit by a former employee. The reduction was recorded to reflect insurance payments made to the plaintiff in settlement of the invasion of privacy and fraudulent misrepresentation awards. In February 2013, the Company received a favorable ruling from the trial judge vacating the civil theft award of $600,000 and reducing the breach of consulting agreement award from $841,000 to $500,000. As a result, the Company has recognized other income of $1,141,000 for Fiscal 2013.  This other income was partially offset by interest expense of $473,605, a loss on extinguishment of debt of $21,311, other expense of $19,114 related to losses on sales of two vehicles and a loss on settlement of a lawsuit with a former distributor and the cost of repricing warrants in order to induce their exercise of $70,491. Net other expense in Fiscal 2012 consisted of losses on settlements of $1,500 in cash and $300,000 in restricted common stock, related to the satisfaction of debts of the Company’s predecessor company, a non-cash expense of $17,753 representing the cost of reducing the exercise price of warrants in order to induce their exercise, interest expense related to the company’s convertible notes of $280,000, of which $2,800 represented cash payments with the remainder consisting of accrued interest and note discount amortization, and an accrual of $1,646,000 in connection with the jury verdict related to the lawsuit brought by a former consultant.

Net Loss

For Fiscal 2013 our net loss was $5,221,747 as compared to $7,130,059 for the fiscal year ended June 30, 2012. The decrease in the net loss was the result of the higher gross profit and other income which was partially offset by higher total operating expenses as described above. Net loss per common share was $0.18 for Fiscal 2013 as compared to a net loss per common share of $0.31 for Fiscal 2012. The weighted average number of shares outstanding was 29,492,235 and 23,036,823 for the fiscal years ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Fiscal Year Ended June 30,
	2013	2012

Net cash used in operating activities	$4,195,655	$3,634,531
Net cash used in investing activities	28,496	30,258
Net cash provided by financing activities	4,230,232	1,792,007
Net increase (decrease) in cash and cash equivalents	$6,081	$(1,872,782)

Net Cash Used in Operating Activities

For Fiscal 2013, we used net cash of $4,195,655 in operating activities as compared to $3,634,531 for Fiscal 2012. The increase in cash used from operations was primarily the result of the difference between the prior year accrual for losses from litigation resulting in an increase in accrued liabilities of $1,625,067 as compared to the current year reversal of those accruals due to a $200,000 payment by the insurance company and the reversal of $941,000 of the accrual as result of rulings by the court.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $385,650, and the remaining balance of $102,056 of the accrual related to the Termination and Release Agreement with our former President.

Cash used from operations in Fiscal 2012 was primarily the result of a decrease in stock options issued for non-employee services of $322,850, a decrease in common stock issued for services of $168,500, the absence in Fiscal 2012 of a loss on extinguishment of debt of $267,390 and the $62,414 cost of warrants issued to induce the exercise of "out of the money" warrants which were partially offset by the increase in the net loss of $903,000, for the reasons identified above, an increase in stock option compensation expense of $450,000, a common stock issued as settlement of $300,000, amortization of the note discounts related to the beneficial conversion features of convertible notes of $193,044 and a $1,406,339 improvement in non-debt working capital balances.

Net Cash Used in Investing Activities

In Fiscal 2013, cash used in investing activities amounted to $28,496 resulting from the purchase of a new support vehicle for our Brooklyn, New York facility plus minimal purchases of computer equipment, net of the proceeds from the sale of a support vehicle maintained at our California facility.  Cash flows used in investing activities for Fiscal 2012 amounted to $30,258 which consisted of the purchase of ancillary vehicle equipment and general office equipment.

Net Cash Provided By Financing Activities

Cash flows from financing activities for Fiscal 2013 were $4,230,232 as compared to $1,792,007 for Fiscal 2012. During Fiscal 2013, GelTech received $810,003 from the sale of stock to Lincoln Park Capital Fund, LLC, or Lincoln Park, $1,658,000 from the sale of common stock to accredited investors in private placement transactions, $300,000 from the sale of common stock and warrants to accredited investors in private placement transactions, $910,000 from the exercise of warrants for cash and $6,534 from the exercise of options for cash, $175,000 from convertible notes with third parties and $500,000 from convertible notes with related parties. These receipts were used for working capital, capital expenditures for equipment and vehicles to repay related party advances of $84,800 and to repay $30,745 of insurance financing.

During Fiscal 2012, we received $571,700 from the sale of common stock in private placements, received $610,000 from sales stock in connection with our Stock Purchase Agreement with Lincoln Park, received $75,835 and $65,000 from the exercise of options and warrants, respectively, received $105,000 from convertible notes with third parties, $325,000 from convertible notes with related parties and received $89,380 from notes payable with related parties. These fundings were used to make payments on related party notes of $5,000 and to make payments on insurance premium finance contracts of $44,908.

Historical Financings

Since July 1, 2012, GelTech has raised $2,208,000 from the sale of common stock in connection with private placements with 15 accredited investors including Michael Reger, our principal shareholder and Chief Operating Officer, Michael Cordani, our Chief Executive Officer and Chairman of the Board and Peter Cordani, our President and Chief Technology Officer.  In consideration for their investments, GelTech issued 4,185,323 shares of common stock at prices ranging from $0.35 to $1.08 per share and 341,912 warrants with exercise prices ranging from $1.25 to $1.30 per share.

In September and October 2012, GelTech issued 1,820,000 shares of common stock in exchange for $910,000 in connection with the exercise of 1,820,000 warrants (including 1,200,000 warrants held by Mr. Reger) related to an offer by us to reduce the exercise prices of the warrants to $0.50 per share. Additionally, in September 2012, Mr. Reger converted his $322,996 convertible original issue discount note into 665,992 shares of common stock.

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 from two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share.  In February 2013, one note holder was issued 205,000 shares of the Company’s common stock in exchange for a note in the amount of $102,500.

In August 2013 and September 2013 the Company retired four convertible original issue discount notes with an aggregate face value of $292,740 in exchange for the payment of $202,923 and the issuance of 243,543 shares of common stock.  These transactions included the payment of $86,049 to its former Executive Chairman in satisfaction of a convertible original issue discount note in the amount of $86,100.

From December 2012 through February 2013, we received $500,000 of loans from Mr. Reger.  In connection with these loans and prior loans, all of Mr. Reger’s outstanding loans were consolidated into a $1,997,483 note convertible at $0.35 per share due December 31, 2016, and all of his then outstanding notes were cancelled. Additionally, in July 2013, in consideration for a $1,000,000 loan, GelTech issued Mr. Reger a $1,000,000 five-year note convertible at $1.00 per share and 500,000 five-year warrants exercisable at $1.30.  Each of the notes described in this paragraph bear an annual interest rate of 7.5%.

As previously disclosed, in January 2012, GelTech signed a $5 million Purchase Agreement with Lincoln Park and filed a registration statement related to the transaction covering the shares that may be issued to Lincoln Park under the Purchase Agreement. Provided that the registration statement is current, GelTech has the right, in its sole discretion, through July 4, 2014 to sell shares of common stock to Lincoln Park in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to $4.9 million.  As of the date of this report, GelTech may sell up to $30,000 per sale.  Since July 1, 2013, GelTech has issued 1,676,766 shares of common stock in exchange for $1,200,002 under the Purchase Agreement and has the ability to sell another $3.2 million under the Purchase Agreement. The price at which we may sell shares to Lincoln Park is subject to a floor of $0.35 per share.

Liquidity and Capital Resource Considerations

As of September 27, 2013, we had approximately $197,000 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.

We may be required to pay approximately $90,000 to Lincoln Park in the event that they initiate a successful lawsuit against us for sales under a stale registration statement.  To date, no legal filings have been made or threatened by Lincoln Park.  In addition, we face a new trial on damages from a former employee and consultant.  We cannot predict how much we will be required to pay.  See the related Risk Factors on pages 23 and 28. In the event that the Plaintiff is awarded a substantial award in the new trial, we may not have the money to secure an appeal bond.

GelTech believes the Lincoln Park Purchase Agreement could provide it with a sufficient amount of working capital for the next 12 months. GelTech has continued to meet with additional potential investors to explore other financing alternatives.

Ultimately, if GelTech is unable to generate substantial cash flows from sales of its products, complete financings or sales to Lincoln Park, it may not be able to remain operational.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 7 and Note 9 to the consolidated financial statements.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding expected results from the litigation described in this report, our expectations of future revenues and cost of sales, anticipated capital expenditures, expectations regarding our working capital, and our liquidity.

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

We incurred net losses of approximately $5.2 million in fiscal 2013 and $7.1 million in fiscal 2012. We anticipate these losses will continue for the foreseeable future. We currently have a working capital deficiency and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce®, EMFIDS, and Soil2O® “Dust Control” and obtaining adequate financing.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from Lincoln Park does not occur, Lincoln Park suffers liquidity issues and is unable to comply with its obligations under the Purchase Agreement, the funding is prohibitively dilutive or if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise additional debt or equity capital, we may not be able to remain operational.

We have negative working capital and owe approximately $2.0 million in long-term convertible debt held by our principal shareholder, which is due in December 2016. Because we are not currently generating positive cash flow, we need to sell debt or equity securities whether from Lincoln Park or any other party. If our stock price is below the $0.35 minimum price, we will be unable to sell shares to Lincoln Park to help support our operations.

Because of the lingering effects of the recession, the lack of available credit for small-cap companies, difficulties for small-cap companies in raising money and our stock price and trading volume, we may be hampered in our ability to raise the necessary working capital. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we do not raise the necessary working capital and/or increase revenue, we will not be able to remain operational.

Because we have not generated material sales of FireIce® since it was launched over four years ago, there can be no assurances it will be accepted by potential customers.

We launched FireIce® in fiscal 2009 and have not yet achieved a consistent sustainable revenue stream. However, we expect to recognize $425,000 of revenue from the sale of EMFIDS to Con Ed in the quarter ending September 30, 2013. There are multiple factors, which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

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

Because we have yet to generate material revenue on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

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

Although we are encouraged by the potential of EMFIDS and its role as a tool for municipal utility companies to combat manhole fires, we cannot assure you that we will successfully commercialize it or, if we do, it will generate sufficient revenues and gross profit to support our operations.

Our senior management, including our Chief Technology Officer, has worked over a long period of time with management at Con Ed in New York City.  Through extensive testing, Con Ed partially funded a research project which led to the development of the EMFIDS.  After completion of the research and testing of the EMFIDS, Con Ed placed a $425,000 order, which we expect to recognize as revenue in the quarter ending September 30, 2013.  While this order is substantial, it is not enough to sustain our operations and we are dependent upon receipt of re-orders from Con Ed and new orders from other utility companies.  We cannot assure you we will generate sufficient revenue and gross profits from the sale of EMFIDS and FireIce® to utility companies.

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

If we are unable to resolve the trademark dispute with our former Chinese distributor, we will not receive the revenue we anticipated from sales of FireIce in China.

In July 2012, we entered into an Exclusive Distribution Agreement with Xinfang Group, or the Distributor. Pursuant to the agreement, GelTech granted the Distributor the exclusive right to market, promote and sell FireIce in the People’s Republic of China, Hong Kong, Macau and Taiwan. In order for the Distributor to maintain their exclusivity and pricing under the agreement, the Distributor was required to purchase a minimum of $87.9 million over the 10 year term of the agreement, including $6.0 million in the first year, $7.2 million in the second year and 5% increases thereafter.  However, shipments under this Agreement have been delayed indefinitely pending resolution of the trademark registration of FireIce by our prior distributor in China. We have been advised by our Chinese counsel that any sales of FireIce by GelTech or the Distributor in China would be deemed an infringement on the prior distributor’s trademark and therefore no shipments under our Agreement will begin until this is resolved or we register an alternative trademark and receive approval to sell in China using that trademark.  GelTech has filed an administrative proceeding in China seeking to cancel the third party’s registration of FireIce, and the resolution of this proceeding may not be resolved until as late as October 2013. Even if the FireIce registration is cancelled we have been advised that it could take as many as 18 months for GelTech to re-register the FireIce trademark.  In December 2012, we filed a trademark application for FireGel in China.  If the application is accepted, GelTech would be allowed to sell FireIce under the FireGel name within 12 - 18 months after acceptance.  Even if the trademark issue is resolved, we cannot assure you that the Distributor will purchase the required minimums in order to maintain their exclusivity or purchase any FireIce.  We have been advised that the first distributor has been selling an inferior product under the FireIce® trademark.  This conduct has the potential to ultimately adversely hamper our ability to sell our FireIce® product in China.  If we are unable to generate revenue from China, our future financial results will be adversely affected.

If we lose a substantial sum in our pending lawsuit, the judgment creditor will be in a position to seize our assets and cause us to cease operations.

In June 2012, a jury awarded Mr. David Hopkins, a former employee, a total of $1,246,000 for invasion of privacy, trespassing, fraudulent misrepresentation, civil theft and breach of a consulting agreement.  GelTech’s insurance company has paid Mr. Hopkins $200,000 covering the invasion of privacy and fraudulent misrepresentation claims.  Subsequently, GelTech filed post-trial motions.  In 2013, the court ruled on GelTech’s post-trial motions and ordered a new trial on damages.  In the event that Mr. Hopkins is awarded a substantial award in the new trial, GelTech may not have the money to secure an appeal bond.  In the event that we are unable to post bond, or if an appeal is unsuccessful, we will be required to pay the amount of the judgment plus statutory interest. If we fail to do so, the plaintiff, as a judgment creditor, can take action to seize our assets and we may not be able to remain in business.

If the Forest Service does not modify its unwritten policy of prohibiting the use of water enhancers in large tanker planes, it will hinder our ability to generate revenue from extinguishing wildfires.

The Forest Service has established a “policy” which does not permit “water enhancers” (which includes FireIce) to be dropped from the very large tanker planes, or VLATs. With no success to date, GelTech has sought to urge the Forest Service to permit the usage of FireIce® in VLATs. If GelTech is unable to sell FireIce® for use in VLATs, it will have an adverse impact on our future results of operations.

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

While we believe that FireIce® and Soil2O® (including Soil2O® “Dust Control”) are environmentally friendly, we may become subject to changing environmental regulations that could adversely affect the use of it. If we do become subject to environmental regulations, the use of FireIce® and Soil2O® may be limited as compared to other technologies which may be less expensive or more efficient.

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

Many of our competitors are capable of developing or have developed and are capable of continuing to develop products based on similar or other technology, which are or may be competitive with our products and technologies. We believe several of our competitors in the fire-fighting business have substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Because our competitors in the moisture preservation markets are private companies, we are unable to determine the amount of financial and other resources they have available. However, some of these companies appear to have had much greater marketing experience than we have. Potential customers may prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers.

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

Even if we are able to successfully enter into contracts to supply federal and state governments with our products, there can be no assurances these contracts will result in substantial revenues or be renewed.

The process of obtaining government contracts is lengthy and uncertain, and we must compete for each contract. Similar to large corporations, government employees resist change and taking risks. This can make it more difficult to obtain government contracts. Moreover, the award of one government contract does not necessarily secure the award of future contracts. Governments are subject to budgetary restrictions, which may limit their ability to buy our products. These budgetary restrictions have been magnified by the current recession, which has resulted in material decreases in tax receipts. Even if we are able to enter into a contract with a government, there is no guarantee it will result in substantial revenues or the contract(s) will be renewed.

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

Our intellectual property including our patents is our key asset. We currently expect to commercialize three U.S. patents and eight patents pending.  We regard the protection of our intellectual property as critical to our success. In addition to pursuing patents, we have taken steps to protect our intellectual property by entering into confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection of our intellectual property rights could adversely affect our business and financial results.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Bulletin Board, or the Bulletin Board, which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

Any of the following factors could affect the market price of our common stock:

●

sales by Lincoln Park,

●

short selling or manipulative conduct by market makers and others,

●

our failure to generate recurring sustainable revenue,

●

our failure to achieve and maintain profitability,

●

the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,

●

actual or anticipated variations in our quarterly results of operations,

●

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

●

disclosure of any adverse results in litigation,

●

the loss of major customers or product or component suppliers,

●

the loss of significant business relationships,

●

our failure to meet financial analysts’ performance expectations,

●

changes in earnings estimates and recommendations by financial analysts, or

●

changes in market valuations of similar companies.

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

As of the date of this report, we had outstanding approximately 34 million shares of common stock, of which our directors and executive officers own approximately 13 million shares, which are subject to the limitations of Rule 144 under the Securities Act of 1933, which we refer to as the “Act”.  Substantially all of the remaining outstanding shares are freely tradable.

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

Because sales made to Lincoln Park in December 2012 may have been made in violation of the Securities Act, if Lincoln Park sues us prior to December 27, 2013 to recover their purchase price of $90,000 we may be required to rescind the sale(s) and return the proceeds with interest.

Under the Purchase Agreement, we have the right to sell common stock to Lincoln Park from time to time provided that the registration statement is declared effective and is current at the time of sale. In December 2012, GelTech sold shares under the Purchase Agreement and received $90,000 of proceeds ($0.36 per share). At that time, the prospectus was not current because it included financial statements that were older than 16 months. As a result, GelTech may have violated Section 5 of the Securities Act. Consequently, Lincoln Park may have the right to recover the amount paid by them for the shares sold in December with interest. Under federal law, this right will expire one year from the dates of purchase. If Lincoln Park sues us prior to the one year anniversary of the sale, we may be liable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

See pages F-1 through F-32.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from GelTech’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from GelTech’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from GelTech’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from GelTech’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountants Fees and Services.

The information required by this item is incorporated by reference from GelTech’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K	9/28/10	10.1
10.2	Form of Executive Employment Agreement *	10-Q	2/11/13	10.4
10.3	Jerome Eisenberg Employment Agreement*	10-Q	2/11/13	10.5
10.4	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.5	Jerome Eisenberg Restricted Stock Unit Agreement*	10-Q	2/11/13	10.6
10.6	Credit Enhancement and Financing Security Agreement dated May 29, 2009	10-K	9/28/09	10.1
10.7	Revolving Line of Credit Agreement dated May 29, 2009	10-K	9/28/09	10.2
10.8	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.9	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.10	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.11	Reger Note dated February 18, 2011	10-Q	5/13/11	10.11
10.12	Reger Stock Purchase Agreement dated February 18, 2011	10-K	9/28/11	10.15
10.13	Reger Note dated March 29, 2012	10-K	9/28/12	10.12
10.14	Reger Note dated December 27, 2012	10-Q	2/11/13	10.2
10.15	Reger Note dated February 1, 2013	10-Q	2/11/13	10.3
10.16	Reger Stock Purchase Agreement dated May 2, 2013				Filed
10.17	Reger Warrant dated May 2, 2013				Filed
10.18	Reger Warrant dated May 31, 2013				Filed
10.19	Reger Convertible Note dated July 11, 2013	S-1A	8/5/13	10.30
10.20	Reger Warrant dated July 11, 2013				Filed
10.21	Lincoln Park Purchase Agreement dated September 1, 2010	8-K	9/7/10	10.1
10.22	Lincoln Park Registration Rights Agreement dated September 1, 2010	8-K	9/7/10	10.2
10.23	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.24	Lincoln Park Purchase Agreement dated January 4, 2012	8-K	1/6/12	10.1

10.25	Lincoln Park Registration Rights Agreement dated January 4, 2012	8-K	1/6/12	10.2
10.26	Lincoln Park Termination Agreement dated January 3, 2012	8-K	1/6/12	10.3
10.27	Hull Promissory Note	S-1	1/6/12	10.21
10.28	TFISA Distribution Agreement**	10-Q	2/14/12	10.2
10.29	Amendment No.1 to the TFISA Distribution Agreement**	10-Q	2/14/12	10.3
10.30	Eisenberg Promissory Note	S-1/A	3/13/12	10.24
10.31	Form of Convertible Note – Private Placement	10-Q	5/11/12	10.1
10.32	Ingarra Termination and Release Agreement	10-Q	5/13/13	10.4
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/12	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Furnished***
101 SCH	XBRL Taxonomy Extension Schema				Furnished***
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished***
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished***
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished***
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished***

———————

*

Management compensatory agreement.

**

Filed pursuant to a confidential treatment request. Portions of the exhibit have been omitted pursuant to the request for confidential treatment.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the fiscal year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections.

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

Date: September 27, 2013

GelTech Solutions, Inc.

By:	/s/ MICHAEL CORDANI
Michael Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 27, 2013
Michael Hull

/s/ MICHAEL CORDANI	Director	September 27, 2013
Michael Cordani

/s/ PETER CORDANI	Director	September 27, 2013
Peter Cordani

/s/ MICHAEL BECKER	Director	September 27, 2013
Michael Becker

/s/ LEONARD MASS	Director	September 27, 2013
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	September 27, 2013
Phil O’Connell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2013 of $5,221,747 and $4,195,655, respectively, and has a working capital deficit, accumulated deficit and stockholders’ deficit of $556,140, $28,021,633 and $2,270,386, respectively, at June 30, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.

Boca Raton, Florida

September 27, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2013	2012
ASSETS

Cash and cash equivalents	$90,275	$84,194
Accounts receivable trade, net	37,277	55,160
Inventories	588,703	546,118
Prepaid expenses and other current assets	66,756	45,785
Total current assets	783,011	731,257

Furniture, fixtures and equipment, net	158,184	188,779
Deposits	26,886	15,631

	$968,081	$935,667
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$265,122	$234,375
Accrued expenses	176,734	72,637
Litigation accrual	505,000	1,646,000
Accrual for severance agreement	102,056	—
Notes payable - related parties	—	84,380
Convertible notes - related parties, net of discount	79,261	283,230
Convertible notes - third parties, net of discount	192,163	74,214
Insurance premium finance contract	11,796	9,250
Deferred revenue	7,019	—
Total current liabilities	1,339,151	2,404,086
Convertible note - related party	1,899,316	1,497,483
Total liabilities	3,238,467	3,901,569

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 33,084,671 and 24,914,474 shares issued and outstanding as of June 30, 2013 and 2012, respectively.	33,084	24,914
Additional paid in capital	25,718,163	19,809,070
Accumulated deficit	(28,021,633)	(22,799,886)
Total stockholders' deficit	(2,270,386)	(2,965,902)

Total liabilities and stockholders' deficit	$968,081	$935,667

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2013	2012

Sales	$526,010	$419,577

Cost of goods sold	180,427	185,419

Gross profit	345,583	234,158

Operating expenses:
Selling, general and administrative expenses	6,103,435	5,035,418
Research and development	179,158	83,707

Total operating expenses	6,282,593	5,119,125

Loss from operations	(5,937,010)	(4,884,967)

Other income (expense)
Interest income	864	466
Loss on settlement	(5,088)	(301,500)
Loss on sale of assets	(9,822)	—
Loss on extinguishment of debt	(25,515)	—
Other income (loss)	1,298,920	(1,646,000)
Cost of repricing warrants to induce exercise	(70,491)	(17,753)
Interest expense	(473,605)	(280,305)

Total other income (expense)	715,263	(2,245,092)

Net loss	$(5,221,747)	$(7,130,059)

Net loss per common share - basic and diluted	$(0.18)	$(0.31)

Weighted average shares outstanding - basic and diluted	29,479,048	23,036,823

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

			Additional
	Common Stock		Paid In	Accumulated
	(Shares)	Par Value	Capital	Deficit	Total

Balance at July 1, 2011	22,104,570	$22,105	$16,452,674	$(15,669,827)	$804,952

Common stock issued for cash	1,143,400	1,143	570,557	—	571,700
Common stock issued in connection with stock purchase agreement	1,002,749	1,002	608,998	—	610,000
Common stock upon exercise of options	35,000	35	33,300	—	33,335
Common stock issued upon exercise of warrants	215,000	215	107,285	—	107,500
Common stock issued as settlement	441,177	441	299,559	—	300,000
Options vested			1,371,519	—	1,371,519
Beneficial conversion feature of debt offerings	—	—	347,398	—	347,398
Cost of repricing warrants to induce warrant exercise	—	—	17,753	—	17,753
Rescission of option exercise	(27,422)	(27)	27	—	—
Net loss for the fiscal year ended June 30, 2012	—	—	—	(7,130,059)	(7,130,059)

Balance at June 30, 2012	24,914,474	24,914	19,809,070	(22,799,886)	(2,965,902)

Common stock issued for cash	3,539,321	3,539	1,654,461	—	1,658,000
Common stock issued in connection with stock purchase agreement	1,333,820	1,334	808,669	—	810,003
Common stock and warrants issued for cash	375,000	375	299,625		300,000
Common stock issued upon exercise of options	11,667	12	6,522	—	6,534
Common stock issued upon exercise of warrants	1,829,171	1,829	908,171	—	910,000
Common stock issued for interest	210,226	210	77,574		77,784
Grant of restricted stock units	200,000	200	89,800	—	90,000
Convertible note conversions	870,992	871	434,624		435,495
Cancellation of restricted stock units grant under clawback provision	(200,000)	(200)	(89,800)	—	(90,000)
Options and stock appreciation rights vested	—	—	1,407,534	—	1,407,534
Beneficial conversion feature of debt offerings	—	—	309,342	—	309,342
Cost of repricing warrants to induce warrant exercise	—	—	70,491	—	70,491
Cancellation of stock appreciation rights grant under clawback provision	—	—	(67,920)	—	(67,920)
Net loss for the fiscal year ended June 30, 2013	—	—	—	(5,221,747)	(5,221,747)

Balance at June 30, 2013	33,084,671	$33,084	$25,718,163	$(28,021,633)	$(2,270,386)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2013	2012
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(5,221,747)	$(7,130,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,269	51,301
Bad debt expense	—	2,739
Amortization of beneficial conversion feature of convertible notes	—	193,044
Amortization of original issue discounts related to convertible notes	385,650	6,924
Amortization of stock based prepaid consulting	—	42,500
Equity compensation expense	1,497,534	1,371,519
Cost of repricing warrants to induce exercise	70,491	17,753
Loss on disposal of assets	9,822	—
Loss on stock issued for interest	4,205	—
Common stock issued as settlement	—	300,000
Other income from the clawback of equity compensation	(157,920)	—
Reversal of litigation accrual	(941,000)	—
Payment by insurance company of prior period litigation expense	(200,000)	—
Changes in assets and liabilities:
Accounts receivable	17,883	45,925
Inventories	(42,585)	(152,684)
Prepaid expenses and other current assets	26,500	27,930
Other assets	(11,255)	—
Accounts payable	30,748	(36,490)
Accrual for severance agreement	102,056	—
Deferred revenue	7,019	—
Accrued expenses	177,675	1,625,067
Net cash used in operating activities	(4,195,655)	(3,634,531)
Cash flows from Investing Activities
Proceeds from sale of asset	15,000	—
Purchases of equipment	(43,496)	(30,258)
Net cash used in investing activities	(28,496)	(30,258)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	1,658,000	1,181,700
Proceeds from sale of stock and warrants through private placements	300,000	—
Proceeds from sale of stock under stock purchase agreement	810,003	—
Proceeds from exercise of warrants	910,000	65,000
Proceeds from exercise of stock options	6,534	75,835
Proceeds from related party advances	—	89,380
Payments on notes with related parties	(84,380)	(5,000)
Proceeds from convertible notes with third parties	175,000	105,000
Proceeds from convertible notes with related parties	500,000	325,000
Payments on Insurance Finance Contract	(44,925)	(44,908)
Net cash provided by financing activities	4,230,232	1,792,007
Net increase (decrease) in cash and cash equivalents	6,081	(1,872,782)
Cash and cash equivalents - beginning	84,194	1,956,976
Cash and cash equivalents - ending	$90,275	$84,194

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,702	$2,843
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$47,471	$43,931
Beneficial conversion feature of convertible notes	$309,342	$347,398
Conversion of notes for common stock	$435,495	$—
Accrued interest financed with convertible note	$—	$74,874
Common stock issued for interest	$77,784	$—

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GelTech Solutions, Inc., or GelTech, markets the following products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire; (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; (4) Soil2O® “Dust Control”, our new application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues; and (5) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market.  Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

The corporate office is located in Jupiter, Florida.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in Weather Tech Innovations, Inc. and GelTech International, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of June 30, 2013 or 2012.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.  Revenue is shown net of returns and allowances.  The Company does provide certain customers with the right of return for unsold product.  Sales to these customers are recorded as the customer sells the product, thus removing the right of return.

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

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold.  However, products we utilize to perform demonstrations for potential customers are recorded as a marketing expense in operations.  During the fiscal years ended June 30, 2013 and 2012, these demonstration costs amounted to $10,889 and $50,622, respectively. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $51,943 and $63,726 in 2013 and 2012, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $179,158 and $83,707 for the fiscal years ended June 30, 2013 and 2012, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $26,931 in fiscal 2013 and $82,719 in fiscal 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in fiscal 2013 and fiscal 2012 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended June 30, 2013 and 2012, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At June 30, 2013 there were options to purchase 8,097,840 shares and warrants to purchase 1,883,700 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 6,336,267 shares reserved for issuance related to convertible note agreements.

Stock-Based Compensation

 The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and  stock appreciation rights are based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the years ended June 30, 2013 and 2012 was $1,497,534 and $1,371,519, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2013, the total compensation cost for stock options not yet recognized was $1,752,879. This cost will be amortized on a straight-line basis over the remaining requisite service period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the years ended June 30, 2013 and 2012 was $-0- and $322,850, respectively.

2007 Equity Incentive Plan

In January 2007, the Company established the 2007 Equity Incentive Plan under which provided for the issuance of up to 1,500,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. In September 2008, the Board of Directors approved an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares authorized by the plan from 1,500,000 to 3,500,000.  In fiscal 2012, Board of Directors increased the number of share authorized under the Plan to 4,500,000.  In June 2013, the Board of Directors approved an amendment to increase the number of shares authorized by the plan to 15,000,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Under the Equity Incentive Plan, all directors who are not employees or own 10% or more of the Company’s outstanding stock at the time of grant shall automatically receive a grant of stock options as follows:

Initial Grants

A – Chairman of the Board

- 50,000 options

B – Director

- 30,000 options

C – Chair of a Committee

- 10,000 options

D – Member of a Committee

- 5,000 options

In June 2013, the Board of Directors increased the annual grants to the following amounts:

Annual Grants

A – Chairman of the Board

- 70,000 options

B – Director

- 100,000 options

C – Chair of a Committee

- 200,000 options

D – Member of a Committee

- 10,000 options

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

In April 2010, the Company amended the 2007 Equity Incentive Plan to increase the number of stock options granted annually to directors from 20,000 to 50,000.  In June 2013, the Company amended the 2007 Equity Incentive Plan to increase the number of stock options granted annually to directors to 100,000.

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2013, the fiscal tax years ended June 30, 2010, 2011 and 2012 are still subject to audit.

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

New Accounting Pronouncements

ASUs which were not effective until after June 30, 2013 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in fiscal 2013 of $5,221,747 and $4,195,655 respectively and has a working capital deficit, accumulated deficit and stockholders’ deficit of $556,140, $28,021,633 and $2,270,386, respectively, at June 30, 2013. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2013 the Company received $1,658,000 in exchange for common stock and $300,000 in exchange for common stock and warrants in connection with private placements, received $910,000 in connection with the exercise of warrants and received $675,000 in exchange for convertible notes. In addition,  the Company  received $810,003 under the stock purchase agreement with Lincoln Park Capital, signed in January 2012, and has the ability to sell another $3.6 million under the agreement.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2013 and 2012 was as follows:

	2013	2012
Accounts receivable	$70,062	$95,685
Allowance for doubtful accounts	(32,785)	(40,525)
	$37,277	$55,160

Bad debt expense on trade accounts receivable for 2013 and 2012 was $-0- and $2,739, respectively.

4.

INVENTORIES

Inventories consisted of the following at June 30, 2013 and 2012:

	2013	2012
Finished goods	$333,987	$364,630
Raw materials	254,716	181,488
	$588,703	$546,118

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2013 and 2012:

	Estimated	June 30,
	Useful Life	2013	2012

Equipment	3 - 5 years	$88,875	$69,538
Storage facilities	3 years	20,802	19,717
Vehicles	5 - 7 years	164,232	189,897
Furniture and fixtures	5 years	20,420	20,420
		294,329	299,572
Accumulated depreciation		(136,145)	(110,793)
		$158,184	$188,779

Depreciation expense in 2013 and 2012 was $49,269 and $51,301, respectively.

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

In December 2011, the Company received short term advances from its Chief Executive Officer, former President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. Through June 30, 2013, the Company has made repayments to its Chief Executive Officer, former President and Chief Financial Officer on the notes due these individuals in the amounts of $10,000, $29,380 and $50,000, respectively. As of June 30, 2013, accrued interest due to the CEO and CFO related to these notes amounted to $2,372.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

On March 9, 2012, the Company received $105,000 from third parties in exchange for nine month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes. In September 2012, the Company issued new one-year convertible original issue discount notes in the amount of $120,540, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old notes. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $35,138 which will be amortized to interest expense over the life of the convertible notes. For the year ended June 30, 2013, the Company has recognized interest expense of $11,262 and $60,309, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 was amortized to interest expense over the life of the note. In September 2012, the Company issued a new one-year convertible original issue discount note in the amount of $86,100, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old note. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $24,971 which will be amortized to interest expense over the life of the convertible note. For the year ended June 30, 2013, the Company has recognized interest expense of $8,101 and $44,222, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount.

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

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 with two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $106,600 and an original issue discount of $4,375 which will be amortized to interest expense over the life of the notes. In February 2013, one note holder was issued 205,000 shares of the Company’s common stock in exchange for a note in the amount of $102,500. In addition, the other note holder was issued a new one year original issue discount note for $86,100 convertible at $0.35 per share. The Company recorded an original issue discount of $9,225 and a beneficial conversion feature discount of $4,920 in connection with the new note. The Company recognized interest expense of $7,552 and $4,920, respectively, related to the original issue discount and the beneficial conversion feature discount during the year ended June 30, 2013.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

In February 2013, the Company entered into a new convertible note agreement in the amount of $1,997,483, convertible into common stock at a conversion price of $0.35 per share, bearing interest at an annual rate of 7.5% and due on December 31, 2016. This note was issued in exchange for the 2011 Note and the 2012 Note and receipt of $250,000. In connection with the transaction, the Company issued 210,226 shares of common stock in exchange for accrued interest of $73,579 due on the 2011 and 2012 notes resulting in a loss on conversion of interest of $4,204. The exchange of cash and the 2011 and 2012 notes was recorded as a debt extinguishment which resulted in a loss on extinguishment of debt in the amount of $21,311 for the year ended June 30, 2013. Because this convertible debt  instrument contained an embedded beneficial conversion feature, and was extinguished before conversion, the amount of the reacquisition price to be allocated to the repurchased beneficial feature was measured using the intrinsic value of that conversion feature at the extinguishment date and was immaterial.  In connection with the new note agreement, the Company recorded a note discount in the amount of $114,142 related to the beneficial conversion feature of the note calculated using the intrinsic value, of which $15,975 has been amortized as of June 30, 2013.

A summary of notes payable and related discounts as of June 30, 2013 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Third parties
Convertible notes payable	$206,640	$(14,477)	$192,163
Less current portion	206,640	(14,477)	192,163
Convertible notes payable, net of current portion	$—	$—	$—

Related parties
Convertible notes payable	$2,083,583	$(105,006)	$1,978,577
Less current portion	86,100	(6,839)	79,261
Convertible and non-convertible note payable, net of current portion	$1,997,483	$(98,167)	$1,899,316

7.

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitations as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware law.

Common Stock Issued for Cash

On January 5, 2012, the Company signed a $5 million common stock purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”). Upon signing the agreement, the Company received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 316,667 shares of the Company’s common stock.

The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the purchase agreement. The Company filed a registration statement on January 6, 2012 which became effective on March 26, 2012. Under the registration statement, the Company registered 4.4 million shares of the Company’s common stock. From March 26, 2012 through June 30, 2012, the Company issued 686,082 shares of common stock in exchange for $510,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

The Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, which at the time of the purchase agreement was signed was up to an additional $4.9 million. During the year ended June 30, 2012, the Company issued 1,002,749 shares of common stock in exchange for $610,000 under the purchase agreement.  During the year ended June 30, 2013, the Company issued 1,333,820 shares of common stock in exchange for $810,003 in connection with the Purchase Agreement with Lincoln Park Capital.

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

In consideration for entering into the purchase agreement, the Company issued to LPC 150,000 shares of common stock as a commitment fee and will issue up to 450,000 shares pro rata as LPC purchases additional shares.  As of June 30, 2013, 249,180 “pro-rata” shares have been issued. The commitment shares are subject to a 30 month lock up restriction. The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

During the year ended June 30, 2012 the Company issued 1,143,400 shares of common stock in exchange for $571,700 in connection with private placements with 34 accredited investors.

During the year ended June 30, 2013, the Company issued 3,914,321 shares of common stock in exchange for $1,958,000 in connection with private placements with 13 accredited investors, including issuances of 1,910,714 shares to our Chief Operating Officer and principal stockholder in exchange for $950,000 and 241,379 shares each to our Chief Executive Officer and Chief Technology Officer in exchange for a total of $280,000.

Common Stock Issued for Interest

In February 2013, the Company issued 210,226 shares of common stock to its Chief Operating Officer and principal stockholder as payment of accrued interest in the amount of $73,579. The Company recorded a loss on conversion of interest of $4,204 in connection with this transaction representing the difference between the conversion price of $0.35 per share and the fair market value of the stock on the date of conversion, $0.37 per share.

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

In June 2013, the Company issued 11,667 shares of common stock in exchange for $6,534 in connection with the exercise of options by a director.

Common Stock Issued for Conversion of Debt

In September 2012, our Chief Operating Officer and principal stockholder converted his $322,996 convertible original issue discount note which was due on September 28, 2012 into 665,992 shares of common stock.

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

Restricted Stock Units

On November 14, 2012 , the Compensation Committee of the Board of Directors granted its former Executive Chairman  800,000 restricted stock units  (“RSU”), of which (i) 200,000 units vested immediately, (ii) 200,000 units vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 units vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 units vest upon the Company generating $6,000,000 in revenue in any 12-month period. Vested Units shall be paid in shares of the Company's common stock.  The Company valued the 200,000 RSU's  which vested immediately, at $0.45 per share based on the closing bid price on the vesting date and recorded stock compensation expense of $90,000, resulting from the obligation to issue 200,000 shares of common stock.

In June 2013 the Executive Chairman was terminated for cause and the clawback provisions of the RSU agreement provided for the cancellation of the Company's obligation to issue these 200,000 shares of common stock.  As the shares had not yet been physically issued, the Company reduced its common stock issuable and recognized Other Income for the grant date fair value of $90,000 for these shares in accordance with guidance in ASC 718-20-35, Awards Classified as Equity, Subsequent Measurement in conjunction with a Clawback feature since the $196,000 fair value of the 200,000 shares at the cancellation date exceeds the grant date value of $90,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

The fair value of stock option grants for the fiscal year ended June 30, 2013 and 2012 were estimated using the following weighted- average assumptions:

	2013	2012
Risk free interest rate	0.53% – 2.49%	0.23% – 2.35%
Expected term in years	2.5 – 10.0	1.5 – 6.5
Dividend yield	-	-
Volatility of common stock	89.67% – 93.11%	87.55% – 91.39%
Estimated annual forfeitures	-	-

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options In fiscal 2013 and 2012, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2013 and 2012 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	4,439,507	$1.12	5.39
Granted	675,000	$0.75	10.00
Exercised	—	$—	—
Forfeited	—	$—
Expired	(525,000)	$1.00	—
Outstanding at June 30, 2012	4,589,507	$1.04	5.95	$339,417
Exercisable at June 30, 2012	2,808,088	$1.05	5.03	$181,750

Weighted average fair value of options granted during the year ended June 30, 2012		$0.56

Balance at June 30, 2012	4,589,507	$1.04	5.95
Granted	4,622,500	$0.55	9.64
Exercised	—	$—	—
Forfeited	(2,875,000)	$0.92	—
Expired	—	$—
Outstanding at June 30, 2013	6,337,007	$0.75	6.62	$2,505,808
Exercisable at June 30, 2013	3,696,174	$0.90	5.70	$1,056,738

Weighted average fair value of options granted during the year ended June 30, 2013		$0.41

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

In June 2012, the Company granted the Company’s Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and former President ten year options to each purchase 150,000 shares of common stock at an exercise price of $0.74 per share. The options vested based upon meeting certain prescribed management goals, the first of which occurred in July 2012.  The options were valued with the Black-Scholes option pricing model using a volatility of 91.39% (derived from the historical market price of the Company’s common stock since it began trading in June 2008) an expected term of 5.5 years (using the simplified method) and a discount rate of 0.78%. The calculated value of $320,640 will be recognized as the management goals are achieved.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

On November 14, 2012, in connection with the signing of new employment agreements, the Compensation Committee of the Board of Directors granted its Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and former President, 800,000 stock settled stock appreciation rights (“SARS”) each, of which (i) 200,000 rights vested immediately, (ii) 200,000 rights vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 rights vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 rights vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company valued the 3,200,000 SARS at $1,086,560 using the Black-Scholes option pricing model using a volatility of 89.67%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 6.5 years, using the Simplified Method and a discount rate of 0.93%. Compensation expense of $271,640 was recognized immediately relating to the 800,000 SARS that vested immediately. The remaining compensation expense will be recognized based on managements assessment that the performance targets are likely to be met within 18 months of the grant date, resulting in the $814,920 of unrecognized compensation expense being expensed by June 30, 2014.

In connection with this grant, the Company’s Chief Executive Officer, former President and Chief Technology Officer agreed to cancel 250,000 stock options granted to each of them in their prior employment agreements. Because the fair value of the options cancelled exceeded the fair value of the new options granted, no additional expense will be recognized relating to these options.

In connection with a Termination and Release Agreement (the “Release Agreement”) effective February 8, 2013, the Company issued its former President options to purchase 112,500 shares of common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. The options are fully vested and have a ten year term. The Company valued the options at $43,875 using the Black-Scholes option pricing model using a volatility of 89.67%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 9.42 years, using the Simplified Method and a discount rate of 0.93%. Additionally, in connection with the Release Agreement the Company cancelled options to purchase 1,325,000 shares of common stock at exercise prices from $0.667 to $1.22 per share and under a clawback provision rescinded 800,000 stock appreciation rights. As a result of the clawback, the Company recorded other income of $67,920 representing the expense previously recognized for the vested portion of the Stock Appreciation Rights.

In June 2013, the Company granted its Chief Executive Officer, Chief Technology Officer and Chief Financial Officer 125,000 each ten-year options to purchase shares of common stock at an exercise price of $1.10 per share. The options vest in equal amounts annually on the anniversary date of the grant over three years, subject to continued employment. The Company valued the options at $317,963 using the Black-Scholes option pricing model using a volatility of 91.6%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 6.5 years, using the Simplified Method and a discount rate of 1.78%. The resulting expense will be recognized over the requisite service period of three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2011 to June 30, 2012 and from June 30, 2012 to June 30, 2013 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	790,000	$1.25	7.98
Granted	280,000	$1.60	10.00
Exercised	(35,000)	$0.95	—
Forfeited	(142,500)	$1.46	—
Expired	(35,000)	$0.95	—
Outstanding at June 30, 2012	857,500	$1.36	7.96	$24,820
Exercisable at June 30, 2012	724,666	$1.39	7.83	$14,612

Weighted average fair value of options granted during the year ended June 30, 2012		$1.27

Balance at June 30, 2012	857,500	$1.36	7.96
Granted	610,000	$0.95	10.00
Exercised	(11,667)	$0.56	10.00
Forfeited	(255,000)	$1.38	—
Expired	—	$—	—
Outstanding at June 30, 2013	1,200,833	$1.16	8.04	$165,386
Exercisable at June 30, 2013	795,168	$1.24	7.25	$98,654

Weighted average fair value of options granted during the year ended June 30, 2013		$0.72

On July 1, 2011, as an automatic grant under the Equity Incentive Plan, the Company granted options to purchase 245,000 shares of the Company’s common stock to directors of the Company. The options have an exercise price of $1.75 per share, vest over one year and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 89.65% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.35%. The value of the options, $311,001, will be recognized over the vesting term, one year.

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

In January 2012, the Company granted options to purchase 35,000 shares of the Company’s common stock to a new director of the Company upon his appointment to the board and his election to serve on the audit committee. The options have an exercise price of $0.60 per share, vest over three years and have a ten year term. The options were valued using the Black-Scholes model using a volatility of 87.55% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.30%. The value of the options, $14,633, will be recognized over the vesting term, three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

In June 2013 in connection with the termination for cause of its former Executive Chairman, the Company clawed back options to purchase 255,000 shares of common stock with exercise prices from $0.91 to $1.95 per share previously granted to the Executive Chairman.  In addition, the Company rescinded a grant of 800,000 restricted stock units with an exercise price of $0.45 per share, of which 200,000 had vested.

A summary of options issued to non-employees, non-directors under the 2007 Plan and changes during the fiscal years ended June 30, 2013 and 2012 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2011	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	—	$—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2012	540,000	$1.16	2.14	$—
Exercisable at June 30, 2012	540,000	$1.16	2.14	$—

Weighted average fair value of options granted during the year ended June 30, 2012		N/A

Balance at June 30, 2012	540,000	$1.16	2.14
Granted	275,000	$1.23	10.00
Exercised	(100,000)	$0.50	—
Forfeited	—	$—	—
Expired	(155,000)	$1.00	—
Outstanding at June 30, 2013	560,000	$1.22	5.96	$6,250
Exercisable at June 30, 2013	285,000	$1.21	2.22	$—

Weighted average fair value of options granted during the year ended June 30, 2013		$1.00

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

In June 2013, the Company granted a consultant ten-year options to purchase 125,000 shares of common stock at an exercise price of $1.10 per share.  The options vest in equal amounts annually on the anniversary date of the grant over three years, subject to continued engagement as a consultant.  The Company valued the options at $119,618 using the Black-Scholes option pricing model using a volatility of 91.6%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 10.0 years, the term of the option and a discount rate of 2.49%. The resulting expense will be recognized over the requisite service period, three years.

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	474,508	$1.05	1.92
Granted	—	$—	—
Exercised	(130,000)	$0.50	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2012	344,508	$1.05	0.92
Exercisable at June 30, 2012	344,508	$1.05	0.92

Weighted average fair value of warrants granted during the year ended June 30, 2012		N/A

Balance at June 30, 2012	344,508	$1.05	0.92
Granted	350,000	$0.63	4.22
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(344,508)	$1.05	—
Outstanding at June 30, 2013	350,000	$0.63	4.22
Exercisable at June 30, 2013	350,000	$0.63	4.22

Weighted average fair value of warrants granted during the year ended June 30, 2013		$0.33

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

In May 2013, warrants to purchase 344,058 shares of common stock at an exercise price of $1.05 per share held by a director expired.

A summary of warrants issued for cash and changes during the periods June 30, 2011 to June 30, 2012 and from June 30, 2012 to June 30, 2013 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2011	4,651,200	$1.46	2.68
Granted	—	$—	—
Exercised	(85,000)	$0.50	—
Exercise rescission	45,000	$1.25	—
Forfeited	—	$—	—
Expired	(150,000)	$1.50	—
Outstanding at June 30, 2012	4,461,200	$1.46	2.46
Exercisable at June 30, 2012	4,461,200	$1.46	2.46

Weighted average fair value of warrants granted during the year ended June 30, 2012		N/A

Balance at June 30, 2012	4,461,200	$1.46	2.46
Granted	362,500	$1.16	10.00
Exercised	(1,865,000)	$0.50	—
Forfeited	—	$—	—
Expired	(1,425,000)	$1.60	—
Outstanding at June 30, 2013	1,533,700	$1.25	2.06
Exercisable at June 30, 2013	1,533,700	$1.25	2.06

Weighted average fair value of warrants granted during the year ended June 30, 2013		$0.44

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

In May 2012, warrants to purchase 150,000 shares of common stock at $1.50 per share, held by our Chief Operating Officer and principal stockholder, expired.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

During the year ended June 30, 2013, the Company issued 1,820,000 shares of common stock in exchange for $910,000 in connection with the exercise of 1,820,000 warrants to purchase shares of the Company’s common stock related to an offer by the Company to reduce the exercise price to $0.50 per share. The original exercise prices of the warrants ranged from $1.25 to $1.75 per share. The cost of repricing warrants recognized by the Company amounted to $70,491 for the year ended June 30, 2013. The cost represents the incremental increase in the fair value of the repriced warrants as compared to the original warrants granted, valued on the exercise date. The fair value of the warrants was determined using the Black-Scholes option pricing model.

In March 2013, the Company issued 9,171 shares of common stock in connection with the cashless exercise of warrants to purchase 45,000 shares of common stock with an exercise price of $1.25 and a fair market value of the Company’s common stock of $1.57 on the date of exercise.

In May 2013, the Company issued five year warrants to purchase 312,500 shares of common stock at an exercise price of $1.25 per share in connection with two private placements with its Chief Operating Officer and principal stockholder.

During the year ended June 30, 2013, warrants to purchase 1,425,000 shares of the Company’s common stock at an exercise price of $1.60 per share expired unexercised.

Options to Purchase Common Stock and Stock Appreciation Rights

Stock-based compensation expense recognized under ASC 718-10 for the fiscal years ended June 30, 2013 and 2012 was $1,497,534 and $1,371,519, respectively, for stock options and stock appreciation rights granted to employees, directors and a consultant. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2013, the total compensation cost for stock options and stock appreciation rights not yet recognized was approximately $1,729,556. This cost will be recognized over the remaining vesting term of the options and stock appreciation rights of approximately five years.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2013 and 2012. Deferred tax assets and liabilities as of June 30, 2013 and 2012, were as follows:

	June 30, 2013	June 30, 2012
Net operating loss carryforward	$8,817,486	$7,357,047
Allowance for bad debt	15,250	1,042
Stock-based compensation	1,304,426	800,329
Less: Deferred tax liability – depreciation	(9,557)	(61,063)
Net deferred tax assets	10,127,605	8,097,355
Less valuation allowance	(10,127,605)	(8,097,355)

Net deferred tax asset	$—	$—

The Company had available at June 30, 2013, net operating loss carryforwards for federal and state tax purposes of approximately $23,432,064 that could be applied against taxable income in subsequent years through June 30, 2033. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was increased by $2,030,250 during fiscal year ended June 30, 2013.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2013 and 2012 was as follows:

	For the Fiscal Year Ended June 30,
	2013		2012
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(1,775,395)	-34.00%	$(2,424,220)	-34.00%
State taxes, net of federal benefit	(188,025)	-3.60%	(258,310)	-3.63%
Other	(66,830)	-1.28%	494,801	6.95%
Change in valuation allowance	2,030,250	38.88%	2,187,729	30.68%
	$—	0.00%	$—	0.00%

9.

RELATED PARTY TRANSACTIONS

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	the CEO’s wife as a bookkeeper at $1,400 per week,
•	The CEO and CTO’s father is a researcher at $2,200 per week, and
•	The CEO and CTO’s mother as a receptionist at $600 per week.

The Company has employment arrangements with its executive officers which are described in Note 10.

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

In December 2011, the Company received short term advances from its Chief Executive Officer, its former President and its Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bore interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. As of June 30, 2013, all amounts due under these notes have been repaid.

In September 2012, the Company granted options to purchase 70,000 shares of the Company’s common stock to the father of the Company’s CEO and CTO as more fully described in Note 7.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

In September 2012, the Company granted warrants to purchase 350,000 shares of the Company’s common stock to a director as more fully described in Note 7. Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities. In connection with his separation, the Company agreed to pay the former President $150,000 plus COBRA payments over 14 months. In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. In addition, options and stock appreciation rights to purchase 2,125,000 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to him, were cancelled. The Company recognized a severance expense of $168,920 for the year ended June 30, 2013 representing the total liability to the Company under the severance agreement. As of June 30, 2013, the remaining liability under the agreement amounted to $102,056.

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and rents space under a one year lease in an industrial yard in Irvine, California. In February 2013, the Company entered into a one year lease agreement for a support facility in Brooklyn, New York at a monthly rent of $3,600.   Rent expense for the fiscal year ended June 30, 2013 and 2012 was $143,614 and $103,044, respectively.

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

Effective September 1, 2011, the Compensation Committee approved an Employment Agreement with the Company's Chief Financial Officer (CFO). The CFO will receive a base salary of $146,000 per year with the Committee having the authority to increase the CFO’s base salary for the succeeding 12-month period with the increase based on profitability, positive cash flow or such other factors as the Committee deems important. In addition, the CFO received options as previously described in Note 7.

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

Additionally, the Compensation Committee approved an employment agreement for the Company’s Executive Chairman. The Executive Chairman receives a base salary of $200,000 per year and was granted 800,000 restricted stock units vesting on identical terms as the SARs. All of the five senior executives receive a monthly car allowance of $600 per month. The Compensation Committee will also have the discretion to award each of the executives a bonus based upon job performance, revenue growth or any other factors determined by the Compensation Committee. Each of the employment agreements was effective as of October 1, 2012 and is for a four-year term. In June 2013, the Company terminated this agreement for cause.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

In August 2011, the Company entered into a settlement agreement with a former shareholder of Dyn-O-Mat, the Company's predecessor. At the time of the Company's formation, the Company was unable to contact the investor in order to offer the investor shares of GelTech in exchange for the investor's shares of Dyn-O-Mat. The investor came forward in May 2011 seeking to receive the same offer made to Dyn-O-Mat shareholders in 2007. Under the settlement agreement, the Company paid the investor $50,000, which has been recorded as a loss on settlement as of June 30, 2011. In addition, the Company's Chief Technology Officer and his father agreed to pay the investor an additional $125,000 prior to December 31, 2011. As of June 30, 2013, this amount has not yet been paid.

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

In January 2013, the court ruled on the Company’s post-trial motions in this litigation dismissing the $200,000 civil theft verdict (which was subject to triple damages) against the CEO and reducing the $841,000 breach of the consulting agreement award to $500,000. The Company then filed a motion seeking a new trial on damages. The Company received a favorable ruling on this motion and received a new trial on the damages. As a result of the reduction in the award for breach of the consulting agreement from $841,000 to $500,000 and the vacating of the award for civil theft which the Company had previously accrued $600,000, the Company recorded other income of $941,000 for the year ended June 30, 2013.  The Company expects the trial to determine damages to occur in late 2013.

The Company may be subject to rescission rights from an investor who purchased 249,931 shares of the Company’s common stock in December 2012 at an average price of $0.36 per share during a time when the Registration Statement for those shares was stale due to the Company’s failure to file a Post-Effective Amendment to its Registration Statement including updated financial statements. As such, from now until the end of December 2013, the investor has the right under Section 5 of the Securities Act of 1933 to file suit against the Company to rescind the purchase and force the Company to repurchase the shares at the price paid by the investor. To date, the investor has not filed suit and because the market price of the Company’s common stock has been significantly higher than $0.36 per share, the Company considers the likelihood that the investor will file suit to be remote. Therefore, in accordance with ASC 450-20 “Loss Contingencies”, the Company has not recorded a liability for the potential rescission.

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013. As of June 30, 2013, the Company had no cash equivalent balances that were not insured.

At June 30, 2013, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 39.2%, 13.9% and 11.6%. At June 30, 2012, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 43%, 24.1% and 18.1%.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

During fiscal 2013, two customers accounted for 36.3% and 32.4% of sales. No other customer had sales in excess of 10% of revenues.  During fiscal 2012, three customers accounted for approximately 14.3%, 12.4% and 12.3%, % of sales.

During fiscal 2013, sales resulted from two products, FireIce and Soil₂O® and from paid for research and development which made up 38.8%, 43.5% and 17.7% of total sales, respectively.  During fiscal 2012, all sales resulted from two products, FireIce and Soil₂O® which made up 49.9% and 50.1% of total sales.

During the year ended June 30, 2013, the Company purchased approximately $142,000 of raw material from one vendor and approximately $32,000 from another vendor which amounted to 50.8% and 11.5%, respectively, of the inventory purchases in fiscal 2013.  During the year ended June 30, 2012, the Company purchased approximately $205,000 of raw material from one vendor and approximately $81,000 from another vendor which amounted to 52.2% and 20.6%, respectively, of the inventory purchases in fiscal 2012.

12.

SUBSEQUENT EVENTS

During July and August 2013, the Company issued 40,000 shares of common stock in exchange for $43,200 in connection with the exercise of options at $0.96 per share by a director and warrants at $1.25 per share by an investor.

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2013, the Company issued options to purchase 370,000 shares of common stock to directors. The options have an exercise price of $0.99 per share, vest on June 30, 2014¸ subject to continuing service as a director and bear a ten year term.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.52%. The value of these options will be recognized as expense over the requisite service period.

Since July 1, 2013, the Company has issued 289,941 shares of common stock and five year warrants to purchase 29,412 shares of common stock at an exercise price of $1.25 per share in exchange for $275,000 in connection with private placements with five accredited investors.

In July 2013, the Company issued ten year options to purchase 50,000 shares of common stock to a director. The options have an exercise price of $1.30 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.0 years (using the simplified method) and a discount rate of 1.37%. The value of these options will be recognized as expense in the quarter ending September 30, 2013.

In July 2013, the Company issued ten year options to purchase 250,000 shares of common stock, each to its Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. The options have an exercise price of $1.30 per share and vest 50% upon the market value of the Company’s common stock trading at or greater than $2.00 per share for any 10 day period out of a 30 day trading period and the other 50% vesting upon the market value of the Company’s common stock trading at or greater than $3.00 per share for any 10 day period out of a 30 day trading period.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.62%. The value of these options will be recognized as expense over the requisite service period.

In July 2013, the Company received $1 million from its Chief Operating Officer and principal stockholder in exchange for a five year, $1 million convertible note with a conversion rate of $1.00 per share and an annual interest of 7.5%, plus five year warrants to purchase 500,000 shares of the common stock at $1.30 per share.  The Company calculated the relative fair market value of the warrants to be $311,949 using the Black-Scholes model using a volatility of 91.46% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years (the term of the warrants) and a discount rate of 1.4%.  In addition, the Company calculated the intrinsic value of the beneficial conversion feature of the note to be $304,257.  These resulting note discounts will be amortized to interest expense over the term of the note.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

In August and September 2013, the Company issued 342,946 shares of common stock in exchange for $390,000 in connection with the Purchase Agreement with Lincoln Park Capital.

In August 2013, the Company issued 8,880 shares of common stock as a partial conversion of a convertible note and repaid the remaining balance of $30,000.  In addition, the Company issued 234,663 shares of common stock in connection with the early conversion of a convertible note in the amount of $86,100, due in February 2014.

In September 2013, the Company repaid two convertible notes of $86,100 each, one of which was due to the Company’s former Executive Chairman.