Form 10-K/A
period 2013-06-30
GelTech Solutions, Inc.
filed 2013-10-25
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,075,583 shares outstanding as of October 24, 2013.

GELTECH SOLUTIONS, INC.

FORM 10-K/A

INDEX

		Page
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	1

Item 11.	Executive Compensation.	5

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	10

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	12

Item 14.	Principal Accountants Fees and Services.	14

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	15

SIGNATURES	17

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GelTech Solutions, Inc., a Delaware corporation (the “Company,” or “GelTech”) for the fiscal year ended June 30, 2013 that was originally filed with the Securities and Exchange Commission (“SEC”) on September 27, 2013 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications and the exhibits, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table represents our Board of Directors as of October 28, 2013:

Name	Age	Position
Michael Cordani	53	Chairman of the Board
Peter Cordani	52	Director
Michael Becker	62	Director
Leonard Mass	72	Director
Phil O’Connell, Jr.	73	Director
Neil Reger	75	Director

Director Biographies

Michael Cordani has been our Chief Executive Officer and a director since inception. From June 25, 2007 until September 21, 2012, Mr. Cordani was our Chairman of the Board. In March 2013, Mr. Cordani was re-appointed Chairman of the Board. Mr. Cordani was selected as a director for his 20 years of experience in management. In addition, Mr. Cordani was selected because he is our Chief Executive Officer. Mr. Cordani has been diagnosed with a life threatening disease for which he has been undergoing treatment. Until recently, he continued to be involved in the day to day operations of GelTech. However, Mr. Cordani has taken an indefinite leave of absence. In Mr. Cordani’s absence, Mr. Peter Cordani, GelTech’s founder, President and Chief Technology Officer, and the inventor of all of its products, is acting in Mr. Cordani’s place. The Board has formed a special committee to formulate a succession plan to recommend to the Board in the event that Mr. Michael Cordani is no longer able to fulfill his role as Chief Executive Officer.

Peter Cordani has been our Chief Technology Officer since inception and our President since September 2013. Mr. Cordani has been a director since July 3, 2007. He is the inventor of all of our intellectual property. Mr. Cordani was selected as a director because of his patent experience, he is the inventor of our technologies and because he is our President and Chief Technology Officer.

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

Leonard Mass has been our director since May 11, 2010. Since September 2005, Mr. Mass has been the Vice President of Land Development in the Real Estate Development division of the Drummond Company, Inc. a company which is principally engaged in the business of mining, purchasing, processing and selling of both thermal and metallurgical coal. Mr. Mass was selected to as a director for his 40 years of experience in executive management and his background in finance and management and because he is independent.

Phil O’Connell, Jr. became a director of GelTech on November 15, 2006. Mr. O’Connell is an attorney and has been a partner at the law firm of Ciklin Lubitz Martens & O’Connell, P.A. and predecessor law firms since 1969. Mr. O’Connell was selected as a director because of his experience as a lawyer and because he is independent.

Neil Reger became a director on October 1, 2013.  Since his retirement over five years ago, Mr. Reger has been an active investor.  Since his son Michael Reger has been an investor in GelTech, Mr. Reger has consulted with management on GelTech’s operations (without compensation).  Mr. Reger was selected as a director because of his 45 years of business and management experience.

Executive Officers

Name	Age	Position
Michael Cordani	53	Chief Executive Officer
Peter Cordani	52	President and Chief Technology Officer
Michael Reger	50	Chief Operating Officer
Michael Hull	60	Chief Financial Officer

See above for Mr. Michael Cordani’s biography.

Michael Hull has served as our Chief Financial Officer since March 2008. Until September 1, 2011, Mr. Hull was working for us on a part-time basis. Since then, Mr. Hull has been with us on a full-time basis. From January 2008 until December 2009, Mr. Hull was a Director of CFO Services for WSR Consulting, Inc., which we refer to as WSR, which provides Chief Financial Officer and related services to businesses. Prior to Mr. Hull becoming a full-time employee, WSR provided Chief Financial Officer services to GelTech. See the section titled “Certain Relationships and Related Transactions, and Director Independence” for further description.  Until August 31, 2011, Mr. Hull spent the majority of his time providing accounting services for Ecosphere Technologies, Inc. (OTCBB: ESPH) a diversified water engineering, technology licensing and environmental services company. Previously, Mr. Hull spent 11 years in public accounting with the South Florida audit practice of Price Waterhouse. Mr. Hull is a Certified Public Accountant in Florida.

See above for Mr. Peter Cordani’s biography.

Michael Reger has been our Chief Operating Officer since March 25, 2013.  For over 20 years, Mr. Reger has been a partner at III Associates, a registered investment advisor, and AVM, L.P., an institutional broker dealer.

Mr. Michael Cordani, our Chief Executive Officer and a director, is the brother of Mr. Peter Cordani, our Chief Technology Officer, President and a director. Mr. Michael Reger, our Chief Operating Officer, is the son of Neil Reger, a director of GelTech. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. See the section titled “Related Person Transactions” below for further information concerning our employment of Cordani family members.

Corporate Governance

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of GelTech and its shareholders.  The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of GelTech.  The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time-to-time as appropriate.  The Board delegates various responsibilities and authority to different Board Committees.  Committees regularly report on their activities and actions to the Board.

The Board currently has and appoints the members of:  the Audit Committee, the Compensation Committee, which we refer to as the “Committee,” the Nominating Committee and the Executive Committee.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating	Executive
Michael Cordani				✓	✓
Peter Cordani
Michael Becker	✓	✓	✓		✓
Leonard Mass	✓	✓	✓		✓
Phil O’Connell, Jr.	✓	✓	✓	✓	✓
Neil Reger

The Board held eight meetings in fiscal 2013.  Each of the directors attended over 75% of the total number of Board meetings and committee meetings on which such director served. We do not have a policy with regard to directors’ attendance at the Annual Meeting.  GelTech did not hold an Annual Meeting in fiscal 2013.

Director Independence

Our Board has determined that Messrs. Becker, Mass and O’Connell are independent in accordance with standards under the Nasdaq Listing Rules.  Our Board determined that as a result of being (or having a family member who was) employed as an executive officer, Messrs. Michael Cordani, Peter Cordani and Neil Reger were not independent under the Nasdaq Listing Rules.

Our Board has also determined that Messrs. Becker, Mass and O’Connell are independent under the Nasdaq Listing Rules independence standards for Audit Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee, which currently consists of Michael Becker, Leonard Mass, and Phil O’Connell, Jr., reviews GelTech’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

Audit Committee Financial Expert

Our Board has determined that Mr. Michael Becker is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Committee is to determine the compensation of our executive officers. The Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Committee is responsible for administering the 2007 Equity Incentive Plan, which we refer to as the “Plan.”

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

Executive Committee

Our Executive Committee has the authority during intervals between the meetings of the Board to exercise all powers allowed under Delaware law and authority of the Board in the management of our business and affairs.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our board members as well as a particular nominee’s contribution to that mix.  Although there are many other factors, the board seeks individuals with experience in the fire and utility industries, legal and accounting skills and board experience.

Board Leadership Structure

GelTech has chosen to combine the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is appropriate for GelTech at this time. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer of GelTech.  GelTech does not have a lead independent director.

Role of Board in Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Michael Cordani, as our Chief Executive Officer and Chairman of the Board, Peter Cordani, our President and Chief Technology Officer and Michael Hull, our Chief Financial Officer, work closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to grow our business, marketing our products and the commercial acceptance of our technologies.

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

Communication with our Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from some of the reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2013.

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

Fiscal 2013 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)	Total ($)(j)

Michael Cordani	2013	150,000	377,628	5,400	533,028
Chief Executive Officer	2012	150,000	106,757	0	256,757

Michael Hull	2013	150,000	377,628	5,400	533,028
Chief Financial Officer	2012	137,666	148,335	0	286,001

Peter Cordani	2013	150,000	377,628	5,400	533,028
President and Chief Technology Officer	2012	150,000	106,757	0	256,757

———————

(1)

The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock or SARs and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)

Fiscal 2013 includes the following equity grants to each of the Named Executive Officers: (i) 800,000 SARs which are described below and (ii) 125,000 stock options which vest in three equal increments on June 27, 2014, 2015 and 2016.

Named Executive Officer Employment Agreements

The chart below summarizes the terms and conditions of employment agreements with our Named Executive Officers.

Executive	Term	Base Salary	Equity Grants
Michael Cordani	October 1, 2012 through September 30, 2016	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2)

Michael Hull	October 1, 2012 through September 30, 2016	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2)

Peter Cordani	October 1, 2012 through September 30, 2016	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2)

———————

(1)

Base salary will increase to: (i) $170,000 upon GelTech generating $3,000,000 in revenue in any 12-month period, (ii) $190,000 upon GelTech generating $5,000,000 in any 12-month period and (iii) $200,000 upon GelTech generating $6,000,000 in any 12-month period.  The Committee has the discretion to increase each of the Named Executive Officers base salary. Any such discretionary increase must be based on profitability, positive cash flow or such other factors as the Committee deems important.

(2)

Of the securities: (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.  The SAR are exercisable at $0.45 per share over a 10-year period.

The Committee will have the discretion to award each of the Named Executive Officers a bonus based upon job performance or any other factors determined by the Committee. In October 2013, the Committee awarded Mr. Michael Cordani a $37,500 bonus.

Additionally, the Named Executive Officers also receive a $600 car allowance.

On June 4, 2013, we terminated Mr. Jerome Eisenberg, our then Executive Chairman, for cause. Mr. Eisenberg had a four year Employment Agreement with GelTech through September 30, 2016. Under that Employment Agreement, his annual salary was $200,000 and he received 800,000 restricted stock units. We filed suit to rescind the Employment Agreement and our Executive Committee has taken formal action to terminate the Restricted Stock Units and all of the options he received as a director. Prior to being terminated, Mr. Eisenberg was deferring $50,000 per year of salary in recognition of our cash position.

Termination Provisions

The table below describes the severance payments that our Named Executive Officers are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, or for Good Reason.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Michael Cordani	Michael Hull	Peter Cordani

Death or Total Disability	One year base salary and all equity shall vest	One year base salary and all equity shall vest	One year base salary and all equity shall vest

Dismissal Without Cause or Termination by Executive for Good Reason (1)	Greater of one year base salary and continuation of base salary through the end of the remaining four year term of the agreement and all equity shall vest	Greater of one year base salary and continuation of base salary through the end of the remaining four year term of the agreement and all equity shall vest	Greater of one year base salary and continuation of base salary through the end of the remaining four year term of the agreement and all equity shall vest

———————

(1)

Good Reason is generally defined as the material diminution of the Named Executive Officers’ duties due to no fault of the executive or any other action or inaction that constitutes a material breach by GelTech under the Employment Agreements.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

●

Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

●

A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term company results;

●

Awards are not tied to formulas that could focus executives on specific short-term outcomes;

●

Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

●

Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Outstanding Equity Awards

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of June 30, 2013:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised or Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Cordani	150,000	(1)	0		0		0.667	March 16, 2018
Chief Executive Officer
	650,000		100,000	(2)	0		1.22	December 7, 2020

	116,667		58,333	(3)	0		0.81	September 20, 2021

	50,000		0		100,000	(4)	0.74	June 20, 2022

	200,000		0		600,000	(5)	0.45	October 1, 2022

	0		125,000	(6)	0		1.10	June 27, 2023

Michael Hull	116,666		33,334	(3)	0		0.81	June, 30, 2021
Chief Financial Officer
	50,000		0		100,000	(4)	0.74	June 20, 2022

	200,000		0		600,000	(5)	0.45	October 1, 2022

	0		125,000	(6)	0		1.10	June 27, 2023

Peter Cordani	185,007	(1)	0		0		0.667	March 16, 2018
Chief Technology Officer
	650,000		100,000	(2)	0		1.22	December 7, 2020

	116,667		58,333	(3)	0		0.81	September 20, 2021

	50,000		0		100,000	(4)	0.74	June 20, 2022

	200,000		0		600,000	(5)	0.45	October 1, 2022

	0		125,000	(6)	0		1.10	June 27, 2023

———————

(1)

Fully vested.

(2)

The unvested options vest on December 31, 2013.

(3)

The unvested options vest in equal increments on December 31, 2013 and June 30, 2014.

(4)

The unvested options vest based upon meeting certain performance milestones. As of June 30, 2013, one of the performance milestones was met. On July 17, 2013, the second of the three milestones was met.

(5)

Of the securities: (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.

(6)

The unvested options vest in three equal increments on June 27, 2014, 2015 and 2016.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board.  Because we do not pay compensation to employee directors, Messrs. Michael Cordani, Joseph Ingarra, Jerome Eisenberg and Peter Cordani were not compensated for their service as directors in fiscal 2013 and are omitted from the following table.  Messrs. Ingarra and Eisenberg are former employee directors.

Fiscal 2013 Director Compensation

Name (a)	Option Awards ($)(d) (1)	Total ($)(j)
Michael Becker	133,231	133,231

Jerome Eisenberg (2)	36,069	36,069

Leonard Mass	131,871	131,871

Phil O’Connell, Jr.	135,150	135,150

———————

(1)

This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)

Does not include 800,000 restricted stock units granted to Mr. Eisenberg in connection with his employment agreement.  All of the equity granted to Mr. Eisenberg were cancelled.  See page 6.

Director Equity Awards

The following chart reflects the number of stock options we have awarded our current non-employee directors from the last two completed fiscal years (ended June 30, 2012 and 2013).

Name	Number of Options	Exercise Price per Share ($)	Expiration Date

Michael Becker (1)	35,000	0.56	January 3, 2022
Michael Becker (2)	55,000	0.91	July 1, 2022
Michael Becker (1)	5,000	0.36	December 6, 2022
Michael Becker (3)	125,000	0.99	March 11, 2023

Leonard Mass (2)	60,000	1.75	July 1, 2021
Leonard Mass (2)	60,000	0.91	July 1, 2022
Leonard Mass (3)	125,000	0.99	March 11, 2023

Phil O’Connell (2)	60,000	1.75	July 1, 2021
Phil O’Connell (2)	60,000	0.91	July 1, 2022
Phil O’Connell (3)	125,000	0.99	March 11, 2023

———————

(1)

Automatic grant under the Plan in connection with the director’s appointment as a director or a committee member.

(2)

Automatic annual grant under the Plan for service on the Board.

(3)

Vests in three equal increments on March 11, 2014, 2015 and 2016, subject to continued service as a director on each applicable vesting date.

On September 21, 2012, Phil O’Connell was granted 350,000 five-year warrants exercisable at $0.63 per share.

On July 28, 2013, Mr. O’Connell was granted 50,000 fully-vested ten year options exercisable at $1.30 per share. On September 17, 2013, Mr. Leonard Mass was granted 15,000 fully-vested ten year options exercisable at $1.01 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of October 24, 2013 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our named executive officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Michael Cordani (2)	1,629,888	4.5%
Common Stock	Michael Hull (3)	314,833	*
Common Stock	Peter Cordani (4)	2,055,011	5.7%
Common Stock	Michael Becker (5)	68,333	*
Common Stock	Leonard Mass (6)	327,071	*
Common Stock	Phil O’Connell, Jr. (7)	1,759,898	4.9%
Common Stock	Neil Reger (8)	1,411,772	4.0%
Common Stock	All directors and executive officers as a group (8 persons) (9)	25,842,646	55.4%

5% Shareholder:
Common Stock	Michael Reger (10)	18,275,840	42.8%

———————

* Less than 1%.

(1)

Applicable percentages are based on 35,075,583 shares outstanding as of October 24, 2013, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that will vest and become exercisable within 60 days.

(2)

Michael Cordani: Mr. Cordani is Chairman of the Board and Chief Executive Officer.  Shares are held with Mr. Cordani’s wife as tenants by the entirety. Includes 1,017,667 shares of common stock issuable upon exercise of vested options. Also includes 15,000 shares of common stock held by an adult child of Mr. Cordani. Mr. Cordani disclaims beneficial ownership of these securities and this disclosure shall not be deemed an admission that he is the beneficial owner of either the securities held in the trust or shares held by his children.

As of October 21, 2013, GelTech’s common stock price was $1.10. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Cordani have an exercise price of $0.45, the table above includes 130,000 shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(3)

Hull: Mr. Hull is the Chief Financial Officer. Includes 183,333 shares issuable upon the exercise of vested options.

As of October 21, 2013, GelTech’s common stock price was $1.10. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Hull have an exercise price of $0.45, the table above includes 130,000 shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(4)

Peter Cordani: Mr. Peter Cordani is a director, President and Chief Technology Officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani. It owns 651,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,001,675 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech.

As of October 21, 2013, GelTech’s common stock price was $1.10. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Cordani have an exercise price of $0.45, the table above includes 130,000 shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(5)

Becker: Mr. Becker is a director. Includes 36,667 shares issuable upon the exercise of vested options.

(6)

Mass: Mr. Mass is a director. Includes 263,333 shares issuable upon the exercise of vested options.

(7)

O’Connell: Mr. O’Connell is a director. Includes 350,000 shares issuable upon the exercise of warrants and 345,000 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 915,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 23,750 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(8)

Neil Reger: Mr. Reger is a director.  Includes: (i) 542,307 shares of common stock and 200,000 shares issuable upon the exercise of warrants directly held by Mr. Reger and (ii) 469,465 shares of common stock and 200,000 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(9)

Total D&O: Includes securities beneficially owned by Michael Reger, our Chief Operating Officer.

(10)

Reger: These shares all also included in the “All directors and executive officers as a group” beneficial ownership amount. See Note 9 above. Includes 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Also includes 6,707,094 shares issuable upon the conversion of convertible notes and 912,500 shares issuable upon the exercise of warrants. Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of June 30, 2013.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -		N/A

Equity compensation plans not approved by security holders (1)(2)	8,097,840	$0.83	6,902,160

———————

(1) Includes options, SARs and shares of common stock issued under the Plan.

(2) Includes 6,760,840 stock options and SARs issued to directors and executive officers.

Equity Compensation Plan Information

In March 2007, we established the Plan. Initially, we were authorized to issue up to 1,500,000 stock rights. In September 2008, our Board increased the Plan by adding an additional 2,000,000 stock rights. In June 2012, our Board increased the Plan to 4,500,000 stock rights.  In June 2013, our Board increased the Plan to 15,000,000 stock rights.  As of October 21, 2013, there were 5,127,160 stock rights available for issuance under the Plan.

Administration

The Plan is administered by our Board delegated by the Board, or by our Committee, which collectively we refer to as the “Administrator.”  The Board may delegate these the powers to grant stock rights to officers of GelTech to the extent permitted by law.

Eligibility

Awards granted under the Plan may be restricted stock, restricted stock units, options and SARs which are awarded to employees, consultants, officers, directors and director advisors, who, in the opinion of the Administrator, have contributed, or are expected to contribute, materially to our success. In addition, incentive stock options (“ISOs”) as defined in the Internal Revenue Code of 1986 (the “Code”), may be granted to individuals who are officers or other employees and contribute to our success.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Administrator, in its sole discretion.

Automatic Grants

Under the Plan, all of our directors who are not employees or 10% shareholders and all director advisors automatically receive an initial and annual grant of stock options with the number of shares based upon the closing price on the day before grant.   This automatic grant was placed in the Plan to provide a mechanism for compensating our directors and avoid any appearance of impropriety each time compensation is awarded.

Initial Grants		Annual Grants
Chairman of the Board	50,000 options	Chairman of the Board	70,000 options
Director	30,000 options	Director	100,000 options
Chair of a Committee	10,000 options	Chair of a Committee	20,000 options
Member of a Committee	5,000 options	Member of a Committee	10,000 options

The initial grants vest over a three-year period each 12 months following the date of grant, subject to service with GelTech in the capacity in which the grant was received on each applicable vesting date. The annual grants vest on June 30th of the following year, subject to service with GelTech in the capacity in which the grant was received.  The automatic grants have an exercise period of 10 years.

New Plan Benefits

Because future grants of awards under the Plan are subject to the discretion of the Board and the Committee, the future awards that may be granted to participants cannot be determined at this time.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to Michael and Peter Cordani, the following related parties are employed at GelTech:

●

Michael Cordani’s wife as a bookkeeper at $1,200 per week,

●

Michael and Peter Cordani’s father is employed as a researcher at $2,123 per week, and

●

Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

Mr. Michael Reger, son of Neil Reger, a director, is employed as Chief Operating Officer.  To date, Mr. Reger has been paid no compensation for his employment with GelTech.

From August 2008 through May 2009, GelTech and Mr. Michael Reger, GelTech’s principal shareholder (and now its Chief Operating Officer), entered into a number of transactions relating to Michael Reger lending GelTech money under a revolving line of credit. On February 18, 2011, GelTech and Michael Reger renegotiated their line of credit and reduced the principal on the line of credit by $1 million. Michael Reger agreed to accept 892,857 shares of GelTech’s common stock in consideration for cancelling $1 million of the $2,497,483 line of credit, which was due in May 2011. The remaining $1,497,483 owed under the line of credit was converted into a five-year note which was convertible at $1.12 per share bearing 5% interest per year, or the “2011 Note.” In connection with the loan cancellation, GelTech issued Michael Reger 1,000,000 five-year warrants exercisable at $1.25 per share and 300,000 five-year warrants exercisable at $1.75 per share.

On March 29, 2012, Michael Reger was issued a $332,996 six-month convertible note, or the “March 2012 Note.” The March 2012 Note was issued in consideration for Michael Reger lending GelTech $250,000 as a new investment and $74,874, which was the interest owed as of February 18, 2012 on the 2011 Note.  The March 2012 Note was an original issue discount note with interest of 5% per annum convertible into GelTech’s common stock at $0.50 per share. On September 28, 2012, Michael Reger converted the March 2012 Note.  Additionally, in connection with GelTech’s offer of a reduced exercise price to all outstanding warrant holders who exercised as of a certain date. Mr. Michael Reger exercised all of his warrants at $0.50 per share.   In December 2012, Michael Reger lent GelTech $250,000 and was issued a $275,000 one-year 10% original issue discount note convertible at $0.35 per share, or the “December 2012 Note.”

On February 1, 2013, Michael Reger lent GelTech $250,000.  In connection with this loan, GelTech consolidated all of the outstanding notes held by Michael Reger and issued him a $1,997,483 note convertible at $0.35 per share due December 31, 2016, or the “2013 Note.”  Michael Reger cancelled the 2011 Note and the December 2012 Note.  The 2013 Note bears an annual interest rate of 7.5% with interest to be paid annually in cash or common stock at $0.35 per share at Michael Reger’s option.  Also on February 1, 2013, GelTech issued Michael Reger 210,226 shares of common stock in lieu of a cash payment for $73,579 of interest owed under the 2011 Note and the December 2012 Note.

Jerome Eisenberg, a former director and Executive Chairman, is an officer of TFISA a company that was specifically formed to distribute FireIce® and SkinArmor™.TFSIA and GelTech entered into an agreement in July 2009, prior to Mr. Eisenberg becoming a director.  For the term of the Agreement, TFISA had exclusive rights to distribute:

●

FireIce® to governmental agencies worldwide including the U.S. excluding (i) any municipal, state owned or volunteer fire-fighting company or any state fire-fighting instrumentality in the U.S. and (ii) sales of FireIce® Products to the Forest Service.

●

SkinArmor™ worldwide; and

●

Eductors to apply FireIce® together with FireIce® Truck to all of Europe and various other countries throughout the world.

As of the filing date of this 10-K/A, no sales have been made by TFISA. Furthermore, TFISA has not purchased any products from GelTech. In March 2013, GelTech gave TFSIA 180 days’ notice to terminate the Agreement subject to GelTech’s rights under the Agreement. TFSIA's counsel has notified GelTech that it will sue for damages. GelTech's position is that there is no liability and there are no damages since TFSIA never generated any sales over four years as an exclusive sales agent.

On December 20, 2011, Michael Cordani, our Chief Executive Officer and a director, and Joe Ingarra, our former President and director lent GelTech $10,000 and $29,380, respectively. In connection with these loans, GelTech issued Messrs. Cordani and Ingarra promissory notes payable on demand. We have repaid all of these loans.

On December 21, 2011, Michael Hull, our Chief Financial Officer, lent GelTech $50,000 and was issued a 60-day promissory note. In connection with the loan, GelTech re-priced 150,000 of Mr. Hull’s options from $1.95 to $0.60. GelTech has repaid this note. Additionally, on December 21, 2011, GelTech issued 441,177 shares of common stock to Phil O’Connell, a director of GelTech, in exchange for exercising warrants and as settlement of an outstanding claim for loans (totaling approximately $304,000) made by the director to GelTech’s predecessor.

On March 9, 2012, Mr. Eisenberg lent GelTech $75,000 and was issued a $76,875 six month original issue discount note with an effective annual interest rate of 5%. The note is convertible into GelTech’s common stock $0.50 per share. In September 2012, Mr. Eisenberg exchanged his note for a one year convertible original issue discount note in the amount of $86,100 convertible at $0.50 per share.  In September 2013, GelTech pre-paid Mr. Eisenberg’s note.

In connection with Mr. Ingarra’s resignation, GelTech agreed to pay Mr. Ingarra 12 months of severance at the same rate as his current base salary, or $150,000 (plus COBRA reimbursement) payable in accordance with GelTech’s standard payroll practices with the first 10 months paid each month and the last four months paid once a month (in one-half of the monthly rate installments).  The severance was in lieu of the approximately 45 months due under his Employment Agreement under certain circumstances.  Additionally, GelTech granted Mr. Ingarra 112,500 fully-vested stock options exercisable at $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns.  All other stock options and stock appreciation rights, or SARs, previously granted to Mr. Ingarra have been cancelled.

In February 2013, GelTech sold 482,758 shares of common stock and received $280,000 from Michael Cordani, our Chief Executive Officer and Peter Cordani, our President and Chief Technology Officer.  Additionally, Michael Reger purchased 1,285,714 shares of common stock for $450,000.  In June 2013, GelTech sold 250,000 shares of common stock and 125,000 warrants exercisable at $1.25 per share and received $200,000 from Michael Reger.  In July 2013, Michael Reger lent GelTech $1,000,000.  In connection with this loan, GelTech issued Michael Reger a $1,000,000 note convertible at $1.00 per share due July 11, 2018 and 500,000 five-year warrants exercisable at a $1.30 per share.  The note bears an annual interest rate of 7.5%.  In October 2013, Michael Reger purchased 200,000 shares of common stock and 100,000 five-year warrants exercisable at $1.00 per share for $150,000. Also in October 2013, Mr. Neil Reger, a director, and his wife each purchased 200,000 shares of common stock and 100,000 five-year warrants exercisable at $1.00 per share for $150,000.

Item 14. Principal Accountants Fees and Services.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee.  The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended June 30, 2013 and 2012.

	Fiscal 2013 ($)	Fiscal 2012 ($)

Audit Fees (1)	70,400	70,000
Audit Related Fees (2)	7,600	5,500
Tax Fees	0	0
All Other Fees	0	0
Total	78,000	75,500

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.  In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements.
(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or notes included herein.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	2007 Equity Incentive Plan, As Amended				Filed
10.2	Form of Executive Employment Agreement *	10-Q	2/11/13	10.4
10.3	Jerome Eisenberg Employment Agreement*	10-Q	2/11/13	10.5
10.4	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.5	Jerome Eisenberg Restricted Stock Unit Agreement*	10-Q	2/11/13	10.6
10.6	Credit Enhancement and Financing Security Agreement dated May 29, 2009	10-K	9/28/09	10.1
10.7	Revolving Line of Credit Agreement dated May 29, 2009	10-K	9/28/09	10.2
10.8	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.9	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.10	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.11	Reger Note dated February 18, 2011	10-Q	5/13/11	10.11
10.12	Reger Stock Purchase Agreement dated February 18, 2011	10-K	9/28/11	10.15
10.13	Reger Note dated March 29, 2012	10-K	9/28/12	10.12
10.14	Reger Note dated December 27, 2012	10-Q	2/11/13	10.2
10.15	Reger Note dated February 1, 2013	10-Q	2/11/13	10.3
10.16	Reger Stock Purchase Agreement dated May 2, 2013	10-K	9/27/13	10.16
10.17	Reger Warrant dated May 2, 2013	10-K	9/27/13	10.17
10.18	Reger Warrant dated May 31, 2013	10-K	9/27/13	10.18
10.19	Reger Convertible Note dated July 11, 2013	S-1A	8/5/13	10.30
10.20	Reger Warrant dated July 11, 2013	10-K	9/27/13	10.20
10.21	Lincoln Park Purchase Agreement dated September 1, 2010	8-K	9/7/10	10.1
10.22	Lincoln Park Registration Rights Agreement dated September 1, 2010	8-K	9/7/10	10.2
10.23	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.24	Lincoln Park Purchase Agreement dated January 4, 2012	8-K	1/6/12	10.1

10.25	Lincoln Park Registration Rights Agreement dated January 4, 2012	8-K	1/6/12	10.2
10.26	Lincoln Park Termination Agreement dated January 3, 2012	8-K	1/6/12	10.3
10.27	Hull Promissory Note	S-1	1/6/12	10.21
10.28	TFISA Distribution Agreement**	10-Q	2/14/12	10.2
10.29	Amendment No.1 to the TFISA Distribution Agreement**	10-Q	2/14/12	10.3
10.30	Eisenberg Promissory Note	S-1/A	3/13/12	10.24
10.31	Form of Convertible Note – Private Placement	10-Q	5/11/12	10.1
10.32	Ingarra Termination and Release Agreement	10-Q	5/13/13	10.4
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/12	21.1
23.1	Consent of Salberg & Company, P.A.	10-K	9/27/13	23.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
101 INS	XBRL Instance Document	10-K	9/27/13	101***
101 SCH	XBRL Taxonomy Extension Schema	10-K	9/27/13	101***
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	9/27/13	101***
101 LAB	XBRL Taxonomy Extension Label Linkbase	10-K	9/27/13	101***
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	9/27/13	101***
101 DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	9/27/13	101***

———————

*

Management compensatory agreement.

**

Filed pursuant to a confidential treatment request. Portions of the exhibit have been omitted pursuant to the request for confidential treatment.

***

Exhibit 101 to the Annual Report on Form 10-K filed on September 27, 2013 are the Company’s financial statements for the fiscal year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections.

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

Date October 25, 2013

GelTech Solutions, Inc.

By:	/s/ PETER CORDANI
Peter Cordani President (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	October 25, 2013
Michael Hull

Director
Michael Cordani

/s/ PETER CORDANI	Director	October 25, 2013
Peter Cordani

/s/ MICHAEL BECKER	Director	October 25, 2013
Michael Becker

/s/ LEONARD MASS	Director	October 25, 2013
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	October 25, 2013
Phil O’Connell, Jr.

/s/ NEIL REGER	Director	October 25, 2013
Neil Reger