Form 10-Q
period 2013-09-30
GelTech Solutions, Inc.
filed 2013-11-14
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at November 12, 2013
Common Stock, $0.001 par value per share	35,075,583 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2013	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$57,121	$90,275
Accounts receivable trade, net	476,845	37,277
Inventories	739,649	588,703
Prepaid expenses and other current assets	60,717	66,756
Total current assets	1,334,332	783,011

Furniture, fixtures and equipment, net	188,224	158,184
Deposits	26,886	26,886

	$1,549,442	$968,081
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$497,287	$265,122
Accrued expenses	235,499	176,734
Litigation accrual	505,000	505,000
Accrual for severance agreement	59,826	102,056
Convertible notes - related parties, net of discount	—	79,261
Convertible notes - third parties, net of discount	—	192,163
Insurance premium finance contract	12,084	11,796
Deferred revenue	7,019	7,019
Total current liabilities	1,316,715	1,339,151
Convertible notes - related party, net of discounts	2,022,632	1,899,316
Total liabilities	3,339,347	3,238,467

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 34,120,871 and 33,084,671 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively.	34,121	33,084
Additional paid in capital	28,108,869	25,718,163
Accumulated deficit	(29,932,895)	(28,021,633)
Total stockholders' equity (deficit)	(1,789,905)	(2,270,386)

Total liabilities and stockholders' equity (deficit)	$1,549,442	$968,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012

Sales	$530,812	$84,540

Cost of goods sold	227,733	36,079

Gross profit	303,079	48,461

Operating expenses:
Selling, general and administrative expenses	2,032,044	1,549,572
Research and development	87,168	17,308

Total operating expenses	2,119,212	1,566,880

Loss from operations	(1,816,133)	(1,518,419)

Other income (expense)
Interest income	243	51
Other income	17,000	—
Loss on repricing warrants	—	(70,491)
Interest expense	(112,372)	(216,828)
Total other income (expense)	(95,129)	(287,268)

Net loss	$(1,911,262)	$(1,805,687)

Net loss per common share - basic and diluted	$(0.06)	$(0.07)

Weighted average shares outstanding - basic and diluted	33,579,683	25,896,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,911,262)	$(1,805,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,425	12,754
Amortization of debt discounts	49,624	196,797
Bad debt expense	5,801	—
Stock option employee compensation expense	593,073	665,410
Cost of repricing warrants to induce exercise	—	70,491
Stock issued for interest	4,440	—
Changes in assets and liabilities:
Accounts receivable	(445,369)	24,537
Inventories	(150,946)	(16,744)
Prepaid expenses and other current assets	22,379	7,427
Other assets	—	—
Accounts payable	232,165	(76,063)
Accrual for severance agreement	(42,230)	—
Accrued expenses	58,765	(22,113)
Net cash used in operating activities	(1,570,135)	(943,191)
Cash flows from Investing Activities
Purchases of equipment	(43,465)	(2,185)
Net cash (used in) investing activities	(43,465)	(2,185)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	175,000	128,000
Proceeds from sale of stock under stock purchase agreement	480,000	720,003
Proceeds from sale of stock and warrants	100,000	—
Proceeds from exercise of warrants	25,000	870,000
Proceeds from exercise of stock options	18,200	—
Repayments of convertible notes with related parties	(85,880)	—
Payments on related party notes	—	(33,339)
Proceeds from convertible notes with third parties	—	175,000
Repayments of convertible notes with third parties	(115,822)	—
Proceeds from convertible notes with related parties	1,000,000	—
Payments on Insurance Finance Contract	(16,052)	(10,638)
Net cash provided by financing activities	1,580,446	1,849,026

Net increase in cash and cash equivalents	(33,154)	903,650
Cash and cash equivalents - beginning	90,275	84,194
Cash and cash equivalents - ending	$57,121	$987,844

(continued)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$425	$296
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$16,340	$12,774
Beneficial conversion feature of convertible notes	$311,949	$166,709
Conversion of notes for common stock	$82,132	$332,996
Loan discount from issuance of warrants	$601,949	$—
Common stock issued for interest	$4,440	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in Weather Tech Innovations, Inc. and GelTech International, Inc.  These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 27, 2013.

Inventories

Inventories as of September 30, 2013 consisted of raw materials and finished goods in the amounts of $305,421 and $434,228, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of September 30, 2013 or June 30, 2013.

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

Products shipped from either our third-party fulfillment companies or our Jupiter, Florida or Irwindale, California locations are shipped FOB shipping point. Normal payment terms are net 30 or net 60 days depending on the arrangement we have with the customer. As such, revenue is recognized when product has been shipped from either the third-party fulfillment companies or from the Jupiter, Florida or Irwindale, California locations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended September 30, 2013 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At September 30, 2013, there were options to purchase 9,937,840 shares of the Company’s common stock, warrants to purchase 2,283,112 shares of the Company’s common stock and 6,707,094 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2013 to September 30, 2013 were estimated using the following assumptions:

Risk free interest rate	0..45% -2.61%
Expected term (in years)	2.5 - 6.5
Dividend yield	––
Volatility of common stock	91.6% - 91.91%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after September 30, 2013 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2013, the Company had an accumulated deficit and stockholders’ deficit of  $29,932,895 and $1,789,905, respectively, and incurred losses from operations of $1,816,133 for the three months ended September 30, 2013 and used cash from operations of $1,570,135 during the three months ended September 30, 2013.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

In January 2012, the Company signed a purchase agreement with Lincoln Park Capital Fund LLC which provided for the sale of up to an additional $4.9 million worth of common stock of the Company, in addition to the $100,000 purchased upon entering into the agreement. To date the Company has issued 2,913,997 shares of common stock in exchange for $1,990,003 under this agreement and has the ability to sell another $3.01 million under the agreement.

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

In December 2011, the Company received short term advances from its Chief Executive Officer, former President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. As of September 30, 2013, the Company has repaid all amounts due on these notes.

On March 9, 2012, the Company received $105,000 from third parties in exchange for nine month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes. In September 2012, the Company issued new one-year convertible original issue discount notes in the amount of $120,540, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old notes. This modification was not considered a debt extinguishment.  In accordance with ASC 470, the Company recognized a debt discount related to the change in fair value of the embedded conversion option in the amount of $35,138 which was amortized to interest expense over the life of the convertible notes.  In August 2013, the Company paid one note in the amount of $34,440 by issuing 8,880 shares of common stock and a payment of $30,000.  The remaining note in the amount of $86,100 was paid early by the payment of $85,822.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

On March 10, 2012, the Company received $75,000 from a director in exchange for a six month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 was amortized to interest expense over the life of the note. In September 2012, the Company issued a new one-year convertible original issue discount note in the amount of $86,100, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old note. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $24,971 which was amortized to interest expense over the life of the convertible note.  In September 2013, the Company repaid the note.

In August 2012, the Company received $75,000 in exchange for a six month convertible original issue discount note in the amount of $76,875 with an accredited investor. The note is convertible into common stock at $0.50 per share and bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share.  In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $1,875 and an original issue discount of $55,350 which will be amortized to interest expense over the life of the notes. In February 2013, the note holder was issued a new one year original issue discount note for $86,100 convertible at $0.35 per share. The Company recorded an original issue discount of $9,225 and a beneficial conversion feature discount of $4,920 in connection with the new note. In August 2013, the Company issued 234,663 shares of common stock in connection with the early conversion of this note.

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

In February 2013, the Company entered into a new convertible note agreement in the amount of $1,997,483, convertible into common stock at a conversion price of $0.35 per share, bearing interest at an annual rate of 7.5% and due on December 31, 2016. This note was issued in exchange for the 2011 Note and the 2012 Note and receipt of $250,000. In connection with the transaction, the Company issued 210,226 shares of common stock in exchange for accrued interest of $73,579 due on the 2011 and 2012 notes resulting in a loss on conversion of interest of $4,204. The exchange of cash and the 2011 and 2012 notes was recorded as a debt extinguishment which resulted in a loss on extinguishment of debt in the amount of $21,311 for the year ended June 30, 2013. Because this convertible debt  instrument contained an embedded beneficial conversion feature, and was extinguished before conversion, the amount of the reacquisition price to be allocated to the repurchased beneficial feature was measured using the intrinsic value of that conversion feature at the extinguishment date and was immaterial.  In connection with the new note agreement, the Company recorded a note discount in the amount of $114,142 related to the beneficial conversion feature of the note calculated using the intrinsic value, of which $25,839 has been amortized as of September  30, 2013.

In July 2013, the Company received $1 million from its Chief Operating Officer and principal stockholder in exchange for a five year, $1 million convertible note with a conversion rate of $1.00 per share and an annual interest of 7.5%, plus five year warrants to purchase 500,000 shares of the common stock at $1.30 per share.  The Company calculated the relative fair market value of the warrants to be $311,949 using the Black-Scholes model using a volatility of 91.46% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years (the term of the warrants) and a discount rate of 1.4%.  In addition, the Company calculated the intrinsic value of the beneficial conversion feature of the note to be $601,949.   During the three months ended September 30, 2013, the Company recognized interest expense from the amortization of the debt discounts related to this note in the amount of $27,349.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the three months ended September 30, 2013 were as follows:

During the three months ended September 30, 2013, the Company has issued 289,941 shares of common stock and five year warrants to purchase 29,412 shares of common stock at an exercise price of $1.25 per share in exchange for $275,000 in connection with private placements with five accredited investors.

In August and September 2013, the Company issued 462,716 shares of common stock in exchange for $480,000 in connection with the Purchase Agreement with Lincoln Park Capital.

In July, the Company issued 20,000 shares of common stock to a director in exchange for $18,200 in connection with the exercise of options at an exercise price of $0.91 per share.

In August, the Company issued 20,000 shares of common stock in exchange for $25,000 in connection with the exercise of warrants with an exercise price of $1.25 per share.

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2013 to September 30, 2013 was $593,073 for stock options granted to employees and directors.  This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At September 30, 2013, the total compensation cost for stock options not yet recognized was approximately $2,772,075.   This cost will be recognized over the remaining vesting term of the options of approximately three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

A summary of stock option transactions for all employee stock options for the three month periods ended September 30, 2013 and 2012 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	4,589,507	$1.04	5.95
Granted	935,000	$0.69	8.20
Exercised	—	$—	—
Forfeited	—	$—
Expired	—	$—	—
Outstanding at September 30, 2012	5,524,507	$1.02	5.65	$17,300
Exercisable at September 30, 2012	3,041,839	$0.98	5.10	$5,633

Weighted average fair value of options granted during the three months ended September 30, 2012.		$0.48

Balance at June 30, 2013	6,337,007	$0.75	8.25
Granted	1,425,000	$1.34	9.60
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—
Outstanding at September 30, 2013	7,762,007	$0.87	6.68	$2,615,329
Exercisable at September 30, 2013	3,689,258	$0.91	5.28	$1,070,034

Weighted average fair value of options granted during the three months ended September 30, 2013		$0.69

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2012 to September 30, 2012 and from June 30, 2013 to September 30, 2013 is as follows:

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

In July 2013, the Company issued ten year options to purchase 250,000 shares of common stock, each to its Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. The options have an exercise price of $1.30 per share and vest 50% upon the market value of the Company’s common stock trading at or greater than $2.00 per share for any 10 day period out of a 30 day trading period and the other 50% vesting upon the market value of the Company’s common stock trading at or greater than $3.00 per share for any 10 day period out of a 30 day trading period.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.62%. The value of these options was estimated by management in accordance with ASC 718, which requires an estimate of the probability that these market conditions will occur and for the resulting discounted value be expensed immediately. Accordingly management has expensed $63,180 to stock compensation expense.

In July 2013, the Company granted 100,000 options to a new employee in connection with his employment.  Of the options granted, 50,000 are exercisable at $1.25 per share and 50,000 are exercisable at $1.75 per share.  Both grants are for a five year term vest 25% immediately and 75% in equal amounts over three years.  The options were valued using the Black-Scholes model using a volatility of 91.61% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 4.0 years (using the simplified method) and a discount rate of 1.14%. The value of these options, $80,413 will be recognized as expense over the requisite service period.

In July 2013, the Company granted ten year options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.30 per share to the father of the Company’s CEO and CTO in recognition of his service. The options vest over a three year period. The Company valued the options at $25,272 using the Black-Scholes option pricing model using a volatility of 91.72%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 1.5 years, using the Simplified Method and a discount rate of 2.61%.

In July 2013, the Board of Directors approved a pool of 400,000 options to be granted to employees at the discretion of the executive management of the Company.  In September 2013, management granted 100,000 of these options to employees.  The options vested immediately, are exercisable for three years and have an exercise price of $1.30 per share, the market value of our common stock on the date of the grant.  The Company valued the options at $277,808 using the Black-Scholes option pricing model using a volatility of 91.72%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 1.5 years, using the Simplified Method and a discount rate of 0.45%.

In August 2013, the Company granted 150,000 stock settled Stock Appreciation Rights (SARS) to a new employee in connection with his employment.  The SARS are exercisable at 1.52 per share, are for a five year term and vest 50,000 immediately and the remaining options will vest 33,334 upon the Company reaching $3 million in sales in any twelve month period, 33,333 upon the Company reaching sales of $5 million in any twelve month period and 33,333 upon the Company reaching sales of $6 million in any twelve month period.  The SARS were valued using the Black-Scholes model using a volatility of 91.91% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 4.0 years (using the simplified method) and a discount rate of 1.97%. The value of these SARS, $176,413 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately two years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2012 to September 30, 2012 and from June 30, 2013 to September 30, 2013 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	857,500	$1.36	7.98
Granted	230,000	$0.91	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	1,087,500	$1.26	8.14	$2,800
Exercisable at September 30, 2012	725,999	$1.39	7.58	$467

Weighted average fair value of options granted during the three months ended September 30, 2012		$0.66

Balance at June 30, 2013	1,200,833	$1.16	8.04
Granted	435,000	$1.19	10.00
Exercised	(20,000)	$0.91	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2013	1,615,833	$1.12	8.31	$243,653
Exercisable at September 30, 2013	862,919	$1.24	7.22	$108,158

Weighted average fair value of options granted during the three months ended September 30, 2013		$0.74

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

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2013, the Company issued options to purchase 370,000 shares of common stock to directors. The options have an exercise price of $1.15 per share, vest on June 30, 2014¸ subject to continuing service as a director and bear a ten year term.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.52%. The value of these options will be recognized as expense over the requisite service period.

In July 2013, the Company issued ten year options to purchase 50,000 shares of common stock to a director. The options have an exercise price of $1.30 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.67%. The value of these options will be recognized as expense in the quarter ending September 30, 2013.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

In September 2013, the Company issued ten year options to purchase 15,000 shares of common stock to a director. The options have an exercise price of $1.01 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 91.6% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.0 years (using the simplified method) and a discount rate of 1.62%. The value of these options, $10,702, will be recognized as expense in the quarter ending September 30, 2013.

A summary of options issued to non-employees under the 2007 Plan and changes during the three month periods from June 30, 2012 to September 30, 2012 and from June 30, 2013 to September 30, 2013 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	(100,000)	$0.50
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	440,000	$1.14	2.02	$—
Exercisable at September 30, 2012	440,000	$1.14	2.02	$—

Weighted average fair value of options granted during the three months ended September 30, 2012		N/A

Balance at June 30, 2013	560,000	$1.22	5.96
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2013	560,000	$1.22	5.71	$9,450
Exercisable at September 30, 2013	285,000	$1.21	1.97	$700

Weighted average fair value of options granted during the three months ended September 30, 2013		N/A

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

A summary of warrants issued for settlements and changes during the periods July 1, 2012 to September 30, 2012 and from July 1, 2013 to September 30, 2013 is as follows:

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	344,058	$1.05	0.92
Granted	350,000	$0.60	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	694,058	$0.84	2.84
Exercisable at September 30, 2012	694,058	$0.84	2.84

Weighted average fair value of options granted during the three months ended September 30, 2012		$0.33

Balance at June 30, 2013	350,000	$0.60	4.22
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2013	350,000	$0.60	3.97
Exercisable at September 30, 2013	350,000	$0.60	3.97

Weighted average fair value of options granted during the three months ended September 30, 2013		N/A

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

A summary of warrants issued for cash and changes during the periods June 30, 2012 to September 30, 2012 and from June 30, 2013 to September 30, 2013 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	4,481,200	$1.46	2.46
Granted	50,000	$0.63	5.0
Exercised	(1,640,000)	$0.50	—
Exercise recission	—	$—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at September 30, 2012	2,891,200	$1.44	1.10
Exercisable at September 30, 2012	2,891,200	$1.44	1.10

Weighted average fair value of options granted during the three months ended September 30, 2012		$0.44

Balance at June 30, 2013	1,533,700	$1.25	2.06
Granted	529,412	$1.30	5.00
Exercised	(20,000)	$1.25	—
Forfeited	—	$—	—
Expired	(110,000)	$1.25	—
Outstanding at September 30, 2013	1,933,112	$1.27	2.75
Exercisable at September 30, 2013	1,933,112	$1.27	2.75

Weighted average fair value of options granted during the three months ended September 30, 2013		N/A

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

In July 2013, the Company issued five year warrants to purchase 29,412 shares of common stock at an exercise price of $1.30 per share in connection with a private placement with an accredited investor.

In July 2013, the Company issued five year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share to its principal stockholder in connection with a $1 .0 million convertible note agreement.

In August 2013, the Company issued 20,000 shares of common stock in exchange for $25,000 in connection with the exercise of warrants with an exercise price of $1.25 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011 and leases a facility in Brooklyn under a one year lease that began in February 2013.

Rent expense for the three months ended September 30, 2013 and 2012 was $37,179 and $30,826, respectively.

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

In January 2013, the court ruled on the Company’s post-trial motions in this litigation dismissing the $200,000 civil theft verdict (which was subject to triple damages) against the CEO and reducing the $841,000 breach of the consulting agreement award to $500,000. The Company then filed a motion seeking a new trial on damages. The Company received a favorable ruling on this motion and received a new trial on the damages. As a result of the reduction in the award for breach of the consulting agreement from $841,000 to $500,000 and the vacating of the award for civil theft which the Company had previously accrued $600,000, the Company recorded other income of $941,000 for the year ended June 30, 2013.  The Company expects the trial to determine damages to occur in early 2014.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

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

NOTE 6 - Related Party Transactions

In addition to the Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•

The CEO’s wife is a bookkeeper at $1,200 per week,

•

The CEO and CTO’s father is a researcher at $2,123 per week, and

•

The CEO and CTO’s mother is a receptionist at $600 per week.

The Company has employment arrangements with its executive officers which are described under Note 5.

The Company has entered into a series of credit facilities with its principal stockholder as more fully described in Note 3.

In September 2012 and July 2013, the Company granted options to purchase 70,000 shares and 25,000 shares, respectively, of the Company’s common stock to the father of the Company’s CEO and CTO as more fully described in Note 4.

In September 2012, the Company granted warrants to purchase 350,000 shares of the Company’s common stock to a director as more fully described in Note 4.

Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities. In connection with his separation, the Company agreed to pay the former President $150,000 plus COBRA payments over 14 months. In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. In addition, options and stock appreciation rights to purchase 2,125,000 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to him, were cancelled. The Company recognized a severance expense of $168,920 upon the signing of the agreement representing the total liability to the Company under the severance agreement. As of September 30, 2013, the remaining liability under the agreement amounted to $59,826.

In September 2013, the father of our principal stockholder was appointed to the board of directors.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2013.  As of September 30, 2013, there were no cash equivalent balances held in depository accounts that are not insured.

At September 30, 2013, one customer accounted for 93.2% of accounts receivable.

For the three months ended September 30, 2013 one customer accounted for approximately 85.9% of sales.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

During the three months ended September 30, 2013 all sales resulted from two products, FireIce® and Soil2O™ which made up 90.3% and 9.7%, respectively, of total sales.  Of the FireIce® sales, 90.7% related to the sale of EMFIDS, 6.1% related to the sale of FireIce products, 2.1% related to paid for research and 1.0%% related to sales of the FireIce Home Defense units.  Of the Soil2O™ sales, 0.8%% related to traditional sales of Soil2O ® and 99.2% related to sales of Soil2O Dust Control.

Three vendors accounted for 20.4% 14.4% and 13.6% of the Company’s approximately $390,000 of EMFIDS parts, raw material and packaging purchases during the three months ended September 30, 2013.

NOTE 8 - Subsequent Events

On October 1, 2013, the Company issued 200,000 shares of common stock plus five year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to its principal stockholder in exchange for $150,000.

In October 2013, the Company issued 114,712 shares of common stock in exchange for $90,000 in connection with the Purchase Agreement with Lincoln Park Capital.

On October 11, 2013, the Company issued 400,000 shares of common stock and five year warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share to a director in exchange for $300,000.  The director is the father of our principal stockholder.

In October 2013, the Company issued 240,000 shares of common stock and five year options to purchase 120,000 shares of common stock at an exercise price of $1.00 per share in exchange for $180,000 in a private placement with three accredited investors.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

Sales

For the three months ended September 30, 2013, we had sales of $530,812 as compared to $84,540 for the three months ended September 30, 2012, an increase of $446,272 or 527.8%.  Sales of product during the three months ended September 30, 2013 consisted of $51,396 for Soil2O® and $479,416 for FireIce® and related products.  The Soil2O™ sales consisted of traditional Soil2O™ applications.  FireIce® sales consisted of $425,000 related to the sale of EMFIDS units, $29,423 related to product sales and $4,993 related to sales of HDU units.  We expect that our revenues will increase to the extent we are successful in obtaining orders for our new EMFIDS units.

Cost of Goods Sold

Cost of goods sold was $227,733 for the three months ended September 30, 2013 as compared to a cost of goods sold of $36,079 for the three months ended September 30, 2012.  The increase was the direct result of the increase in sales.  Cost of sales as a percentage of sales was 42.9% for the three months ended September 30, 2013 as compared to 42.62% for the three months ended September 30, 2012.  The slightly higher cost of sales percentage in fiscal 2014 relates to the sales mix and an increase in raw material costs.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $2,032,044 for the three months ended September 30, 2013 as compared to $1,549,572 for the three months ended September 30, 2012. The increase in fiscal 2014 expenses resulted primarily from (1) an increase in salaries and employee benefits of $278,133 resulting from the addition of two management personnel and three sales personnel and personnel costs supporting the Con Edison manhole fire program at our facility in Brooklyn; (2) an increase in professional fees of $200,082 relating to the cost of litigations, increased patent attorney fees resulting from the development of the EMFIDS and other R & D projects; (3) an increase in sales and marketing of $53,344 as a result of our participation in trade shows related to the utility market and development and printing of the marketing materials to present to the utility  industry and (4) an increase in facility costs of $18,787 related to the rent an related costs of our new facility in Brooklyn.  These increases were partially offset by a decrease of $72,337 of non-cash compensation relating to options and stock appreciation rights granted to employees, executive management and directors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

R&D expenses were $87,168 for the three months ended September 30, 2013 as compared to $17,308 for the three months ended September 30, 2012. The expenses for the three months ended September 30, 2013 related to research of potential product delivery system enhancements for FireIce®, including EMFIDS and testing of new processes for the application of our Soil2O® "Dust Control" product.

Loss from Operations

Loss from operations was $1,816,133 for the three months ended September 30, 2013 as compared to $1,518,419 for the three months ended September 30, 2012. The increased loss resulted from the higher operating expenses which were only partially offset by the increase in sales.

Cost of Repricing of Warrants to Induce Exercise

The Company recorded a cost of repricing warrants of $70,491for the three months ended September 30, 2012 related to the reduction of the exercise price of warrants to purchase 1,740,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.

Interest Expense

Interest expense was $112,372 for the three months ended September 30, 2013 as compared to $216,828 for the three months ended September 30, 2012. The higher expense during the three months ended September 30, 2012 resulted from the amortization of the debt discounts related to the short term convertible notes. Amortization of these discounts was $196,797 for the three months ended September 30, 2012.

Net Loss

Net loss was $1,911,262 for the three months ended September 30, 2013 as compared to $1,805,687 for the three months ended September 30, 2012. The higher net loss resulted from the higher operating expenses which was only partially offset by the higher gross profit resulting from the increase in sales and the lower other expense resulting from the lower interest expense and the absence of the cost of repricing warrants as described above.  Net loss per common share was $0.06 for the three months ended September 30, 2013 as compared to $0.07 for the three months ended September 30, 2012. The weighted average number of shares outstanding for the three months ended September 30, 2013 and 2012 were 33,579,683 and 25,896,566, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2013, the Company used net cash of $1,570,135 in operating activities as compared to net cash used in operating activities of $943,191 for the three months ended September 30, 2012.  Net cash used during the three months ended September 30, 2013 resulted primarily from the net loss of $1,911,262, an increase in accounts receivable  of $445,369 and inventories of $150,946 and the payments on the accrual for severance agreement for our former president which were partially offset by non-cash stock based compensation of $593,073, non-cash amortization of debt discounts of $49,624, depreciation of $13,425 and increase in accounts payable and accrued expenses of $232,165 and $58,765, respectively. Net cash used during the three months ended September 30, 2012 resulted primarily from the net loss of $1,805,687, a decrease in accounts payable and accrued liabilities of $98,176 and an increase in inventory of $16,744 which were partially offset by non-cash stock based compensation of $665,410, non-cash amortization of debt discounts of $196,797, depreciation of $12,754, a loss on repricing of warrants of $70,491 and a decrease in accounts receivable of $24,537

Cash flows used in investing activities for the three months ended September 30, 2013 amounted to $43,465 and related to purchases of office equipment, computer peripherals and a vehicle to support sales to the utility market.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cash flows from financing activities for the three months ended September 30, 2013 were $1,580,446 as compared to $1,849,026 for the three months ended September 30, 2012. During the three months ended September 30, 2013, the Company received $1,000,000 from its principal investor in exchange for a note convertible at $0.75 per share and warrants to purchase 500,000 shares at an exercise price of $1.00 per share in a private placement, received $18,200 from the exercise of options to purchase 20,000 shares of common stock at an exercise price of $0.91 per share, $175,000 from our accredited investors in exchange for 172,294 shares of common stock in connection with private placements, $480,000 in exchange for 462,716 shares of common stock in connection with the stock purchase agreement LPC and $100,000 in exchange for the issuance of 117,647 shares of common stock and five year warrants to purchase 29,412 shares of common stock at an exercise price of $1.25 per share in connection with a private placement with an accredited investor and received $25,000 in connection with the exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 per share.  The amounts received were used to make repayments on convertible notes payable to related parties of $85,880, to make payments of $115,822 on convertible notes with third parties and to make payments on insurance premium finance contracts of $16,052.   During the three months ended September 30, 2012, the Company received $870,000 from the exercise of options to purchase 1,740,000 shares of common stock at an exercise price of $0.50 per share, $128,000 from two accredited investors in exchange for 156,000 shares of common stock in connection with a private placement, $720,003 in exchange for 1,083,889 shares of common stock in connection with the stock purchase agreement with LPC and $175,000 in exchange for six-month convertible notes with two accredited investors.  The amounts received were used to make repayments on notes payable to related parties of $33,339 and to make payments on insurance premium finance contracts of $10,638.

Historical Financings

Since July 1, 2013, GelTech has raised $905,000 from the sale of common stock in connection with private placements with eight accredited investors including Michael Reger, our principal stockholder and Chief Operating Officer, and Neil Reger, a director. In consideration for their investments, GelTech issued 1,129,941 shares of common stock at prices ranging from $0.75 to $1.32 per share and 349,512 warrants with exercise prices ranging from $1.00 to $1.30 per share.

As previously disclosed, in January 2012, the Company signed a $5 million Purchase Agreement with LPC and filed registration statement related to the transaction covering the shares that may be issued to LPC under the Purchase Agreement. Provided that the registration statement is effective, GelTech has the right, in its sole discretion, through July 4, 2014 to sell shares of common stock to Lincoln Park in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to $4.9 million.  As of the date of this report, GelTech may sell up to $30,000 per sale.  To date, GelTech has issued 2,913,997 shares of common stock in exchange for $1,990,003 under the Purchase Agreement.   Since July 1, 2013, GelTech has issued 1,676,766 shares of common stock in exchange for $1,200,002 under the Purchase Agreement and has the ability to sell another $3.0 million under the Purchase Agreement.  The price at which we may sell shares to Lincoln Park is subject to a floor of $0.35 per share.

Liquidity and Capital Resource Considerations

As of November 12, 2013, we had $343,000 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing equipment and support vehicles in the future, depending on demand.

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

The Company believes the LPC Purchase Agreement will provide the Company with a sufficient amount of working capital for the next 12 months; however the Company believes that it has access to capital from private sources to be able to maintain operations until such time as it can generate sufficient revenues to support operations.  Ultimately, if GelTech is unable to generate substantial cash flows from sales of its products, complete financings or sales to LPC, it may not be able to remain operational.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements and expected increase in sales of our products. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments and an adverse result in the pending litigation.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Further information on our risk factors is contained in our filings with the SEC, including the Prospectus dated November 5, 2013.  Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. There were no material changes during the period covered by this report to any pending legal proceedings previously reported.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investors (1)	July 11, 2013 to August 13, 2013	172,294 shares of common stock	Purchase of shares at prices from $0.85 to $1.32 per share by four investors
Investor (1)	July 5, 2013	117,647 shares of common stock and 29,412 five-year warrants at an exercise price of $1.30 per share	Purchase of shares and warrants by one investor
Note Holder (2)	August 15, 2013	8,880 shares of common stock	Conversion of interest only on a convertible note at $0.50 per share
Note Holder (2)	August 27, 2013	234,663 shares of common stock	Conversion of a convertible note at $0.35 per share
Warrant Holder (1)	August 30, 2013	20,000 shares of common stock	Exercise of warrants at $1.25 per share by one investor

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

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

GELTECH SOLUTIONS, INC.

November 14, 2013	/s/ Peter Cordani
Peter Cordani
President (Principal Executive Officer)

November 14, 2013	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.5	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan				Filed
10.2	Form of Subscription Agreement				Filed
10.3	Form of Warrant				Filed
10.4	Form of Executive Option Agreement – July 28, 2013				Filed
10.5	Form of Director Option Agreement – July 1, 2013				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Darlene Cordani.