Form 10-Q
period 2013-12-31
GelTech Solutions, Inc.
filed 2014-02-12
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at February 11, 2014
Common Stock, $0.001 par value per share	37,413,095 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December31,	As of June 30,
	2013	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$141,108	$90,275
Accounts receivable trade, net	25,022	37,277
Inventories	863,144	588,703
Prepaid expenses and other current assets	146,886	66,756
Total current assets	1,176,160	783,011

Furniture, fixtures and equipment, net	189,165	158,184
Deposits	26,886	26,886

Total assets	$1,392,211	$968,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$234,486	$265,122
Accrued expenses	301,376	176,734
Litigation accrual	505,000	505,000
Accrual for severance agreement	17,596	102,056
Convertible notes - related parties, net of discount	—	79,261
Convertible notes - third parties, net of discount	—	192,163
Insurance premium finance contract	65,268	11,796
Deferred revenue	57,019	7,019
Total current liabilities	1,180,745	1,339,151
Convertible notes - related party, net of discounts	2,091,779	1,899,316
Total liabilities	3,272,524	3,238,467

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 35,996,039 and 33,084,671 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively.	35,996	33,084
Additional paid in capital	30,069,571	25,718,163
Accumulated deficit	(31,985,880)	(28,021,633)
Total stockholders' equity (deficit)	(1,880,313)	(2,270,386)

Total liabilities and stockholders' equity (deficit)	$1,392,211	$968,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012

Sales	$65,034	$37,453	$595,846	$121,903
Cost of goods sold	34,340	13,499	262,073	49,578
Gross profit	30,694	23,954	333,773	72,325

Operating expenses:
Selling, general and administrative expenses	1,894,228	1,526,616	3,926,272	3,076,098
Research and development	50,663	6,423	137,831	23,731

Total operating expenses	1,944,891	1,533,039	4,064,103	3,099,829

Loss from operations	(1,914,197)	(1,509,085)	(3,730,330)	(3,027,504)

Other income (expense)
Loss on settlement	(11,413)	—	(11,413)	—
Other income	—	200,000	17,000	200,000
Interest income	17	514	260	565
Loss on repricing warrants	—	—	—	(70,491)
Interest expense	(127,392)	(97,226)	(239,764)	(314,054)
Total other income (expense)	(138,788)	103,288	(233,917)	(183,980)

Net loss	$(2,052,985)	$(1,405,797)	$(3,964,247)	$(3,211,484)

Net loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.12)

Weighted average shares outstanding - basic and diluted	35,147,692	28,877,700	34,358,586	27,387,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,964,247)	$(3,211,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,112	25,346
Allowance for bad debt	5,801	—
Amortization of debt discounts	118,771	274,426
Vesting of restricted stock units	—	90,000
Stock option employee compensation expense	1,235,650	990,559
Cost of repricing warrants to induce exercise	—	70,491
Loss on stock issued for interest	4,440	—
Payment by insurance company of prior period accrued litigation expense	—	(200,000)
Changes in assets and liabilities:
Accounts receivable	6,454	11,444
Inventories	(274,441)	(29,665)
Prepaid expenses and other current assets	12,716	21,603
Accounts payable	(30,636)	(32,669)
Deferred revenue	50,000	—
Accrued expenses	124,642	(4,542)
Accrual for termination and release agreement	(84,460)	—
Net cash used in operating activities	(2,769,198)	(1,994,491)

Cash flows from Investing Activities
Purchases of equipment	(57,093)	(3,285)
Net cash (used in) investing activities	(57,093)	(3,285)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	775,000	128,000
Proceeds from the sale of stock and warrants through private placements	730,000	—
Proceeds from sale of stock under stock purchase agreement	570,000	810,003
Proceeds from exercise of warrants	25,000	910,000
Proceeds from exercise of stock options	18,200	—
Payments on related party notes	—	(59,839)
Proceeds from convertible notes with third parties	—	175,000
Proceeds from convertible notes with related parties	1,000,000	250,000
Repayment on convertible notes with third parties	(115,822)	—
Repayments on convertible notes with related parties	(85,880)	—
Payments on Insurance Finance Contract	(39,374)	(19,033)
Net cash provided by financing activities	2,877,124	2,194,131

Net increase in cash and cash equivalents	50,833	196,355
Cash and cash equivalents - beginning	90,275	84,194
Cash and cash equivalents - ending	$141,108	$280,549

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended December 31,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,219	$296
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$92,846	$47,471
Beneficial conversion feature of convertible notes	$311,949	$190,280
Loan discount from warrants	$601,949	$—
Stock issued for interest	$4,440	$—
Conversion of notes for common stock	$82,132	$332,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

Inventories

Inventories as of December 31, 2013 consisted of raw materials and finished goods in the amounts of $390,337 and $472,807, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2013 or June 30, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the six months ended December 31, 2013 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At December 31, 2013, there were options to purchase 9,808,340 shares of the Company’s common stock, warrants to purchase 2,488,112 shares of the Company’s common stock and 6,707,094 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2013 to December 31, 2013 were estimated using the following assumptions:

Risk free interest rate	0.45% - 2.61%
Expected term (in years)	2.5 - 6.5
Dividend yield	––
Volatility of common stock	90.96% - 91.94%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after December 31, 2013 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of December 31, 2013, the Company had a working capital deficit, an accumulated deficit and stockholders’ deficit of $4,585, $31,985,880 and $1,880,313, respectively, and incurred losses from operations of $3,730,330 for the six months ended December 31, 2013 and used cash from operations of $2,769,198 during the six months ended December 31, 2013.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

In December 2011, the Company received short term advances from its Chief Executive Officer, former President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. As of December 31, 2013, the Company has repaid all amounts due on these notes.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

In February 2013, the Company entered into a new convertible note agreement in the amount of $1,997,483, convertible into common stock at a conversion price of $0.35 per share, bearing interest at an annual rate of 7.5% and due on December 31, 2016. This note was issued in exchange for the 2011 Note and the 2012 Note and receipt of $250,000. In connection with the transaction, the Company issued 210,226 shares of common stock in exchange for accrued interest of $73,579 due on the 2011 and 2012 notes resulting in a loss on conversion of interest of $4,204. The exchange of cash and the 2011 and 2012 notes was recorded as a debt extinguishment which resulted in a loss on extinguishment of debt in the amount of $21,311 for the year ended June 30, 2013. Because this convertible debt  instrument contained an embedded beneficial conversion feature, and was extinguished before conversion, the amount of the reacquisition price to be allocated to the repurchased beneficial feature was measured using the intrinsic value of that conversion feature at the extinguishment date and was immaterial. In connection with the new note agreement, the Company recorded a note discount in the amount of $114,142 related to the beneficial conversion feature of the note calculated using the intrinsic value, of which $35,703 has been amortized as of December 31, 2013.

In July 2013, the Company received $1 million from its Chief Operating Officer and principal stockholder in exchange for a five year, $1 million convertible note with a conversion rate of $1.00 per share and an annual interest of 7.5%, plus five year warrants to purchase 500,000 shares of the common stock at $1.30 per share. The Company calculated the relative fair market value of the warrants to be $311,949 using the Black-Scholes model using a volatility of 91.46% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years (the term of the warrants) and a discount rate of 1.4%. In addition, the Company calculated the intrinsic value of the beneficial conversion feature of the note to be $601,949. As of December 31, 2013, the Company recognized interest expense from the amortization of the debt discounts related to this note in the amount of $86,632.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the six months ended December 31, 2013 were as follows:

In July 2013, the Company issued 20,000 shares of common stock to a director in exchange for $18,200 in connection with the exercise of options at an exercise price of $0.91 per share.

In August 2013, the Company issued 20,000 shares of common stock in exchange for $25,000 in connection with the exercise of warrants with an exercise price of $1.25 per share.

In August 2013, the Company issued 234,663 shares of common stock in connection with the early conversion of a convertible note in the amount of $82,132.

In October 2013, the Company issued 400,000 shares of common stock and five year warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share in exchange for $300,000 in connection with a private placement with a director and his wife.

In October 2013, the Company issued 200,000 shares of common stock and five year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in exchange for $150,000 in connection with a private placement with its COO and principal shareholder.

During the six months ended December 31, 2013, the Company issued 357,647 shares of common stock and five year warrants to purchase 149,412 shares of common stock at exercise prices between $1.00 and $1.25 per share in exchange for $280,000 in connection with private placements with four accredited investors.

During the six months ended December 31, 2013, the Company issued 577,428 shares of common stock in exchange for $570,000 in connection with the Purchase Agreement with Lincoln Park Capital.

During the six months ended December 31, 2013, the Company issued 263,204 shares of common stock in exchange for $225,000 in connection with private placements with five accredited investors.

During the six months ended December 31, 2013, the Company issued 829,546 shares of common stock in exchange for $550,000 in connection with private placements with its COO and Principal Shareholder.

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2013 to December 31, 2013 was $1,235,650 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2013, the total compensation cost for stock options not yet recognized was approximately $1,659,670. This cost will be recognized over the remaining vesting term of the options of approximately three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

A summary of stock option transactions for all employee stock options for the six month periods ended December 31, 2013 and 2012 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	4,589,507		$1.04	5.95
Granted	4,135,000		$0.50	9.60
Exercised	—		$—	—
Forfeited	(750,000)		$1.25
Expired		$		—
Outstanding at December 31, 2012	7,974,507		$0.77	6.93	$—
Exercisable at December 31, 2012	4,500,257		$0.89	5.90	$—

Weighted average fair value of options granted during the six months ended December 31, 2012.			$0.37

Balance at June 30, 2013	6,337,007		$0.75	8.25
Granted	1,215,500		$1.35	9.20
Exercised	—		$—	—
Forfeited	—		$—	—
Expired	—		$—
Outstanding at December 31, 2013	7,552,507		$0.86	6.48	$692,330
Exercisable at December 31, 2013	4,170,173		$0.94	4.92	$222,689

Weighted average fair value of options granted during the six months ended December 31, 2013			$0.69

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2012 to December 31, 2012 and from June 30, 2013 to December 31, 2013 is as follows:

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

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

In July 2013, the Board of Directors approved a pool of 400,000 options to be granted to employees at the discretion of the executive management of the Company.  In September 2013, management granted 100,000 of these options to employees.  The options vested immediately, are exercisable for five years and have an exercise price of $1.30 per share, the market value of our common stock on the date of the grant.  The Company valued the options at $69,452 using the Black-Scholes option pricing model using a volatility of 91.72%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.45%.  In December 2013, management granted 90,500 of these options to employees.  The options vested immediately, are exercisable for five years and have an exercise price of $0.72 per share, the market value of our common stock on the date of the grant.  The Company valued the options at $34,610 using the Black-Scholes option pricing model using a volatility of 90.96%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.55%.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2012 to December 31, 2012 and from June 30, 2013 to December 31, 2013 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	857,500	$1.36	7.96
Granted	235,000	$0.90	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2012	1,092,500	$1.26	7.90	$—
Exercisable at December 31, 2012	756831	$1.38	7.37	$—

Weighted average fair value of options granted during the six months ended December 31, 2012		$0.65

Balance at June 30, 2013	1,200,833	$1.16	8.04
Granted	495,000	$1.19	10.00
Exercised	(20,000)	$0.91	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2013	1,675,833	$1.12	8.11	$6,287
Exercisable at December 31, 2013	885,835	$1.23	6.98	$5,154

Weighted average fair value of options granted during the six months ended December 31, 2013		$0.76

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

In July 2013, the Company issued ten year options to purchase 50,000 shares of common stock to a director. The options have an exercise price of $1.30 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.67%. The value of these options will be recognized as expense during the six months ended December 31, 2013.

In September 2013, the Company issued ten year options to purchase 15,000 shares of common stock to a director. The options have an exercise price of $1.01 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 91.6% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.0 years (using the simplified method) and a discount rate of 1.62%. The value of these options, $10,702, was recognized as expense during the six months ended December 31, 2013.

In October 2013, the Company issued ten year options to purchase 60,000 shares of common stock at an exercise price of $1.17 per share to a new director.  The options vest annually subject to continued service.  The options were valued using the Black-Scholes model using a volatility of 91.94% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.89%. The value of these options, $54,285 will be recognized as expense over the vesting period.

A summary of options issued to non-employees under the 2007 Plan and changes during the six month periods from June 30, 2012 to December 31, 2012 and from June 30, 2013 to December 31, 2013 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	540,000	$1.16	3.14
Granted	—	$—	—
Exercised	(100,000)	$0.50
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2012	440,000	$1.14	1.77	$—
Exercisable at December 31, 2012	440,000	$1.14	1.77	$—

Weighted average fair value of options granted during the six months ended December 31, 2012		N/A

Balance at June 30, 2013	560,000	$1.22	5.96
Granted	20,000	$1.18	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2013	580,000	$1.22	5.43	$—
Exercisable at December 31, 2013	305,000	$1.21	1.92	$—

Weighted average fair value of options granted during the six months ended December 31, 2013		$0.96

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

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

In October 2013, the Company granted five-year options to purchase 20,000 shares of common stock at an exercise price of $1.18 per share to two consultants.  The Company valued the options at $16,670 using the Black-Scholes option pricing model using a volatility of 91.94%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 5.0 years, the term of the options and a discount rate of 1.38%.

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

A summary of warrants issued for settlements and changes during the periods July 1, 2012 to December 31, 2012 and from July 1, 2013 to December 31, 2013 is as follows:

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	344,058	$1.05	0.92
Granted	350,000	$0.60	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2012	694,058	$0.84	2.58
Exercisable at December 31, 2012	694,058	$0.84	2.58

Weighted average fair value of options granted during the six months ended December 31, 2012		$0.33

Balance at June 30, 2013	350,000	$0.63	4.22
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2013	350,000	$0.63	3.74
Exercisable at December 31, 2013	350,000	$0.63	3.74

Weighted average fair value of options granted during the six months ended December 31, 2013		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

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

A summary of warrants issued for cash and changes during the periods June 30, 2012 to December 31, 2012 and from June 30, 2013 to December 31, 2013 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	4,481,200	$1.46	2.46
Granted	50,000	$0.63	5.0
Exercised	(1,820,000)	$0.50	—
Exercise rescission	—	$—
Forfeited	—	$—	—
Expired	(320,000)	$1.60	—
Outstanding at December 31, 2012	2,391,200	$1.42	1.00
Exercisable at December 31, 2012	2,91,200	$1.42	1.00

Weighted average fair value of options granted during the six months ended December 31, 2012		$0.44

Balance at June 30, 2013	1,533,700	$1.25	2.06
Granted	949,412	$1.17	5.00
Exercised	(20,000)	$1.25	—
Forfeited	—	$—	—
Expired	(325,000)	$1.25	—
Outstanding at December 31, 2013	2,138,112	$1.22	3.46
Exercisable at December 31, 2013	2,138,112	$1.22	3.46

Weighted average fair value of options granted during the six months ended December 31, 2013		N/A

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

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

In October 2013, the Company issued five year warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in connection with a private placement with its Principal Shareholder.

In October 2013, the Company issued five year warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share in connection with private placements a director and his wife.

In October 2013, the Company issued five year warrants to purchase 120,000 shares of common stock at an exercise price of $1.00 per share in connection with private placements with three accredited investors.

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California under a one year lease which commenced in June 2011 and leases a facility in Brooklyn under a one year lease that began in February 2013.

Rent expense for the six months ended December 31, 2013 and 2012 was $84,009 and $53,479, respectively.

On November 14, 2012, the Compensation Committee approved new employment agreements for the Company’s then Chief Executive Officer, then President, Chief Technology Officer and Chief Financial Officer. The employment agreements each provided for base salaries of $150,000 and 800,000 stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company’s then Chief Executive Officer, then President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements. These executives’ base salary will increase to: (i) $170,000 upon the Company generating $3,000,000 in revenue in any 12-month period, (ii) $190,000 upon the Company generating $5,000,000 in any 12-month period and (iii) $200,000 upon the Company generating $6,000,000 in any 12-month period.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

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

In January 2013, the court ruled on the Company’s post-trial motions in this litigation dismissing the $200,000 civil theft verdict (which was subject to triple damages) against the CEO and reducing the $841,000 breach of the consulting agreement award to $500,000. The Company then filed a motion seeking a new trial on damages. The Company received a favorable ruling on this motion and received a new trial on the damages. As a result of the reduction in the award for breach of the consulting agreement from $841,000 to $500,000 and the vacating of the award for civil theft which the Company had previously accrued $600,000, the Company recorded other income of $941,000 for the year ended June 30, 2013.  The Company expects the trial to determine damages to occur in the spring of 2014.

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

Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities. In connection with his separation, the Company agreed to pay the former President $150,000 plus COBRA payments over 14 months. In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. In addition, options and stock appreciation rights to purchase 2,125,000 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to him, were cancelled. The Company recognized a severance expense of $168,920 upon the signing of the agreement representing the total liability to the Company under the severance agreement. As of December 31, 2013, the remaining liability under the agreement amounted to $59,826.

In September 2013, the father of  the Company’s Chief Operating Officer and principal stockholder was appointed to the board of directors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. As of December 31, 2013, there were no cash equivalent balances held in depository accounts that are not insured.

At December 31, 2013, three customers accounted for 48.4%, 17.7% and 14.0% of accounts receivable.

For the six months ended December 31, 2013 one customer accounted for approximately 76.9% of sales.

During the six months ended December 31, 2013 all sales resulted from two products, FireIce® and Soil2O™ which made up 89.03% and 11.0%, respectively, of total sales. Of the FireIce® sales, 80.2% related to the sale of EMFIDS, 16.6% related to the sale of FireIce® products, 1.93% related to paid for research and 1.3%% related to sales of the FireIce Home Defense units. Of the Soil2O™ sales, 1.3%% related to traditional sales of Soil2O® and 98.7% related to sales of Soil2O® Dust Control.

Four vendors accounted for 36.1%, 17.1%, 13.6% and 11.3% of the Company’s approximately $471,000 of EMFIDS parts, raw material and packaging purchases during the six months ended December 31, 2013.

NOTE 8 - Subsequent Events

In January 2014, the Company’s shareholders approved increasing the number of authorized shares of common stock to 100,000,000. Effective January 21, 2014, the Company’s authorized common stock was increased to 100,000,000 shares.

On January 21, 2014, our former Chief Executive Officer (who had taken a leave of absence) passed away. His estate will receive one-year’s severance and all stock options and SARS will continue to vest as provided in the respective agreements.

Since January 1, 2014 the Company has issued 1,417,056 shares of common stock in exchange for $832,875 in connection with private placements with seven accredited investors.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2012.

Sales

For the six months ended December 31, 2013, we had sales of $595,846 as compared to $121,903 for the six months ended December 31, 2012, an increase of $473,943 or 388.8%. Sales of product during the six months ended December 31, 2013 consisted of $65,802 for Soil2O® and $530,043 for FireIce® and related products. The Soil2O® sales consisted primarily of Soil2O® dust control. FireIce® sales consisted of $425,000 related to the sale of EMFIDS units, $98,243 related to product sales and $6,800 related to sales of HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our new EMFIDS units and other FireIce® related products.

Cost of Goods Sold

Cost of goods sold was $262,073 for the six months ended December 31, 2013 as compared to a cost of goods sold of $49,578 for the six months ended December 31, 2012. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 44% for the six months ended December 31, 2013 as compared to 40.7% for the six months ended December 31, 2012. The slightly higher cost of sales percentage in fiscal 2014 relates to the sales mix and an increase in raw material costs. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $3,926,272 for the six months ended December 31, 2013 as compared to $3,076,098 for the six months ended December 31, 2012. The increase in fiscal 2014 expenses resulted primarily from (1) an increase in salaries and employee benefits of $491,484 resulting from the addition of two management personnel and five sales personnel and personnel costs supporting the Con Edison manhole fire program at our facility in Brooklyn; (2) an increase in professional fees of $183,863 relating to the cost of litigations, increased patent attorney fees resulting from the development of the EMFIDS and other R & D projects; (3) an increase in non-cash compensation expense related to the vesting of employee, executive management and director options of $155,091 and (4) an increase in facility costs of $61,436 in connection with facility in Brooklyn. These increases were partially offset by a decrease of 36,525 in sales and marketing expense.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

R&D expenses were $137,821 for the six months ended December 31, 2013 as compared to $23,731 for the six months ended December 31, 2012. The expenses for the six months ended December 31, 2013 related to research of potential product delivery system enhancements for FireIce®, including EMFIDS and testing of new processes for the application of our Soil2O® "Dust Control" product.

Loss from Operations

Loss from operations was $3,730,330 for the six months ended December 31, 2013 as compared to $3,027,504 for the six months ended December 31, 2012. The increased loss resulted from the higher operating expenses which were only partially offset by the increase in sales.

Cost of Repricing of Warrants to Induce Exercise

The Company recorded a cost of repricing warrants of $70,491for the six months ended December 31, 2012 related to the reduction of the exercise price of warrants to purchase 1,740,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.

Other Income

In November 2012, the Company recognized other income of $200,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee. The reduction was recorded to reflect insurance payments made to the plaintiff.

Interest Expense

Interest expense was $239,764 for the six months ended December 31, 2013 as compared to $314,054 for the six months ended December 31, 2012. The higher expense during the six months ended December 31, 2012 resulted from the amortization of the debt discounts related to short term convertible notes. Amortization of these discounts was $274,426 for the six months ended December 31, 2012 as compared to $118,771 for the six months ended December 31, 2013.

Net Loss

Net loss was $3,964,247 for the six months ended December 31, 2013 as compared to $3,211,484 for the six months ended December 31, 2012. The higher net loss resulted from the higher operating expenses which were only partially offset by the higher gross profit resulting from the increase in sales. Net loss per common share was $0.12 for the six months ended December 31, 2013 as compared to $0.12 for the six months ended December 31, 2012. The weighted average number of shares outstanding for the six months ended December 31, 2013 and 2012 were 34,358,586 and 27,387,133, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012.

Sales

For the three months ended December 31, 2013, we had sales of $65,034 as compared to $37,453 for the three months ended December 31, 2012, an increase of $27,581 or 73.6%. Sales of product during the three months ended December 31, 2013 consisted of $11,520 for Soil2O® and $53,339 for FireIce® and related products. The Soil2O® sales related to sales of Soil2O® dust control. FireIce® sales consisted of $51,139 related to product sales and $2,200 related to sales of HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our new EMFIDS units.

Cost of Goods Sold

Cost of goods sold was $34,340 for the three months ended December 31, 2013 as compared to a cost of goods sold of $13,499 for the three months ended December 31, 2012. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 52.8% for the three months ended December 31, 2013 as compared to 36.0% for the three months ended December 31, 2012. The higher cost of sales percentage in fiscal 2014 relates to the sales mix and an increase in raw material costs. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2013.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,894,228 for the three months ended December 31, 2013 as compared to $1,526,616 for the three months ended December 31, 2012. The increase in fiscal 2014 expenses resulted primarily from (1) an increase in salaries and employee benefits of $213,351 resulting from the addition of two management personnel and three sales personnel and personnel costs supporting the Con Edison manhole fire program at our facility in Brooklyn; (2) an increase in facility costs of $42,649 related to the rent an related costs of our new facility in Brooklyn; and (3) an increase in non-cash compensation expense related to the vesting of employee, executive management and director options of $227,428. These increases were partially offset by a decrease of $89,869 in sales and marketing expenses and $24,077 in travel expenses.

Research and Development Expenses

R&D expenses were $50,663 for the three months ended December 31, 2013 as compared to $6,423 for the three months ended December 31, 2012. The expenses for the three months ended December 31, 2013 related to research of potential product delivery system enhancements for FireIce®, including EMFIDS and testing of new processes for the application of our Soil2O® "Dust Control" product.

Loss from Operations

Loss from operations was $1,914,197 for the three months ended December 31, 2013 as compared to $1,509,085 for the three months ended December 31, 2012. The increased loss resulted from the higher operating expenses which were only partially offset by the increase in sales.

Cost of Repricing of Warrants to Induce Exercise

The Company recorded a cost of repricing warrants of $70,491 for the three months ended December 31, 2012 related to the reduction of the exercise price of warrants to purchase 1,740,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.

Other Income

In November 2012, the Company recognized other income of $200,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee. The reduction was recorded to reflect insurance payments made to the plaintiff.

Interest Expense

Interest expense was $127,392 for the three months ended December 31, 2013 as compared to $97,226 for the three months ended December 31, 2012. The higher expense during the three months ended December 31, 2013 resulted from the amortization of the debt discounts related to convertible notes. Amortization of these discounts was $69,147 for the three months ended December 31, 2013 as compared to $52, 576 for the three months ended December 31, 2012.

Net Loss

Net loss was $2,052,985 for the three months ended December 31, 2013 as compared to $1,405,797 for the three months ended December 31, 2012. The higher net loss resulted from the higher operating expenses which was only partially offset by the higher gross profit resulting from the increase in sales and the higher other expense resulting from the absence of the other income of $200,000 during the 3 months ended December 31, 2012. Net loss per common share was $0.06 for the three months ended December 31, 2013 as compared to $0.05 for the three months ended December 31, 2012. The weighted average number of shares outstanding for the three months ended December 31, 2013 and 2012 were 35,147,692 and 28,877,700, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2013, the Company used net cash of $2,769,198 in operating activities as compared to net cash used in operating activities of $1,994,491 for the six months ended December 31, 2012. Net cash used during the six months ended December 31, 2013 resulted primarily from the net loss of $3,964,247, an in inventories of $274,441, payments on the accrual for severance agreement for our former president of $84,460 and a reduction of accounts payable of $30,636 which were partially offset by non-cash stock based compensation of $1,235,650, non-cash amortization of debt discounts of $118,771, depreciation of $26,112 and an increase in accrued expenses and deferred revenue of $124,642 and $50,000, respectively. Net cash used during the six months ended December 31, 2012 resulted primarily from the net loss of $3,211,484, a decrease in accounts payable and accrued liabilities of $37,211 and an increase in inventory of $29,665 which were partially offset by non-cash stock based compensation of $1,080,559, non-cash amortization of debt discounts of $274,426, depreciation of $25,346, a loss on repricing of warrants of $70,491 and a decrease in accounts receivable of $11,444.

Cash flows used in investing activities for the six months ended December 31, 2013 amounted to $57,093 and related to purchases of office equipment, computer peripherals and a vehicle and mixing equipment to support sales to the utility market.

Cash flows from financing activities for the six months ended December 31, 2013 were $2,877,124 as compared to $2,194,131 for the six months ended December 31, 2012. During the six months ended December 31, 2013, the Company received $1,000,000 from its principal investor in exchange for a note convertible at $1.00 per share and warrants to purchase 500,000 shares at an exercise price of $1.30 per share in a private placement, received $18,200 from the exercise of options to purchase 20,000 shares of common stock at an exercise price of $0.91 per share, $775,000 from accredited investors in exchange for 1,092,750 shares of common stock in connection with private placements, $570,000 in exchange for 577,428 shares of common stock in connection with the Lincoln Park, or LPC, stock purchase agreement and $730,000 in exchange for the issuance of 957,647 shares of common stock and five year warrants to purchase 449,412 shares of common stock at an exercise prices between $1.00 and $1.25 per share in connection with a private placement with an accredited investor and received $25,000 in connection with the exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 per share. The amounts received were used to make repayments on convertible notes payable to related parties of $85,880, to make payments of $115,822 on convertible notes with third parties and to make payments on insurance premium finance contracts of $39,374. During the six months ended December 31, 2012, the Company received $910,000 from the exercise of options to purchase 1,820,000 shares of common stock at an exercise price of $0.50 per share, $128,000 from two accredited investors in exchange for 156,000 shares of common stock in connection with a private placement, $810,003 in exchange for 1,333,820 shares of common stock in connection with the stock purchase agreement with LPC, $175,000 in exchange for six-month convertible notes with two accredited investors and $250,000 from the Company’s principal stockholder in exchange for a one year convertible original issue discount note. The amounts received were used to make repayments on notes payable to related parties of $59,839 and to make payments on insurance premium finance contracts of $19,033.

Historical Financings

Since July 1, 2013, GelTech has raised $2,337,875 from the sale of common stock in connection with private placements with eight accredited investors including Michael Reger, our principal stockholder and Chief Operating Officer, and Neil Reger, a director. In consideration for their investments, GelTech issued 4,044,881 shares of common stock at prices ranging from $0.55 to $1.32 per share and 449,512 warrants with exercise prices ranging from $1.00 to $1.30 per share.

As previously disclosed, in January 2012, the Company signed a $5 million Purchase Agreement with LPC and filed registration statement related to the transaction covering the shares that may be issued to LPC under the Purchase Agreement. Provided that the registration statement is effective, GelTech has the right, in its sole discretion, through July 4, 2014 to sell shares of common stock to LPC in amounts between $30,000 and $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to $4.9 million. As of the date of this report, GelTech may sell up to $30,000 per sale. To date, GelTech has issued 2,913,997 shares of common stock in exchange for $1,990,003 under the Purchase Agreement. Since July 1, 2013, GelTech has issued 577,428 shares of common stock in exchange for $570,000 under the Purchase Agreement and has the ability to sell another $3.01 million under the Purchase Agreement. The price at which we may sell shares to LPC is subject to a floor of $0.35 per share.

Liquidity and Capital Resource Considerations

As of February 12, 2014, we had $359,000 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing equipment and support vehicles in the future, depending on demand.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

We face a new trial on damages from a former employee and consultant. We cannot predict how much we will be required to pay. In the event that the Plaintiff is awarded a substantial award in the new trial, we may not have the money to secure an appeal bond.

The Company believes the LPC Purchase Agreement plus access to private funding sources will provide the Company with a sufficient amount of working capital for the next 12 months. However, if GelTech is unable to generate substantial cash flows from sales of its products, complete financings or sales to LPC, it may not be able to remain operational.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investors (1)	December 24, 2013	90,910 shares of common stock	Purchase of shares at prices $0.55 per share by one investor
Investors (1)	October 2, 2013 to October 18, 2013	640,000 shares of common stock and 320,000 five-year warrants at an exercise price of $1.00 per share	Purchase of shares and warrants by five investors at $0.75 per share

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

GELTECH SOLUTIONS, INC.

February 12, 2014	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

February 12, 2014	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital				Filed
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Form of Subscription Agreement	10-Q	11/14/13	3.2
10.2	Form of Warrant	10-Q	11/14/13	3.3
10.3	Reger Note dated July 11, 2013				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Corporate Secretary.