Form 10-Q
period 2014-03-31
GelTech Solutions, Inc.
filed 2014-05-12
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at May 9, 2014
Common Stock, $0.001 par value per share	39,045,905 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$71,049	$90,275
Accounts receivable trade, net	83,831	37,277
Inventories	837,071	588,703
Prepaid expenses and other current assets	150,185	66,756
Total current assets	1,142,136	783,011

Furniture, fixtures and equipment, net	189,644	158,184
Deposits	28,086	26,886

Total assets	$1,359,866	$968,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$200,842	$265,122
Accrued expenses	155,798	176,734
Litigation accrual	505,000	505,000
Accrual for severance agreement	3,519	102,056
Convertible notes - related parties, net of discount	—	79,261
Convertible notes - third parties, net of discount	—	192,163
Insurance premium finance contract	41,033	11,796
Deferred revenue	—	7,019
Total current liabilities	906,192	1,339,151
Convertible notes - related party, net of discounts	2,146,498	1,899,316
Total liabilities	3,052,690	3,238,467

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 38,103,760 and 33,084,671 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively.	38,104	33,084
Common stock issuable: 428,032 shares issuable at March 31, 2014	428	—
Additional paid in capital	31,883,959	25,718,163
Accumulated deficit	(33,615,315)	(28,021,633)
Total stockholders' equity (deficit)	(1,692,824)	(2,270,386)

Total liabilities and stockholders' equity (deficit)	$1,359,866	$968,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

Sales	$122,038	$84,977	$717,884	$206,880
Cost of goods sold	44,661	31,425	306,734	81,003
Gross profit	77,377	53,552	411,150	125,877

Operating expenses:
Selling, general and administrative expenses	1,296,995	1,643,710	5,223,267	4,719,808
Research and development	96,861	75,236	234,692	98,967

Total operating expenses	1,393,856	1,718,946	5,457,959	4,818,775

Loss from operations	(1,316,479)	(1,665,394)	(5,046,809)	(4,692,898)

Other income (expense)
Interest income	14	182	274	747
Other income	—	941,000	17,000	1,141,000
Loss on conversion of interest	(201,175)	—	(201,175)	—
Loss on extinguishment of debt	—	(21,311)	—	(21,311)
Loss from repricing warrants	—	—	—	(70,491)
Other expense	—	(19,114)	(11,413)	(19,114)
Interest expense	(111,795)	(96,514)	(351,559)	(399,119)
Total other income (expense)	(312,956)	804,243	(546,873)	631,712

Net loss	$(1,629,435)	$(861,151)	$(5,593,682)	$(4,061,186)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.16)	$(0.14)

Weighted average shares outstanding - basic and diluted	37,539,224	30,299,733	35,403,321	28,443,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(5,593,682)	$(4,061,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,391	38,004
Allowance for bad debt	5,801	—
Amortization of debt discounts	173,490	349,548
Vesting of restricted stock units	—	90,000
Stock option employee compensation expense	1,438,050	1,234,945
Cost of repricing warrants to induce exercise	—	70,491
Loss on issuance of stock for interest	201,175	4,205
Payment by insurance company of prior period accrued litigation expense	—	(200,000)
Reversal of litigation accrual	—	(941,000)
Loss on disposal of assets	11,413	9,822
Changes in assets and liabilities:
Accounts receivable	(52,355)	5,831
Inventories	(259,781)	(123,213)
Prepaid expenses and other current assets	(15,687)	33,035
Accounts payable	(64,280)	202,978
Deferred revenue	(7,019)	—
Accrued expenses	133,315	67,001
Accrual for termination and release agreement	(98,537)	144,286
Net cash used in operating activities	(4,086,706)	(3,075,253)

Cash flows from Investing Activities
Proceeds from sale of assets	—	15,000
Purchases of equipment	(72,851)	(27,973)
Net cash used in investing activities	(72,851)	(12,973)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	2,038,538	1,258,000
Proceeds from the sale of stock and warrants through private placements	730,000	—
Proceeds from sale of stock under stock purchase agreement	570,000	810,003
Proceeds from exercise of warrants	25,000	910,000
Proceeds from exercise of stock options	18,200	—
Payments on related party notes	—	(84,219)
Proceeds from convertible notes with third parties	—	175,000
Proceeds from convertible notes with related parties	1,000,000	500,000
Repayment on convertible notes with third parties	(115,822)	—
Repayments on convertible notes with related parties	(85,880)	—
Payments on insurance finance contracts	(39,705)	(34,752)
Net cash provided by financing activities	4,140,331	3,534,032

Net (decrease) increase in cash and cash equivalents	(19,226)	445,806
Cash and cash equivalents - beginning	90,275	84,194
Cash and cash equivalents - ending	$71,049	$530,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,911	$836
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$92,846	$47,471
Beneficial conversion feature of convertible notes	$311,949	$195,770
Loan discount from warrants	$601,949	$—
Stock issued for interest	$149,811	$73,579
Conversion of notes for common stock	$82,132	$459,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Inventories

Inventories as of March 31, 2014 consisted of raw materials and finished goods in the amounts of $316,101 and $520,970, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of March 31, 2014 or June 30, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three and nine months ended March 31, 2014 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At March 31, 2014, there were options to purchase 10,022,840 shares of the Company’s common stock, warrants to purchase 2,473,112 shares of the Company’s common stock and 6,707,094 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2013 to March 31, 2014 were estimated using the following assumptions:

Risk free interest rate	0.45% - 2.61%
Expected term (in years)	2.5 - 6.5
Dividend yield	––
Volatility of common stock	89.98% - 91.94%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after March 31, 2014 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of March 31, 2014, the Company had a an accumulated deficit and stockholders’ deficit of $33,615,315 and $1,692,824, respectively, and incurred losses from operations of $5,593,682 for the nine months ended March 31, 2014 and used cash from operations of $4,086,706 during the nine months ended March 31, 2014.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

On March 10, 2012, the Company received $75,000 from a director in exchange for a nine month convertible original issue discount note in the amount of $76,875. The note bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $63,038 was amortized to interest expense over the life of the note. In September 2012, the Company issued a new one-year convertible original issue discount note in the amount of $86,100, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old note. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company will recognize a debt discount related to the change in fair value of the embedded conversion option in the amount of $24,971 which was amortized to interest expense over the life of the convertible note.  In September 2013, the Company repaid the note.

In August 2012, the Company received $75,000 in exchange for a nine month convertible original issue discount note in the amount of $76,875 with an accredited investor. The note is convertible into common stock at $0.50 per share and bears an annual interest rate of 5% and is convertible into the Company's common stock at the rate of $0.50 per share.  In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $1,875 and an original issue discount of $55,350 which will be amortized to interest expense over the life of the notes. In February 2013, the note holder was issued a new one year original issue discount note for $86,100 convertible at $0.35 per share. The Company recorded an original issue discount of $9,225 and a beneficial conversion feature discount of $4,920 in connection with the new note. In August 2013, the Company issued 234,663 shares of common stock in connection with the early conversion of this note.

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

In February 2013, the Company entered into a new convertible note agreement in the amount of $1,997,483, convertible into common stock at a conversion price of $0.35 per share, bearing interest at an annual rate of 7.5% and due on December 31, 2016. This note was issued in exchange for the 2011 Note and the 2012 Note and receipt of $250,000. In connection with the transaction, the Company issued 210,226 shares of common stock in exchange for accrued interest of $73,579 due on the 2011 and 2012 notes resulting in a loss on conversion of interest of $4,204. The exchange of cash and the 2011 and 2012 notes was recorded as a debt extinguishment which resulted in a loss on extinguishment of debt in the amount of $21,311 for the year ended June 30, 2013. Because this convertible debt  instrument contained an embedded beneficial conversion feature, and was extinguished before conversion, the amount of the reacquisition price to be allocated to the repurchased beneficial feature was measured using the intrinsic value of that conversion feature at the extinguishment date and was immaterial. In connection with the new note agreement, the Company recorded a note discount in the amount of $114,142 related to the beneficial conversion feature of the note calculated using the intrinsic value, of which $45,353 has been amortized as of March 31, 2014.  As of February 1, 2014, in accordance with the note agreement, the Company was obligated to issue 428,032 shares of common stock in satisfaction of accrued interest in the amount $149,811.  The shares were not issued until April 2014 and are therefore included in common stock issuable as of March 31, 2014.  In connection with the issuance, the Company recorded a loss on conversion of interest of $201,175 representing the difference between the conversion rate of $0.35 per share and the market price of the stock of $0.82 per share.

In July 2013, the Company received $1 million from its Chief Operating Officer and principal stockholder in exchange for a five year, $1 million convertible note with a conversion rate of $1.00 per share and an annual interest of 7.5%, plus five year warrants to purchase 500,000 shares of the common stock at $1.30 per share. The Company calculated the relative fair market value of the warrants to be $311,949 using the Black-Scholes model using a volatility of 91.46% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years (the term of the warrants) and a discount rate of 1.4%. In addition, the Company calculated the intrinsic value of the beneficial conversion feature of the note to be $601,949. As of March 31, 2014, the Company has recognized interest expense from the amortization of the debt discounts related to this note in the amount of $131,701.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 4 - Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The issuances of common stock during the nine months ended March 31, 2014 were as follows:

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

During the nine months ended March 31, 2014, the Company issued 357,647 shares of common stock and five year warrants to purchase 149,412 shares of common stock at exercise prices between $1.00 and $1.25 per share in exchange for $280,000 in connection with private placements with four accredited investors.

During the nine months ended March 31, 2014, the Company issued 577,428 shares of common stock in exchange for $570,000 in connection with the Purchase Agreement with Lincoln Park Capital.

During the nine months ended March 31, 2014, the Company issued 1,766,411 shares of common stock in exchange for $1,113,538 in connection with private placements with fifteen accredited investors.

During the nine months ended March 31, 2014, the Company issued 1,434,060 shares of common stock in exchange for $925,000 in connection with private placements with its COO and Principal Shareholder.

As of February 1, 2014, in accordance with a convertible note agreement, the Company was obligated to issue 428,032 shares of common stock in satisfaction of accrued interest in the amount $149,811.  The shares were not issued until April 2014 and are therefore included in common stock issuable as of March 31, 2014.  In connection with the issuance, the Company recorded a loss on conversion of interest of $201,175 representing the difference between the conversion rate of $0.35 per share and the market price of the stock of $0.82 per share on the date of conversion.

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2013 to March 31, 2014, was $1,438,050 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2014 the total compensation cost for stock options not yet recognized was approximately $1,033,373.  This cost will be recognized over the remaining vesting term of the options of approximately three years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

A summary of stock option transactions for all employee stock options for the nine month periods ended March 31, 2014 and 2013 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	4,589,507		$1.04	5.95
Granted	4,247,500		$0.50	9.60
Exercised	—		$—	—
Forfeited	(2,875,000)		$0.92
Expired		$		—
Outstanding at March 31, 2013	5,962,007		$0.75	6.87	$2,721,109
Exercisable at March 31, 2013	3,375,257		$0.86	5.97	$1,159,109

Weighted average fair value of options granted during the nine months ended March 31, 2013			$0.37

Balance at June 30, 2013	6,337,007		$0.75	8.25
Granted	1,425,000		$1.34	7.81
Exercised	—		$—	—
Forfeited	—		$—	—
Expired	—		$—
Outstanding at March 31, 2014	7,762,007		$0.87	6.18	$1,464,932
Exercisable at March 31, 2014	4,159,340		$0.92	4.75	$589,732

Weighted average fair value of options granted during the nine months ended March 31, 2014			$0.69

A summary of options issued to non-employees under the 2007 Plan and changes during the period from June 30, 2012 to March 31, 2013 and from June 30, 2013 to March 31, 2014 is as follows:

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

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

In July 2013, the Board of Directors approved a pool of 400,000 options to be granted to employees at the discretion of the executive management of the Company.  In September 2013, management granted 100,000 of these options to employees.  The options vested immediately, are exercisable for five years and have an exercise price of $1.30 per share, the market value of our common stock on the date of the grant.  The Company valued the options at $69,452 using the Black-Scholes option pricing model using a volatility of 91.72%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.45%.  In December 2013, management granted 90,500 of these options to employees.  The options vested immediately, are exercisable for five years and have an exercise price of $0.72 per share, the market value of our common stock on the date of the grant.  The Company valued the options at $34,610 using the Black-Scholes option pricing model using a volatility of 90.96%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.55%.  In February 2014, the Company granted an additional 5,000 fully vested options to an employee at an exercise price of $0.77 per share.  The options were valued at $2,044 using the Black-Scholes option pricing model using a volatility of  90.968% to 90.96%, based upon the historical price of the Company’s common stock since June 2008, estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.55%.  The amount was recorded as expense during the three months ended March 31, 2014.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

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

A summary of options issued to directors under the 2007 Plan and changes during the period from July 1, 2012 to March 31, 2013 and from July 1, 2013 to March 31, 2014 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	857,500	$1.36	7.96
Granted	610,000	$0.95	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2013	1,467,500	$1.19	8.25	$224,970
Exercisable at March 31, 2013	770,582	$1.39	7.12	$60,737

Weighted average fair value of options granted during the nine months ended March 31, 2013		$0.72

Balance at June 30, 2013	1,200,833	$1.16	8.04
Granted	495,000	$1.19	10.00
Exercised	(20,000)	$0.91	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2014	1,675,833	$1.12	7.87	$21,853
Exercisable at March 31, 2014	1,012,918	$1.20	7.00	$20,279

Weighted average fair value of options granted during the nine months ended March 31, 2014		$0.76

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

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

In July 2013, the Company issued ten year options to purchase 50,000 shares of common stock to a director. The options have an exercise price of $1.30 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.67%. The value of these options was recognized as expense during the nine months ended March 31, 2014.

In September 2013, the Company issued ten year options to purchase 15,000 shares of common stock to a director. The options have an exercise price of $1.01 per share and vested immediately.  The options were valued using the Black-Scholes model using a volatility of 91.6% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.0 years (using the simplified method) and a discount rate of 1.62%. The value of these options, $10,702, was recognized as expense during the nine months ended March 31, 2014.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

A summary of options issued to non-employees under the 2007 Plan and changes during the nine month periods from July 1, 2012 to March 31, 2013 and from July 1, 2013 to March 31, 2014 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	540,000	$1.16	3.14
Granted	150,000	$1.33	10.0
Exercised	(100,000)	$0.50
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2013	590,000	$1.19	3.67	$32,750
Exercisable at March 31, 2013	440,000	$1.14	1.52	$32,750

Weighted average fair value of options granted during the nine months ended March 31, 2013		$1.03

Balance at June 30, 2013	560,000	$1.22	5.96
Granted	25,000	$1.11	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2014	585,000	$1.21	5.19	$250
Exercisable at March 31, 2014	360,000	$1.22	2.73	$250

Weighted average fair value of options granted during the nine months ended March 31, 2014		$0.79

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

In March 2014, the Company granted five-year fully vested options to purchase 5,000 shares of common stock at an exercise price of $0.85 per share to a consultant.  The Company valued the options at $2,962 using the Black-Scholes option pricing model using a volatility of 89.96%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 5.0 years, the term of the options and a discount rate of 1.76%.  The expense was recognized during the three months ended March 31, 2014.

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

A summary of warrants issued for settlements and changes during the periods July 1, 2012 to March 31, 2013 and from July 1, 2013 to March 31, 2014 is as follows:

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	344,058	$1.05	0.92
Granted	350,000	$0.60	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2013	694,058	$0.84	2.34
Exercisable at March 31, 2013	694,058	$0.84	2.34

Weighted average fair value of options granted during the nine months ended March 31, 2013		$0.33

Balance at June 30, 2013	350,000	$0.63	4.22
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2014	350,000	$0.63	3.47
Exercisable at March 31, 2014	350,000	$0.63	3.47

Weighted average fair value of options granted during the nine months ended March 31, 2014		N/A

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

A summary of warrants issued for cash and changes during the periods July 1, 2012 to March 31, 2013 and from July 1, 2013 to March 31, 2014 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	4,461,200	$1.46	2.46
Granted	50,000	$0.63	5.0
Exercised	(1,865,000)	$0.50	—
Forfeited	—	$—	—
Expired	(1,420,000)	$1.60	—
Outstanding at March 31, 2013	1,226,200	$1.25	1.56
Exercisable at March 31, 2013	1,226,200	$1.25	1.56

Weighted average fair value of warrants granted during the nine months ended March 31, 2013		$0.44

Balance at June 30, 2013	1,533,700	$1.25	2.06
Granted	949,412	$1.17	5.00
Exercised	(20,000)	$1.25	—
Forfeited	—	$—	—
Expired	(340,000)	$1.25	—
Outstanding at March 31, 2014	2,123,112	$1.21	2.98
Exercisable at March 31, 2014	2,123,112	$1.21	2.98

Weighted average fair value of warrants granted during the nine months ended March 31, 2014.		N/A

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

During the nine months ended March 31, 2013, warrants to purchase 1,420,000 shares of the Company’s common stock at an exercise price of $1.60 per share expired unexercised.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

In July 2013, the Company issued five year warrants to purchase 29,412 shares of common stock at an exercise price of $1.30 per share in connection with a private placement with an accredited investor.

In July 2013, the Company issued five year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share to its principal stockholder in connection with a $1.0 million convertible note agreement.

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

During the nine months ended March 31, 2014, warrants to purchase 340,000 shares of common stock at an exercise price of $1.25 per share expired unexercised.

NOTE 5 - Commitments and Contingencies

The Company leases office and warehouse space located in Jupiter, Florida under a month-to-month lease and leases space in an industrial yard in Irvine, California on a month to month basis and leased a facility in Brooklyn under a one year lease that began in February 2013. In January 2014, the Company extended the Brooklyn lease through August 2014 at a new rental of $4,000 per month.

Rent expense for the nine months ended March 31, 2014 and 2013 was $122,266 and $91,348, respectively.

On November 14, 2012, the Compensation Committee approved new four year employment agreements for the Company’s then Chief Executive Officer, then President, Chief Technology Officer and Chief Financial Officer. The employment agreements each provided for base salaries of $150,000 and 800,000 stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company’s then Chief Executive Officer, then President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements. These executives’ base salary will increase to: (i) $170,000 upon the Company generating $3,000,000 in revenue in any 12-month period, (ii) $190,000 upon the Company generating $5,000,000 in any 12-month period and (iii) $200,000 upon the Company generating $6,000,000 in any 12-month period.

Additionally, the Compensation Committee approved a four-year employment agreement for the Company’s Executive Chairman. Prior to his employment agreement being terminated for cause, the Executive Chairman received a base salary of $200,000 per year and was granted 800,000 restricted stock units vesting on identical terms as the SARs (which have been cancelled). All of the five senior executives receive (or were to receive prior to the terminations of their employment) a monthly car allowance of $600 per month. The Compensation Committee has the discretion to award each of the employed executives a bonus based upon job performance, revenue growth or any other factors determined by the Compensation Committee.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff seeks to recover certain of his personal property, which was used or stored in the Company’s offices, and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. A jury trial was held for the lawsuit in July 2012. At the conclusion of the trial, the plaintiff was awarded $200,000 under his invasion of privacy and fraudulent misrepresentation claim, $5,000 on the trespass claim,$841,000 on the breach of consulting agreement claim and $200,000 against the Company’s CEO on a claim of civil theft, which by law results in an award of $600,000 for the plaintiff. The Company’s board of directors approved the indemnification of the Company’s CEO for the $600,000. The Company filed a post-trial motion for Judgment Notwithstanding Verdict, New Trial and Remittitur, requesting that the judge set aside or reduce the amounts of the jury verdict.

Based upon the verdicts, the Company recorded a litigation accrual of $1,646,000 as of June 30, 2012. In November 2012, the insurance carrier paid the plaintiff $200,000 in settlement of the invasion of privacy and fraudulent misrepresentation awards. As a result, the Company reduced the amounts accrued for these awards resulting in other income of $200,000 for the period ended March 31, 2013.

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

NOTE 6 - Related Party Transactions

In addition to the acting Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•

The acting CEO’s sister-in-law is a bookkeeper at $1,200 per week,

•

The acting CEO and CTO’s father is a researcher at $2,123 per week, and

•

The acting CEO and CTO’s mother is a receptionist at $600 per week.

The Company has employment arrangements with its executive officers which are described under Note 5.

The Company has entered into a series of credit facilities with its principal stockholder as more fully described in Note 3.

In September 2012 and July 2013, the Company granted options to purchase 70,000 shares and 25,000 shares, respectively, of the Company’s common stock to the father of the Company’s acting CEO and CTO as more fully described in Note 4.

In September 2012, the Company granted warrants to purchase 350,000 shares of the Company’s common stock to a director as more fully described in Note 4.

Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities. In connection with his separation, the Company agreed to pay the former President $150,000 plus COBRA payments over 14 months. In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. In addition, options and stock appreciation rights to purchase 2,125,000 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to him, were cancelled. The Company recognized a severance expense of $168,920 upon the signing of the agreement representing the total liability to the Company under the severance agreement. As of March 31, 2014, the remaining liability under the agreement amounted to $3,519.

In September 2013, the father of the Company’s Chief Operating Officer and principal stockholder was appointed to the board of directors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014. As of March 31, 2014, there were no cash equivalent balances held in depository accounts that are not insured.

At March 31, 2014, four customers accounted for 32.7%, 19.7%, 14.4% and 14.4% of accounts receivable.

For the nine months ended March 31, 2014, one customer accounted for approximately 68.3% of sales.

During the nine months ended March 31, 2014, all sales resulted from two products, FireIce® and Soil2O® which made up 87.0% and 13.0%, respectively, of total sales. Of the FireIce® sales, 68.1% related to the sale of EMFIDS, 29.1% related to the sale of FireIce® products, 1.6% related to paid for research and 1.2% related to sales of the FireIce Home Defense units. Of the Soil2O® sales, 5.1% related to traditional sales of Soil2O® and 94.9% related to sales of Soil2O® Dust Control.

Three vendors accounted for 30.2%, 14.3% and 11.4% of the Company’s approximately $564,000 in purchases of EMFIDS parts, raw material and packaging during the nine months ended March 31, 2014.

NOTE 8 - Subsequent Events

Since April 1, 2014 the Company has issued 449,113 shares of common stock and two year warrants to purchase 224,557 shares of common stock at an exercise price of $2.00 per share in exchange for $300,000 in connection with private placements with our COO and principal stockholder.  In addition, the Company has issued 65,000 shares of common stock in exchange for $42,989 in private placements with two accredited investors.

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2013.

Sales

For the nine months ended March 31, 2014, we had sales of $717,884 as compared to $206,880 for the nine months ended March 31, 2013, an increase of $511,004 or 247.01%. Sales of product during the nine months ended March 31, 2014 consisted of $93,452 for Soil2O® and $624,432 for FireIce® and related products. The Soil2O® sales consisted primarily of Soil2O® dust control. FireIce® sales consisted of $435,000 related to the sale of EMFIDS units, $181,898 related to product sales and $7,534 related to sales of HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our new EMFIDS units, at such time as   as we gain traction with state wildland organizations and with the beginning of dust season in the western states.

Cost of Goods Sold

Cost of goods sold was $306,734 for the nine months ended March 31, 2014 as compared to a cost of goods sold of $81,003 for the nine months ended March 31, 2013. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 42.7% for the nine months ended March 31, 2014 as compared to 39.2% for the nine months ended March 31, 2013. The slightly higher cost of sales percentage in fiscal 2014 relates to the sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $5,223,267 for the nine months ended March 31, 2014 as compared to $4,719,808 for the nine months ended March 31, 2013. The increase in fiscal 2014 expenses resulted primarily from (1) an increase in salaries and employee benefits of $263,239 resulting from the addition of two management personnel and five sales personnel and personnel costs supporting the Con Edison manhole fire program at our facility in Brooklyn; (2) an increase in professional fees of $169,450 relating to the cost of litigations, increased patent attorney fees resulting from the development of the EMFIDS and other R & D projects; (3) an increase in non-cash compensation expense related to the vesting of employee, executive management and director options of $113,105 and (4) an increase in facility costs of $61,889 in connection with facility in Brooklyn. These increases were partially offset by a decreases of $88,185 in sales and marketing expense, $49,452 in travel and $21,711 in investor relations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

During the three months ended March 31, 2014, the Company analyzed its monthly expenses and identified a number of areas where expenses could be reduced without affecting its ability to commercialize and market its products.   In connection with this cost cutting analysis, the Company terminated its investor relations firm, eliminated certain website expenses and its on-call staffing expenses.  The Company anticipates further reductions will be made as it continues to identify expenses which may be reduced or eliminated in order to effectively manage its costs.

Research and Development Expenses

R&D expenses were $234,692 for the nine months ended March 31, 2014 as compared to $98,967 for the nine months ended March 31, 2013. The expenses for the nine months ended March 31, 2014 related to research of potential product delivery system enhancements for FireIce®, including EMFIDS and testing of new processes for the application of our Soil2O® "Dust Control" product.

Loss from Operations

Loss from operations was $5,046,809 for the nine months ended March 31, 2014 as compared to $4,692,898 for the nine months ended March 31, 2013. The increased loss resulted from the higher operating expenses which were only partially offset by the increase in sales.

Other Income

In November 2013, the Company recognized other income of $200,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee. The reduction was recorded to reflect insurance payments made to the plaintiff.  During the three months ended March 31, 2013, the Company recognized other income of $941,000 as a result of the court reducing the jury award from $1,446,000 to $505,000.

Loss on Conversion of Interest

The loss on conversion of interest of $201,175 relates to the conversion on February 1, 2014 of accrued interest in the amount of $149,811 in exchange for 432,028 shares of common stock in accordance with a convertible note agreement.

Cost of Repricing of Warrants to Induce Exercise

The Company recorded a cost of repricing warrants of $70,491 for the nine months ended March 31, 2013 related to the reduction of the exercise price of warrants to purchase 1,820, 000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.

Interest Expense

Interest expense was $351,559 for the nine months ended March 31, 2014 as compared to $399,119 for the nine months ended March 31, 2013. The higher expense during the nine months ended March 31, 2013 resulted from the amortization of the debt discounts related to short term convertible notes. Amortization of these discounts was $306,982 for the nine months ended March 31, 2013 as compared to $178,428 for the nine months ended March 31, 2014. This decrease was partially offset by an increase in accrued interest of $110,396 for the nine months ended March 31, 2014 which is attributable to a higher interest rate.

Net Loss

Net loss was $5,593,682 for the nine months ended March 31, 2014 as compared to $4,061,186 for the nine months ended March 31, 2013. The higher net loss resulted from the higher operating expenses which were only partially offset by the higher gross profit resulting from the increase in sales. Net loss per common share was $0.16 for the nine months ended March 31, 2014 as compared to $0.14 for the nine months ended March 31, 2013. The weighted average number of shares outstanding for the nine months ended March 31, 2014 and 2013 were 35,403,321 and 28,443,780, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013.

Sales

For the three months ended March 31, 2014, we had sales of $122,038 as compared to $84,977 for the three months ended March 31, 2013, an increase of $37,061 or 43.61%. Sales of product during the three months ended March 31, 2014 consisted of $27,650 for Soil2O® and $94,389 for FireIce® and related products. The Soil2O® sales consisted of sales of Soil2O® dust control amounting to $24,054 and sales of Soil2O of $3,596. FireIce® sales consisted of $93,655 related to product sales and $734 related to sales of HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our new EMFIDS units  as we gain traction with state wildland organizations and with the beginning   of dust season in the western states.

Cost of Goods Sold

Cost of goods sold was $44,661 for the three months ended March 31, 2014 as compared to a cost of goods sold of $31,425 for the three months ended March 31, 2013. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 36.6% for the three months ended March 31, 2014 as compared to 36.9% for the three months ended March 31, 2013. The variance in the cost of sales percentage in fiscal 2014 relates to the sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,296,995 for the three months ended March 31, 2014 as compared to $1,643,710 for the three months ended March 31, 2013. The decrease in fiscal 2014 expenses resulted primarily from (1) a decrease in salaries and employee benefits of $228,245 relating to severance pay of $158,620 included for the three months ended March 31, 2013 and a decrease in personnel costs in our Brooklyn facility during the three months ended March 31, 2014; (2) an decrease in non-cash compensation of 41,986; (3) a decrease in sales and marketing of $51,660; and (4) a decrease in travel of $31,208.

Research and Development Expenses

R&D expenses were $96,861 for the three months ended March 31, 2014 as compared to $75,236 for the three months ended March 31, 2013. The expenses for the three months ended March 31, 2014 related to research of potential product delivery system enhancements for FireIce®, including EMFIDS and testing of new processes for the application of our Soil2O® "Dust Control" product.

Loss from Operations

Loss from operations was $1,316,479 for the three months ended March 31, 2014 as compared to $1,665,394 for the three months ended March 31, 2013. The reduced loss resulted from the lower operating expenses and higher gross profit.

Other Income

During the three months ended March 31, 2013, the Company recognized other income of $941,000 resulting from the reduction of the accrual for losses from litigation related to a lawsuit filed by a former employee as a result of the court reducing the jury award from $1,446,000 to $505,000.

Loss on Conversion of Interest

The loss on conversion of interest of $201,175 relates to the conversion on February 1, 2014 of accrued interest in the amount of $149,811 in exchange for 432,028 shares of common stock in accordance with a convertible note agreement.

Cost of Repricing of Warrants

The Company recorded a cost of repricing warrants of $70,491 for the three months ended March 31, 2013 related to the reduction of the exercise price of warrants to purchase 1,820,000 shares of common stock with exercise prices from $1.25 to $1.75 per share to $0.50 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was $111,795 for the three months ended March 31, 2014 as compared to $96,514 for the three months ended March 31, 2013. The higher expense during the three months ended March 31, 2014 resulted from the primarily from a higher interest rate.

Net Loss

Net loss was $1,629,435 for the three months ended March 31, 2014 as compared to $861,151 for the three months ended March 31, 2013. The higher net loss resulted from the absence of other income during the three months ended March 31, 2014. Net loss per common share was $0.04 for the three months ended March 31, 2014 as compared to $0.03 for the three months ended March 31, 2013. The weighted average number of shares outstanding for the three months ended March 31, 2014 and 2013 were 37,539,224 and 30,299,733, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2014, the Company used net cash of $4,086,706 in operating activities as compared to net cash used in operating activities of $3,075,253 for the nine months ended March 31, 2013. Net cash used during the nine months ended March 31, 2014 resulted primarily from the net loss of $5,593,682, an increase in inventories of $259,781, an increase in accounts receivable of $52,355, payments on the accrual for severance agreement for our former president of $98,537 and a reduction of accounts payable of $64,280 which were partially offset by non-cash stock based compensation of $1,438,050, the loss on conversion of interest of 201,175, non-cash amortization of debt discounts of $167,609, depreciation of $41,391 and an increase in accrued expenses of $133,315.  Net cash used during the nine months ended March 31, 2013 resulted primarily from the net loss of $4,061,186, recognition of the reversal of losses from litigation of $941,000, an increase in inventory of $123,213 and an increase in other assets of $11,255 which were partially offset by non-cash stock based compensation of $1,234,945, amortization of convertible note discounts of $259,548, vesting of restricted stock units of $90,0000, loss on repricing of warrants of $70,491, depreciation of $38,004 increases in accounts payable, accrued expenses and severance accrual of $202,978, $67,001 and $144,286, respectively, and a decrease in prepaid expenses of $44,290.

Cash flows used in investing activities for the nine months ended March 31, 2014 amounted to $72,851 and related to purchases of office equipment, computer peripherals and a vehicle and mixing equipment to support sales to the utility market.

Cash flows from financing activities for the nine months ended March 31, 2014 were $4,140,331 as compared to $3,534,032 for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, the Company received $1,000,000 from its principal stockholder in exchange for a note convertible at $1.00 per share and warrants to purchase 500,000 shares at an exercise price of $1.30 per share in a private placement, received $18,200 from the exercise of options to purchase 20,000 shares of common stock at an exercise price of $0.91 per share, $2,038,538 from accredited investors in exchange for 3,200,471 shares of common stock in connection with private placements, $570,000 in exchange for 577,428 shares of common stock in connection with the Lincoln Park, or LPC, stock purchase agreement and $730,000 in exchange for the issuance of 957,647 shares of common stock and five year warrants to purchase 449,412 shares of common stock at exercise prices between $1.00 and $1.25 per share in connection with a private placements with accredited investors and received $25,000 in connection with the exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 per share. The amounts received were used to make repayments on convertible notes payable to related parties of $85,880, to make payments of $115,822 due to convertible note holders held by third parties and to make payments on insurance premium finance contracts of $39,705. During the nine months ended March 31, 2013, the Company received $910,000 from the exercise of options to purchase 1,820,000 shares of common stock at an exercise price of $0.50 per share, $1,258,000 from ten accredited investors in exchange for 3,054,068 shares of common stock in connection with a private placement, $810,003 in exchange for 1,333,820 shares of common stock in connection with the stock purchase agreement with LPC, $175,000 in exchange for nine-month convertible notes with two accredited investors and $500,000 from the Company’s principal stockholder in exchange for a one year convertible original issue discount note. The amounts received were used to make repayments on notes payable to related parties of $84,219 and to make payments on insurance premium finance contracts of $34,752.

Historical Financings

Since July 1, 2013, GelTech has raised $2,768,538 from the sale of common stock in connection with private placements with nineteen accredited investors including Michael Reger, our principal stockholder and Chief Operating Officer, and Neil Reger, a director.  In consideration for their investments, GelTech issued 4,158,118 shares of common stock at prices ranging from $0.55 to $1.32 per share and 449,512 warrants with exercise prices ranging from $1.00 to $1.30 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Liquidity and Capital Resource Considerations

As of May 12, 2014, we had $39,623 in available cash. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing equipment and support vehicles in the future, depending on demand.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investors (1)	January 7, 2014 to March 27, 2014	1,503,207 shares of common stock	Purchase of shares at prices from $0.55 to $0.65 per share by eight investors
Consultant (1)	March 24, 2014	5,000 five-year warrants exercisable at $0.85 per share	Consulting services

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

GELTECH SOLUTIONS, INC.

May 12, 2014	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

May 12, 2014	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Form of Subscription Agreement	10-Q	11/14/13	3.2
10.2	Form of Warrant	10-Q	11/14/13	3.3
10.3	Reger Note dated July 11, 2013				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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