Form 10-K
period 2014-06-30
GelTech Solutions, Inc.
filed 2014-09-29
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13.7 million based on December 31, 2013 closing price of $0.70 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 42,264,310 shares outstanding as of September 26, 2014.

SIGNATURES	41

PART I

ITEM 1. BUSINESS

GelTech is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

●

FireIce® – a fire suppression and fire retardant product,

●

Emergency Manhole FireIce Delivery System, or EMFIDS – a system which immediately delivers a stream of FireIce® on the ladder and on the utility worker when there is a fire or explosion in the manhole,

●

Soil2O®– “Dust Control” – a dust control product we introduced in fiscal 2011, which is effective at controlling airborne particulate matter while substantially reducing water usage, and

●

Soil2O® – a line of agricultural moisture retention products.

FireIce®

Industry Overview

The fire suppression market in the United States is currently estimated at about $888 million and is estimated to exceed $1 billion by 2016 according to the most recent IHS, Inc. report released in November 2012.  Until 1989, halon was a popular fire suppressant because it could be used to protect highly valued assets that would be damaged by traditional water sprinkler systems.  However, in 1989 the Montreal Protocol determined that halon depleted the ozone layer, and in 1994, the United States Environmental Protection Agency banned its production.  Since then, the lack of availability of halon fire suppressants has sparked worldwide efforts in developing alternative firefighting agents and delivery systems. In November 2010, the United Nations Environment Programme adopted a resolution urging states to intensify development of acceptable halon alternatives for fire extinguishing systems used in aircraft and hand-held fire extinguishers.  The following year, the International Civil Aviation Organization agreed to phase out the use of halon in hand-held fire extinguishers on aircraft by 2016.

Our fire suppression business has two marketing thrusts:

●

suppression of structural and other fires within cities and towns, including manhole and utility pole fires, and

●

suppression of wildland fires managed by federal and state land stewardship agencies.

According to the National Fire Protection Association, in 2013 there were 1,240,000 fires in the United States that caused approximately $11.5 billion in damage. In 2013, there were 25,097 structural fires in New York where the fire department budget has an operating budget for fiscal year 2014 of $1.7 billion. The United States Forest Service, or the Forest Service, and the Department of the Interior are responsible for protecting most federal lands from wildfires. For fiscal year 2014, approximately $3.4 billion has been appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildfires, which includes approximately $396 million to be used in the suppression of wildfires.  California has experienced over 4,600 fires involving over 85,000 acres thus far in 2014.

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

FireIce® has the following properties. We believe it:

●

is non-toxic,

●

is environmentally safe,

●

is non-corrosive to metals,

●

mixes easily with water,

●

when mixed with water, will not clog or stick in spraying devices,

●

reduces the threat of a fire rekindling,

●       has superior vertical adhesion ability for structure / exposure protection

●

extinguishes fires more rapidly than traditional methods, and

●

is lighter when mixed with water than competing products thus reducing airframe stress in aerial applications

FireIce is also offered in several colored variations, designed for visibility in air tanker applications.  Two of the colorants, a Fugitive Orange (Sunset Orange) and a Fugitive Blue (Cool Blue) were approved by the USFS Qualified Product List in 1Q2014.  The colored products are designed specifically for wildland applications, and compete with existing long term retardant products that are on the market.

In addition to selling FireIce® by itself, we have developed two products which use FireIce®: (i) EMFIDS and (ii) FireIce® Home Defense Unit.  In fiscal 2014, we also began selling a FireIce® Utility Fire Extinguisher to utility companies for use on utility pole fires and other field applications.  We envision these extinguishers will provide utility companies with an introduction to FireIce® which will lead them to incorporate FireIce® into other areas of their operations.

Since January 2009, our senior management has focused on marketing FireIce® to Consolidated Edison, or Con Ed, to develop a preferred solution in combating manhole and utility pole fires.   This led to the recent development of the EMFIDS which is an innovative system designed to deliver a mixture of FireIce® and water into a manhole. This stream of FireIce® and water is intended to coat the ladder and the utility worker in the event of an incident involving an explosion or fire in the manhole while utility workers are performing routine repairs or maintenance.  The unit has been designed by GelTech to be quickly set up and disassembled by utility crews. EMFIDS delivers FireIce® from 12 custom designed strategically located spray nozzles, six on the ladder itself and six on a halo that fits into the opening of the manhole.  The FireIce® and water mixture is contained in a pressurized tank which is mounted to the utility company’s vehicle and is connected to the unit by one hose; that connects to both the ladder and the halo.  EMFIDS can be activated three ways (1) manually by pressing an activation button on the control panel located in the maintenance vehicle, (2) automatically by a heat sensor located on the halo and (3) manually by pressing an activation button located on the ladder.  Once activated, the system is designed to deliver FireIce® continuously for at least one minute.  The main purpose of EMFIDS is to maintain the integrity of the ladder in the manhole and to coat the utility worker with FireIce®, providing the worker the opportunity to escape the manhole thereby improving the worker’s chance for survival.  Each time a unit is activated, GelTech will require that the unit be returned to a nearby GelTech facility to be cleaned, inspected, recharged and refilled with FireIce® prior to being redeployed in the field.

The Home Defense Unit previously sold in three versions (i) an industrial version which includes a pressure cleaner, a patented wand assembly and FireIce® powder; (ii) a smaller version for homeowners which consists of a smaller pressure cleaner, a patented wand assembly and FireIce® powder; and (iii) the patented wand assembly and FireIce® powder for those homeowners who have pressure cleaners.  Beginning in fiscal 2014, we discontinued sales of pressure cleaners and have limited sales to our patented wand assembly and FireIce® powder which we refer to as the “HDU Wand Kit”.

Uses

There are many existing and potential uses for FireIce®. Because it is both a fire suppressant and a medium term fire retardant, FireIce® allows greater flexibility in attacking fires as follows:

●

FireIce® can be sprayed directly on manhole and utility pole fires with our innovative eductor nozzle gun.

●

FireIce® can be dispensed via EMFIDS on the ladder and utility worker during an emergency that occurs while workers are performing repairs or routine maintenance.

●

FireIce® can be applied directly to buildings and other structures as a retardant to protect them from advancing fires.

●

FireIce® can be used in most common wildland and urban firefighting equipment with little or no modification and can be used in direct fire suppression and in structure protection. This includes pressurized water extinguishers, pumper and brush trucks, roll-on or skid units, fixed tanker aircraft and helicopters, backpack extinguishers, or even hand held spray bottles.

●

FireIce® can also be rapidly sprayed on foliage to create a firebreak and prevent the spread of fires.

●

The advantage of using FireIce® in airtankers include a consistent drop pattern, controlled drift, excellent adhesion to canopy and penetration, superior visibility and improved performance as a fire line and direct attack suppressant.

The National Interagency Fire Center reported that in 2014, $1.7 billion was spent by federal agencies to suppress 47,579 wildfires involving 4.3 million acres in the U.S.

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

Because of the wildfires which threaten the United States each year, we recognized the potential for FireIce® and the tremendous marketplace for aerial firefighting in conjunction with the Forest Service. GelTech was notified by the Forest Service in March 2011 that FireIce® would be listed on the Forest Service’s Qualified Products List, or the QPL List. Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and Federal lands. In May 2012, we were one of two companies awarded blanket purchase agreements by the Forest Service to provide FireIce® product and services in support of single engine air tankers (SEATS), helicopters and very large air tankers (VLATS) in aerial wildland firefighting operations and also for wildland firefighting ground operations. While these agreements do not require the Forest Service or other governmental agencies to use our product or services, the agreements establish the pricing and terms in the event any of these agencies deploy our equipment and product to fight wildfires. This blanket purchase agreement was renewed in May 2014.

Since we received these agreements, we have been deployed by the Bureau of Indian Affairs on wildfires in New Mexico and have been used on a limited basis by the Forest Service to fight fires in Washington. Under the terms of our approval by the Forest Service, FireIce® may be deployed for use on wildfires except in fixed-tank helicopters and multi-engine planes.

In addition, during fiscal 2014 FireIce® was used by state agencies to suppress wildfires in five states in the United States and was used by provincial agencies in two provinces in Canada. Product demonstrations, evaluations and pilot programs are scheduled with state agencies in three additional states and with a federal agency in the fall of 2014.  Despite this progress to date, the Company has not generated material revenue from the application of FireIce® for wildland firefighting.

To date, the sales of the Home Defense Unit have not been material. We expect to support the Home Defense Unit by continuing to market it in California and in other western states where homes are threatened by wildfires. These efforts will be limited to the marketing of our patented HDU Wand Unit and may include local advertising where appropriate and recruiting local distributors. We currently have one distributor in each of Colorado, Montana, Nevada and Southern California.

In July 2013, we received a substantial purchase order from Con Ed for the EMFIDS.  Earlier in 2013, we opened a facility in Brooklyn, New York to support the initial training of fire department and Con Ed personnel in the proper use of FireIce® to combat manhole fires.  Our lease for this facility expired in August 2014 and was not renewed.

We are currently marketing the use of the EMFIDS to other utility companies throughout the United States.

In addition to domestic sales, we have also devoted efforts to sell FireIce® internationally. We believe the international market may provide us an important opportunity.

In November 2011, we entered into an exclusive distribution agreement for Australia. Our distributor, which has operations in 38 countries and generates annual revenues of €2 billion, is required to make minimum annual purchases in order to retain its exclusive status. To date, our Australian distributor has not met their minimum purchase commitments. In March 2012, GelTech entered into a five year exclusive distribution agreement for Turkey. In order to maintain exclusivity, the distributor has agreed to minimum annual purchases totaling $925,000 over the next five years. Initially, our Turkish distributor is required to make minimum purchases of $175,000 through 2013. To date, the Turkish distributor has made product purchases totaling $88,000.

In addition to the distributor agreements in the countries noted above, we have demonstrated our product in Russia and Brazil. These countries are covered by an exclusive agreement with a company in which one owner is a former officer and director of GelTech.  In March 2013, we notified the company that we were terminating the agreement, however we received notification from an attorney representing the distributor that they do not believe our termination was in accordance with the terms of the agreement, although no suit has been filed by the distributor to date. Our relationship with the former officer and director is not good.  See the lawsuit we filed against him in “Item 3 – Legal Proceedings.”  We are currently in dialogue with this former officer to determine if we can reach a settlement.

In our international sales program, we require payment in advance of shipment through irrevocable letters of credit. We also require payment in United States dollars to eliminate the risk of currency fluctuation.

During the year ended June 30, 2014, sales of FireIce® and its related products accounted for 80.8% of our revenues.

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The base ingredients of FireIce® are manufactured by a third party and packaging is performed for us by two other third parties. However, there are also several other companies that are able to manufacture the base ingredients. In addition, there are numerous sources for the parts needed to manufacture the EMFIDS.

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

●

Currently, FireIce® is the only water enhancing gel that can be easily mixed and applied to fires as a suppressant.

●

When mixed with water, FireIce® weighs less than other fire retardants/suppressants currently being used thus reducing stress on aircraft airframes and improving pilot safety

●

FireIce® is different from foam. Foam consists of air bubbles in water and a small amount of surfactant. When the bubbles burst, the foam collapses. When mixed with FireIce®, water is held by a three-dimensional network of cross-linked polymers. When FireIce® is applied to the fire, the water evaporates and the liquid collapses, sapping the fire of not only heat but oxygen as well. It takes longer for water to evaporate from our polymer than for air bubbles to burst. We believe this is how FireIce® provides more efficient protection and lasts longer than foam.

In the wildland firefighting industry, the market is made up of the numerous state and federal agencies responsible for protecting state and federal wildlands and parks. The market leader in the wildland chemicals industry is Phoschek. Because of the strong relationships Phoschek has with these agencies, many dating back to the 1960’s, and the natural resistance to change, which can be even greater in the government sector, we have encountered significant resistance as we attempt to gain market share. Nonetheless, we believe that FireIce® has distinct advantages over Phoschek’s products in aerial attack and ground operations. FireIce® is significantly less expensive to purchase and operate, more effective at suppressing fires, is non-corrosive to aircraft parts, is lighter than current Phoschek products thus reducing airframe stress and maximum load issues, is not harmful to plant fish and wildlife and has superior drop characteristics... Phoschek is classified by the US Forest Service as a long-term retardant, but current tactics include using it in direct attack. FireIce® classified by the US Forest Service as water enhancer and has been effectively used by multiple agencies in “direct attack” and as medium-term retardant is used in “indirect attack”.  Direct attack is when the product is dropped directly on the edge of a fire. Indirect attack is when the product is used to create a fire break in front of the fire. Some long-term retardant gels take time to dry and cure in order to create a fire break. FireIce® is ready immediately to be used on fires. Based on these factors and our successes with the state and federal agencies that have used FireIce®, we believe we will eventually overcome the competitive barriers.

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

National Foam, part of the Kidde Fire Fighting organization, is a manufacturer of foam concentrate, foam proportioning systems, fixed and portable foam firefighting equipment, monitors, nozzles and specialized big flow pumping solutions. National Foam has historically been at the forefront of foam firefighting and fire control technology and is the acknowledged world leader in providing foam based solutions. Other brands associated with National Foam include: Feecon, offering airport crash rescue and general mobile firefighting equipment and Wirt Knox, offering a range of hose racks, reels, carts and general hose storage accessories. National Foam has significant financial resources and is part of a large firefighting company conglomerate. Thus, it has significantly more financial, marketing and sales resources than we do.

Thermo-Gel® provides the firefighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It does require special expensive equipment to use. Thermo-Gel is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the Forest Service. In addition to the expense of the equipment needed to use the product, ThermoGel also requires frequent agitation to remain usable, has poor drop characteristics, requires a 30 minute hydration time and is difficult to clean off of aircraft, mixing equipment and airport tarmacs.

There are no systems comparable to EMFIDS that are readily available in the market.  There are other safety products for utility workers, but none are capable of delivering fire suppression and structure protection immediately following an underground event.

Seasonality

There is no real seasonality to structural fires. These occur throughout the year. In wildland fires, FireIce® use will be more likely during the warmer, drier summer months when forest and other wildland fires are more prevalent. However, in Southern California wildland fires occur year round and are most damaging in September and October. This seasonality may be minimized if we are able to expand our distribution internationally to countries in the Southern hemisphere. The occurrence rate for manhole fires is highest in the summer and winter months.

Utility workers perform maintenance on underground systems year round.  As such, demand for EMFIDS should be year round, however there may be some seasonality based upon utility capital budgeting cycles.

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

Benefits

Soil2O® “Dust Control” is beneficial because it will reduce the number of times companies will need to spray haul roads, thus reducing water usage, fuel, vehicle maintenance and labor costs. In addition, the product is non-toxic and environmentally friendly and can be integrated into the reclamation process for mining companies.

Sales and Marketing

We began sales of Soil2O® “Dust Control” in Southern California in December 2010 and have two full-time employees responsible for selling the product, focusing on dust control for the rock quarry, construction, and agricultural industries. For the year ended June 30, 2014, Soil2O® “Dust Control” accounted for 17.3% of our revenue.

In January 2014, the Company entered into a national vendor agreement with White Cap HD Supply, the leading distributor of specialty hardware, tools and materials for large and medium-sized contractors.  Under the agreement, White Cap is currently stocking Soil2O® “Dust Control”, Soil2O® Soil Cap and related equipment in the southwestern United States, primarily in the southern California and Arizona market.  It is mutually anticipated that they will expand to additional markets beginning next spring.

In July 2014, the Company introduced a companion product to Soil2O® “Dust Control”.  The product called Soil2O® Soil Cap is a highly effective solution to stabilize stockpile dust and limit erosion caused by rain and wind.  Soil2O® Soil Cap penetrates and bonds with stockpile aggregate creating a durable, waterproof shell.  Soil2O® Soil Cap is effective for use on any stockpile or low traffic area susceptible to airborne dust or erosion. White Cap HD Supply has been successful in the marketing this product.

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

There are a few niche dust control products in the marketplace. The main and most widely used product is Magnesium Chloride, or MagChloride. MagChloride has a hygroscopic quality which has the ability to absorb moisture from the air, controlling the number of small particles which become airborne. MagChloride still needs many laps with a water truck to keep it hydrated and working. After just a few applications our “Dust Control” product helps to limit the times a water truck is needed, saving fuel, labor costs, and thousands of gallons of water per day.

Soil2O®- Agricultural Application

Industry Overview

According to the USDA, although less than 15 percent of U.S. cropland is irrigated, agriculture accounts for 80 percent of the nation’s consumptive water use.  According to the World Bank, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection.  However, irrigation in all forms costs billions of dollars a year.  The total estimated cost for irrigation in 2013 for the Central Valley Project in California alone was $3.6 million.  The total value of all loans currently held by the World Bank for irrigation and drainage is $4.7 billion.  After decades of successfully expanding irrigation and improving productivity, farmers and managers face an emerging crisis in the form of poorly performing irrigation schemes, slow modernization, declining investment, constrained water availability, and environmental degradation. Similarly, irrigation for golf courses can be costly as well.  According to the United States Golf Association, it is not uncommon for irrigation systems to cost more than $1 million per golf course.  Effective irrigation and water management practices can help maintain profitability for farmers and golf course managers in an era of increasingly limited and more costly water supplies.

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

The Product

We are marketing two distinct versions of Soil₂O®; a unique, topically applied version (Soil₂O® Topical) and a long term in situ version (Soil₂O® Granular). Soil₂O® Topical is a fine particle blend that is mixed with water and is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. Soil₂O® Granular has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. Soil₂O® Granular is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

Soil₂O® Granular’s main ingredient is polyacrilamide cross-linked polymer. Versions of this product have been used in the agricultural industry for many years. Soil₂O® can absorb hundreds of times its weight in water. Water is rapidly drawn into a polymer network where it is stored. As the soil dries out, the polymer releases up to 95% of the water it has absorbed back into the soil. Therefore, the water becomes available when the plants need it most.

Both Soil₂O® Topical and Granular naturally degrade over time in soil. Sunlight and salinity exposure make it break down faster. Soil₂O® Topical is used as a top dressing and sprayed onto already established turf and grasses. Our formulation provides a specifically formulated particle size which, with irrigation, gets down to the roots to supply turf and grasses with water and nutrients. Since the Soil₂O® Topical particle size is very small and not as protected from the ultraviolet light given off by the sun as the granular form, it is broken down much more rapidly than the granular. Soil₂O® Granular is tilled directly into the soil and will last for three to five years without having to be reapplied. The market for the granular product includes newly-designed golf courses, courses doing replanting as part of their continual golf course maintenance or any new landscaping project. Although granular form re-orders for large scale use may be limited due to its long duration in soil, we expect it to be used in both industrial and retail markets for the planting of landscaping which always has constant turnover due to landscaping re-design, re-planting and young tree mortality rates. We are marketing both versions of Soil₂O® to the agricultural market.

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

Sales and Marketing

GelTech has limited its marketing efforts for Soil₂O® Topical and Granular to applications for golf courses and commercial landscapers. Golf course superintendents find the product works well on berms and around sand traps where water run-off is an issue. Commercial landscapers use our granular product to improve growth and reduce plant mortality for new plantings.

In the year ended June 30, 2014, Soil2O® accounted for 2.0% of our revenue.

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

●

Turbo Technologies, Inc.

●

American Soil Technologies, Inc. [OTCBB: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. files reports with the SEC. However, from American Soil’s filings with the SEC, it is clear that it has experienced significant losses, has nominal revenue and assets, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete.  It supplies polymer soil additions and other related products. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has two patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on Soil2O® itself or on any of its uses, it is possible that a competitor could reverse engineer Soil2O® and market it under its own brand name. We have filed a patent application for the Soil₂O® Topical.

Seasonality

We anticipate that sales of Soil2O® will be higher during the spring and summer quarters. However, we do not expect as much seasonality in the Southeastern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a demand for Soil2O® may be higher if the drought conditions affecting the Midwestern and Southwestern U.S. persist.

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

●

U.S. patent, Patent No. 8,757,280 – Method of Extinguisher Underground Electrical Fires;

●

U.S. patent, Patent No. D637,357 – Fire Extinguisher Dispensing Hose;

●

U.S. patent, Patent No. D684,662 – Firehose Handheld Eductor Nozzle;

●

U.S. patent application, Serial No. 12/870,333 - Water Based Fire Extinguisher.

●

U.S. patent application, Serial No. 14/109,740 – Aerial Bucket Lift Electrical Safety Apparatus;

●

U.S. patent application, Serial No. 62/008,534 – Tanker Truck Eductor System;

●

U.S. patent application, Serial No. 62/016,847 – Utility Pole Protection Device;

●

U.S. patent application, Serial No. 62/018,894 – Method and apparatus for treating underground conduits;

●

U.S. patent application, Serial No. 62/035,226 – Fire Suppression Device for Oil and Gas Containment area;

We also hold patents for our hurricane suppression project. Our Chief Technology Officer continues to develop potential new products. We recently filed new patent applications, some of which are to improve our existing technologies and others are for new products.

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

●

GelTech Solutions®

●

FireIce®

●

SkinArmor™

●

Soil2O®

●

WeatherTech Innovations®

Employees

As of September 26, 2014, we had 24 employees of which all are full-time employees. We hire independent contractors on an “as needed” basis only. None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer, we employ three other members of the Cordani family. See the section titled “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development

During the last two fiscal years, GelTech spent $274,005 and $179,158 on research and development expenses.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $8,417. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices. We also lease space on a month-to-month basis in an industrial yard in California which houses inventory at a monthly cost of $1,750.  In February 2014, the Company signed a 6 month lease for a building in Brooklyn, New York, to support operations in the New York City area, at a monthly rent of $4,000.  GelTech did not renew the lease.

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

In January 2013, the Court ruled in favor of GelTech’s post-trial motions dismissing the $200,000 civil theft claim against Mr. Cordani and reducing the verdict against GelTech to $500,000. In February 2013, GelTech was granted a new trial on damages relating to the verdict.  The new trial on damages was held in September 2014.  Post trial briefs and proposed orders are due October 14, 2014, after which the judge will review the briefs and trial testimony and render a final decision.

On June 3, 2013, GelTech filed a lawsuit in the 15th Judicial Circuit Court in Palm Beach County, Florida, against Jerome Eisenberg, a director and former Executive Chairman, for inducing GelTech to enter into an Employment Agreement based on false representations by Mr. Eisenberg that he would facilitate a $25 million financing on behalf of GelTech. GelTech is seeking to have the Court rescind the Employment Agreement and recover the compensation paid to Mr. Eisenberg under the Employment Agreement. Mr. Eisenberg is an officer of a company which had entered into a long-term Distribution Agreement with GelTech in 2009.

In November 2013, Mr. Eisenberg countersued the Company for breach of the Employment Agreement. See “Certain Relationships and Related Transactions, and Director Independence”, under Item 13 Part III of this filing.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “GLTC”. Our common stock last traded at $0.35 on September 26, 2014. As of that date there were approximately 240 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year
2014
June 30, 2014	$0.93	$0.60
March 31, 2014	$1.00	$0.64
December 31, 2013	$1.23	$0.58
September 30, 2013	$1.70	$0.77
2013
June 30, 2013	$1.20	$0.855
March 31, 2013	$1.75	$0.31
December 31, 2012	$0.64	$0.21
September 30, 2012	$0.99	$0.55

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933 as described below.

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance

Investors (1)	4/4/14 – 5/30/14	152,798 shares of common stock	Investment of approximately $93,000 by four accredited investors

———————

(1)	Exempt under Section 4(a)(2) and Rule 506(b) of the Securities Act.

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

Overview

GelTech Solutions, Inc., or GelTech, generates revenue primarily from marketing the following three products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (3) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire.  Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market. During the fourth quarter of fiscal 2014, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion. We have yet to generate significant revenue from these two products and are currently evaluating the potential commercialization of these products. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

Critical Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The accounting estimates discussed below involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

Under ASC 605-15-25 we recognize sales of our products when each of the following has occurred:

-	The price of the product sold is fixed or determinable and evidence of an agreement is present.

-	The title and risk of loss of the product has passed to the buyer and the sale is not contingent upon the buyer being able to resell the product.

-	We have a reasonable expectation that the buyer has the intent and the ability to pay for the product ordered.

-	We have no future obligation to the seller related to the product sold.

Stock-Based Compensation

We have granted stock options to our officers and directors at exercise prices equal to or greater than the fair value of the shares at the date of grant.

Under ASC 718-10 we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option and warrant at the grant date using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 7 to the Consolidated Financial Statements contained herein. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

We use the trading price of our common stock, or alternatively, the price of recent private placement sales of our common stock in making our estimates.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

For the Fiscal Year Ended June 30, 2014 Compared to the Fiscal Year Ended June 30, 2013.

Revenue

For the fiscal year ended June 30, 2014, which we refer to as “Fiscal 2014”, we had revenue of $814,587 as compared to revenue of $526,010 for the fiscal year ended June 30, 2013, which we refer to as “Fiscal 2013”. Revenue during Fiscal 2014 consisted of sales of EMFIDS, FireIce® and Soil2O® amounting to $425,000, $222,870 and $156,717, respectively. In addition, the Company recognized revenue of $10,000 from paid for research and development in Fiscal 2014. Revenue in Fiscal 2013 consisted of sales of FireIce® and Soil2O® amounting to approximately $204,185 and $228,825, respectively. In addition, the Company recognized revenue of $93,000 from paid for research and development in Fiscal 2013.We anticipate that our revenues from both FireIce® and Soil2O® will increase in fiscal 2015 due to continued sales of FireIce® and the EMFIDS system to the utility industry and due to increased sales of Soil2O® Dust Control in the southwestern United States.

Cost of Goods Sold

For Fiscal 2014, our costs of goods sold were $393,102 as compared to $180,427 for Fiscal 2013. The change is consistent with the respective revenue from product sales. We expect that our cost of sales will follow the same trend as our revenues in fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,601,353 for Fiscal 2014 as compared to $6,103,435 for Fiscal 2013. This increase is reflective of increases in the following major expense categories:

Salaries and employee benefits – Salaries and employee benefits increased $196,370 as a result of the hiring in July 2013 of a Director of Sales and Operations and in August 2013 of a Director of Utility Markets with combined salaries of $230,000.  This increase was partially offset by a reduction in the use of contract staff in our Brooklyn facility of approximately $40,000.  It is anticipated that these costs will remain constant or slightly decline in fiscal 2015 as we maintain current staffing levels until significant revenues are generated.

Professional fees - Professional fees increased $217,548 related to an increase in legal expenses of $204,000 related to lawsuits by a former employee and a former distributor, and an increase in patent attorney fees of $18,000 related to the new patent filings.

Facilities expense - Facilities expense increased $56,473 related to an increase a full year’s rent and facility related expenses in our Brooklyn facility in Fiscal 2014.  We terminated our lease in Brooklyn in August 2014.

Non-cash compensation – Non-cash compensation expense related to director, executive and employee stock options increased $185,299 in Fiscal 2014 primarily related additional option, SARs and RSU grants to employees and directors. We would anticipate that these expenses would be lower in future years as a result of the forfeiture of outstanding options and SARs upon the resignation by the Company’s former President and the clawback of options and RSUs upon the termination of the Company’s former Executive Chairman and a reduction in the number of options granted in Fiscal 2014.

These expense increases were partially offset by a decrease in the following expense category:

Sales and marketing – Sales and Marketing costs decreased $166,932 in Fiscal 2014 resulting from a reduction in advertising expense, and a reduction in search engine optimization costs. It is anticipated that these costs will remain lower in fiscal 2015.

Research and Development Costs

Research and development costs for Fiscal 2014 were $274,005¸ as compared to $179,158 during the Fiscal 2013. The increase in the Fiscal 2014 amount related to continued research and the second generation EMFIDS system, other FireIce® applications in the utility and other industries and other potential products.  The Company received $10,000 for paid for research in Fiscal 2014 to offset these costs.  We expect that these costs will continue at a relatively even level as we continue to explore new products and new applications of our existing products.

Other Income (Expense)

Net other expense for Fiscal 2014 amounted $658,072 as compared to net other income for Fiscal 2013 of $715,263. In Fiscal 2014, net other expense primarily consisted of interest expense of $462,760 and a loss on conversion of interest of $201,175.  In Fiscal 2013, net other income was primarily impacted by a reduction of the accrual for losses from litigation related to a lawsuit by a former employee. The reduction was recorded to reflect insurance payments made to the plaintiff in settlement of the invasion of privacy and fraudulent misrepresentation awards. In February 2013, the Company received a favorable ruling from the trial judge vacating the civil theft award of $600,000 and reducing the breach of consulting agreement award from $841,000 to $500,000. As a result, the Company has recognized other income of $1,141,000 for Fiscal 2013.  This other income was partially offset by interest expense of $473,605, a loss on extinguishment of debt of $21,311, other expense related to losses on sales of two vehicles and a loss on settlement of a lawsuit with a former distributor of $19,114 and the cost of repricing warrants in order to induce their exercise of $70,491.

Net Loss

For Fiscal 2014 our net loss was $7,111,945 as compared to $5,221,747 for Fiscal 2013. The increase in the net loss was the result of the higher total operating expenses and other income as described above which was partially offset by higher gross profit.  Net loss per common share was $0.20 for Fiscal 2014 as compared to a net loss per common share of $0.18 for Fiscal 2013. The weighted average number of shares outstanding was 36,410,142 and 29,479,048 for the fiscal years ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Fiscal Year Ended June 30,
	2014	2013

Net cash used in operating activities	$5,132,019	$4,195,655
Net cash used in investing activities	72,851	28,496
Net cash provided by financing activities	5,180,861	4,230,232
Net increase (decrease) in cash and cash equivalents	$(24,009)	$6,081

Net Cash Used in Operating Activities

For Fiscal 2014, we used net cash of $5,132,019 in operating activities as compared to $4,195,655 for Fiscal 2013. The increase in cash used from operations was primarily the result of the difference between the prior year reversal of the accrual for losses from litigation due to reduction in the amount of the award and a payment by our insurance provider resulting in a decrease in accrued liabilities of $963,325 as compared to Fiscal 2014 which had no such reversal or payment.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $223,025, the amortization of the remaining balance of $102,056 of the accrual related to the Termination and Release Agreement with our former President, and the investment in inventory of $266,574.

Cash used from operations in Fiscal 2013 was primarily the result of the difference between the prior year accrual for losses from litigation resulting in an increase in accrued liabilities of $1,625,067 as compared to the current year reversal of those accruals due to a $200,000 payment by the insurance company and the reversal of $941,000 of the accrual as result of rulings by the court.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $385,650, and the remaining balance of $102,056 of the accrual related to the Termination and Release Agreement with our former President.

Net Cash Used in Investing Activities

Cash flows used in investing activities for Fiscal 2014 amounted to $72,851 which consisted of the purchase of a vehicle, mobile mixing equipment and general office equipment.

In Fiscal 2013, cash used in investing activities amounted to $28,496 resulting from the purchase of a new support vehicle for our Brooklyn, New York facility plus minimal purchases of computer equipment, net of the proceeds from the sale of a support vehicle maintained at our California facility.

Net Cash Provided By Financing Activities

Cash flows from financing activities for Fiscal 2014 were $5,180,861 as compared to $4,230,232 for Fiscal 2013. During Fiscal 2014, GelTech received $570,000 from the sale of stock to Lincoln Park Capital Fund, LLC, or Lincoln Park, $2,131,527 from the sale of common stock to accredited investors in private placement transactions, $1,705,000 from the sale of common stock and warrants to accredited investors in private placement transactions, $25,000 from the exercise of warrants for cash and $18,200 from the exercise of options for cash and $1,000,000 from convertible notes with related parties. These receipts were used for working capital, capital expenditures for equipment and vehicles to repay third party convertible notes of $115,822, to repay related party convertible notes of $85,880 and to repay $67,164 of insurance financing.

During Fiscal 2013, GelTech received $810,003 from the sale of stock to Lincoln Park Capital Fund, LLC, or Lincoln Park, $1,658,000 from the sale of common stock to accredited investors in private placement transactions, $300,000 from the sale of common stock and warrants to accredited investors in private placement transactions, $910,000 from the exercise of warrants and $6,534 from the exercise of options, $175,000 from convertible notes issued to third parties and $500,000 from convertible notes issued to related parties. These receipts were used for working capital, capital expenditures for equipment and vehicles, to repay related party advances of $84,380 and to repay $44,925 of insurance financing.

Historical Financings

As previously disclosed, in January 2012, the Company signed a $5 million Purchase Agreement with Lincoln Park and sold 2,913,997 shares of common stock in exchange for $1,990,003 under the Purchase Agreement. This agreement expired in July 2014.

Since July 1, 2012, GelTech has raised $2,208,000 from the sale of common stock in connection with private placements with 15 accredited investors including Michael Reger, our principal shareholder and Chief Operating Officer, Michael Cordani, our former Chief Executive Officer and Chairman of the Board and Peter Cordani, our Chief Executive Officer.  In consideration for their investments, GelTech issued 4,185,323 shares of common stock at prices ranging from $0.35 to $1.08 per share and 341,912 warrants with exercise prices ranging from $1.25 to $1.30 per share.

In September and October 2012, GelTech received $910,000 upon the exercise of 1,820,000 warrants (including 1,200,000 warrants held by Mr. Reger) related to an offer by us to reduce the exercise prices of the warrants to $0.50 per share. Additionally, in September 2012, Mr. Reger converted his $322,996 convertible original issue discount note into 665,992 shares of common stock.

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 from two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into GelTech’s common stock at $0.50 per share.  In February 2013, one note holder converted a $102,500 note and was issued 205,000 shares of GelTech’s common stock.

In August 2013 and September 2013, GelTech repaid four convertible original issue discount notes with an aggregate face value of $292,740 in exchange for the payment of $202,923 and the issuance of 243,543 shares of common stock.  These transactions included the payment of $86,049 to our former Executive Chairman in satisfaction of a convertible original issue discount note in the amount of $86,100.

From December 2012 through February 2013, we received $500,000 of loans from Michael Reger.  In connection with these loans and prior loans, all of Mr. Reger’s outstanding loans were consolidated into a $1,997,483 note convertible at $0.35 per share due December 31, 2016, and all of his then outstanding notes were cancelled. Additionally, in July 2013, in consideration for a $1,000,000 loan, GelTech issued Mr. Reger a $1,000,000 five-year note convertible at $1.00 per share and 500,000 five-year warrants exercisable at $1.30.  Each of the notes described in this paragraph bear an annual interest rate of 7.5%.

Since July 1, 2013, GelTech has raised $4,611,527 from the sale of common stock in connection with private placements with twenty one accredited investors including Michael Reger, and Neil Reger, a director.  In consideration for their investments, GelTech issued 7,331,548 shares of common stock at prices ranging from $0.55 to $1.32 per share and 1,938,720 warrants with exercise prices ranging from $1.00 to $2.00 per share.

Liquidity and Capital Resource Considerations

As of September 27, 2014, we had approximately $96,000 in available cash.  Our operations continue to rely on Mr. Reger’s investments.  If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue, we will have to scale back our operations or cease doing business. See the Risk Factor on page 20. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.  Additionally, we may be required to pay a substantial award to David Hopkins, a former employee and consultant, as a result of the recent trial. See the Risk Factor on page 23 and Legal Proceedings on page 13. If we do not have the money to secure an appeal bond, or if we are unsuccessful, we will be required to pay the amount of the judgment plus statutory interest.

Ultimately, if GelTech is unable to generate substantial cash flows from sales of its products or complete financings, it may not be able to remain operational.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 7 and Note 9 to the consolidated financial statements contained herein.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included herein for discussion of recent accounting pronouncements contained herein.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding expected results from the litigation described herein, our expectations of future revenues and cost of sales, anticipated capital expenditures, expectations regarding our working capital, and our liquidity.

All statements other than statements of historical facts contained herein, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

We incurred net losses of approximately $7.1 million in fiscal 2014 and $5.2 million in fiscal 2013. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern.  Since January 2014, we have received $2,025,000 from our principal shareholder in consideration for common stock and warrants. These funds have enabled us to sustain our operations.  Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce®, EMFIDS and Soil2O® “Dust Control” and obtaining adequate financing.

If we are unable to sell enough of our products, and our principal shareholder discontinues funding our operations, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would require us to scale back our operations which would have an adverse effect on your investment.

If we do not raise additional debt or equity capital, we may not be able to remain operational.

We owe approximately $3.0 million in long-term convertible debt held by our principal shareholder, which is due in December 2016. Because we are not currently generating positive cash flow, we need to sell debt or equity securities. Because of the lack of available credit for small-cap companies, difficulties for small-cap companies in raising money and our stock price and trading volume, we may be hampered in our ability to raise the necessary working capital. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we do not raise the necessary working capital and/or increase revenue, we will not be able to remain operational.

Because we have not generated material sales of FireIce® since it was launched over five years ago, there can be no assurances it will be accepted by potential customers.

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

While we have conducted development and sales and marketing activities, we have not generated material revenue to date.  In fiscal 2014, we generated revenues of approximately $815,000.

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

Although we are encouraged by the potential of EMFIDS and its role as a tool for municipal utility companies to provide a safer working environment for their workers, we cannot assure you that we will successfully commercialize it or, if we do, it will generate sufficient revenues and gross profit to support our operations.

Our senior management, including our Chief Executive Officer, has worked over a long period of time with management at Con Ed in New York City.  In Fiscal 2014, we sold $488,758 of EMFIDS and FireIce® to Con Ed.   Since March 2014, these EMFIDS have been used by Con Ed in the field.   However, we have not received any re-orders from Con Ed or any new orders from other utility companies.  We cannot assure you we will generate sufficient revenue and gross profits from the sale of EMFIDS and FireIce® to utility companies.

Because we have not yet generated material revenue to date, it may never result in the generation of material revenue or profitability.

Since our incorporation in 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and Soil₂O®. Our marketing of these products is subject to a number of risks, including:

●

In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition;

●

We have not proven that we have the ability to market and sell our products;

●

Although we have a pending U.S. patent application for Soil₂O® Topical, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil2O® Granular;

●

If the pending patent application is not granted for Soil₂O® Topical , we will face direct competition, which can erode any market share we may achieve and create pricing pressure; and

We cannot assure you that our marketing efforts will result in material sales or that if it does result in material sales, that such sales will necessarily translate into profitability.

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

We have used third parties to manufacture our products on a limited basis. If we are unable to produce our products in sufficient quantities, on a timely basis and at an acceptable cost, we may lose customers and our business could be harmed. Our ability to expand production could also be hindered by the availability of materials used to manufacture our products or the availability of qualified personnel. These difficulties could result in reduced quality of our products or reduced sales, which could damage our industry reputation and hurt our profitability.

Although we began marketing of Soil2O® in 2007, we have not achieved material sales.

We launched Soil2O® in 2007 and have not yet achieved material sales.  In Fiscal 2014, we generated revenue of approximately $156,716 from the sale of Soil2O®. We have to expand our sales and distribution efforts. Additionally, we must recruit distributors for agricultural usage of Soil2O®. If we cannot expand our sales and distribution network, our future sales of Soil2O® will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southwestern U.S., including California.

If we lose a substantial sum in our pending lawsuit, the judgment creditor will be in a position to seize our assets and cause us to cease operations.

In June 2012, a jury awarded Mr. David Hopkins, a former employee, a total of $1,246,000 for invasion of privacy, trespassing, fraudulent misrepresentation, civil theft and breach of a consulting agreement.  GelTech’s insurance company has paid Mr. Hopkins $200,000 covering the invasion of privacy and fraudulent misrepresentation claims.  GelTech filed post-trial motions and the damages were reduced to $500,000.  Subsequently, a new trial on damages was granted.  See “Item 3. Legal Proceedings.”  In the event that Mr. Hopkins is awarded a substantial award in the new trial, GelTech may not have the money to secure an appeal bond.  In the event that we are unable to post bond, or if an appeal is unsuccessful, we will be required to pay the amount of the judgment plus statutory interest. If we fail to do so, the plaintiff, as a judgment creditor, can take action to seize our assets and we may not be able to remain in business.

Because we do not have a patent on Soil2O® or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to Soil2O®. Because we lack any patent protection on Soil2O® itself and have only a patent pending for the Soil₂O® Topical, there is a substantial risk that one of these competitors could determine how to make the granular form of Soil2O® and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

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

Our intellectual property including our patents is our key asset. We currently expect to commercialize five U.S. patents and eight patents pending. We regard the protection of our intellectual property as critical to our success. In addition to pursuing patents, we have taken steps to protect our intellectual property by entering into confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection of our intellectual property rights could adversely affect our business and financial results.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Bulletin Board, which we refer to as the “Bulletin Board”, which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of the date of this report, we had outstanding approximately 42.3 million shares of common stock, of which our directors and executive officers own approximately 19 million shares, which are subject to the limitations of Rule 144 under the Securities Act of 1933, which we refer to as the “Act”.  Substantially all of the remaining outstanding shares are freely tradable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on that criteria.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents our Board of Directors as of the filing date of this report:

Name	Age	Position
Peter Cordani	53	Director
Michael Becker	63	Director
Leonard Mass	73	Director
Phil O’Connell, Jr.	74	Director
Neil Reger	76	Director

Peter Cordani has been our Chief Technology Officer since inception, our President since September 2013 and our Chief Executive Officer since January 21, 2014. Mr. Cordani has been a director since July 3, 2007. He is the inventor of all of our intellectual property. Mr. Cordani was selected as a director because of his patent experience and because he is the inventor of our technologies.

Michael Becker became a director on January 3, 2012. Mr. Becker has been President of the accounting firm Michael C. Becker & Co. since 1979. From 1976 until August 2007, Mr. Becker served on the Miami-Dade Fire Department and retired as the Chief Fire Officer. Mr. Becker is a Certified Public Accountant in Florida. Mr. Becker was selected as a director because of his experience as an accountant, his knowledge of the fire industry and because he is independent.

Leonard Mass became a director on May 11, 2010. Since September 2005, Mr. Mass has been the Vice President of Land Development in the Real Estate Development division of the Drummond Company, Inc. a company which is principally engaged in the business of mining, purchasing, processing and selling of both thermal and metallurgical coal. Mr. Mass was selected as a director for his 40 years of experience in executive management and his background in finance and management and because he is independent.

Phil O’Connell, Jr. became a director in November 2006. Mr. O’Connell is an attorney and has been a partner at the law firm of Ciklin Lubitz Martens & O’Connell and predecessor law firms since 1969. Mr. O’Connell was selected as a director because of his experience as a lawyer and because he is independent.

Neil Reger became a director on October 1, 2013. Since his retirement over five years ago, Mr. Reger has been an active investor. Since his son Michael Reger has been an investor in GelTech, Mr. Reger has consulted with management on GelTech’s operations (without compensation). Mr. Reger was selected as a director because of his 45 years of business and management experience.

Executive Officers

Name	Age	Position
Peter Cordani	53	Chief Executive Officer, President and Chief Technology Officer
Michael Reger	51	Chief Operating Officer
Michael Hull	61	Chief Financial Officer

See above for Mr. Peter Cordani’s biography.

Michael Hull has served as our Chief Financial Officer since March 2008. Until September 1, 2011, Mr. Hull was working for us on a part-time basis. Since then, Mr. Hull has been with us on a full-time basis. From January 2008 until December 2009, Mr. Hull was a Director of CFO Services for WSR Consulting, Inc., which we refer to as WSR, which provides Chief Financial Officer and related services to businesses. Prior to Mr. Hull becoming a full-time employee, WSR provided Chief Financial Officer services to GelTech. Until August 31, 2011, Mr. Hull spent the majority of his time providing accounting services for Ecosphere Technologies, Inc. (OTCBB: ESPH).

Michael Reger has been our Chief Operating Officer since March 25, 2013. For over 20 years, Mr. Reger has been a partner at III Associates, a registered investment advisor, and AVM, L.P., an institutional broker dealer.

Mr. Michael Reger, our Chief Operating Officer, is the son of Neil Reger, a director of GelTech. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. See the section titled “Certain Relationships, Related Transactions and Director Independence” below for further information concerning our employment of Cordani family members.

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

The Board currently has and appoints the members of: the Audit Committee, the Compensation Committee, which we refer to as the “Committee,” the Nominating Committee and the Executive Committee. The Audit Committee has a written charter approved by the Board which is attached as Exhibit 99.1 to this report.

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

Our Board has also determined that Messrs. Becker, Mass and O’Connell are independent under the Nasdaq Listing Rules independence standards for Audit Committee members and Committee members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2014 and 2013 to each of our Chief Executive Officers (principal executive officers) serving during fiscal 2014 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position (a)	Year (b)(1)	Salary ($)(c)(2)	Bonus ($)(d)(2)	Option Awards ($)(f)(3)	All Other Compensation ($)(i)(4)	Total ($)(j)

Peter Cordani	2014	150,000	30,000	252,719	7,200	439,919
Chief Executive Officer, President and Chief Technology Officer	2013	150,000	-0-	377,628	5,400	533,028

Michael Cordani	2014	87,500	65,000	252,719	4,200	409,419
Former Chief Executive Officer	2013	150,000	-0-	377,628	5,400	533,028

Michael Hull	2014	150,000	20,000	252,719	7,200	429,919
Chief Financial Officer	2013	150,000	-0-	377,628	5,400	533,028

———————

(1)

Year:  2014 is comprised of the period from July 1, 2013 until June 30, 2014.

(2)

Salary and Bonus: Represents cash compensation or bonus paid to the Named Executive Officer.

(3)

Option Awards: The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock and stock appreciation rights and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of their values are set forth in Note 1 in the consolidated financial statements contained herein. See Named Executive Officer Employment Agreements below for further description of the Option Awards.  Awards for 2014 represents a 250,000 option grant which vests based upon certain milestones in GelTech’s stock price.  Option Awards for 2013 represents a 125,000 option grant which vests in three equal annual increments.

(4)

All Other Compensation: Represents car allowance of $600 per month.

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

	Peter Cordani	Michael Hull

Death or Total Disability	One year base salary and all equity shall vest	One year base salary and all equity shall vest

Dismissal Without Cause or Termination by Executive for Good Reason (1)	Greater of one year base salary and continuation of base salary through the end of the remaining four year term of the agreement and all equity shall vest	Greater of one year base salary and continuation of base salary through the end of the remaining four year term of the agreement and all equity shall vest

———————

(1)

Good Reason is generally defined as the material diminution of the Named Executive Officers’ duties due to no fault of the executive or any other action or inaction that constitutes a material breach by GelTech under the Employment Agreements.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of June 30, 2014:

Outstanding Equity Awards As of June 30, 2014

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Peter Cordani	185,008	0	0	0.667	March 16, 2018
	750,000	0	0	1.22	December 7, 2020
	175,000	0	0	0.81	September 19, 2021
	100,000	0	50,000 (1)	0.74	June 20, 2022
	200,000	0	600,000 (2)	0.45	October 1, 2022
	41,667	83,333 (3)	0	1.10	June 26, 2023
	0	0	250,000 (4)	1.30	July 28, 2023

Michael Cordani (5)	150,000	0	0	0.667	March 16, 2018
	750,000	0	0	1.22	December 7, 2020
	175,000	0	0	0.81	September 19, 2021
	100,000	0	50,000 (1)	0.74	June 20, 2022
	200,000	0	600,000 (2)	0.45	October 1, 2022
	41,667	83,333 (3)	0	1.10	June 26, 2023
	0	0	250,000 (4)	1.30	July 28,2023

Michael Hull	150,000	0	0	0.60	June 2, 2021
	100,000	0	50,000 (1)	0.74	September 19, 2021
	200,000	0	600,000 (2)	0.45	October 1, 2022
	41,667	83,333 (3)	0	1.10	June 26, 2023
	0	0	250,000 (4)	1.30	July 28, 2023

———————

(1)

Vests based on GelTech meeting certain performance milestones of which two-thirds of the milestones have been met as of the filing date hereof.

(2)

Of the securities: (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.

(3)

Vests in two equal increments on June 27, 2015 and 2016.

(4)

Vests based on GelTech’s stock price meeting certain milestones.

(5)

All of the options are owned by Mr. Cordani’s surviving wife.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of September 26, 2014 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, with the exception of Mr. Michael Cordani who does not need to be included in this table based on SEC regulations and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Peter Cordani (2)	2,134,344	4.9%

Common Stock	Michael Hull (3)	293,167	*

Common Stock	Michael Becker (4)	121,667	*

Common Stock	Leonard Mass (5)	500,405	*

Common Stock	Phil O’Connell, Jr. (6)	1,802,565	4.2%

Common Stock	Neil Reger (7)	1,431,772	3.4%

Common Stock	All directors and executive officers as a group (7 persons) (8)	30,987,623	55.4%

5% Shareholder:
Common Stock	Michael Reger (9)	24,703,704	47.9%

———————

* Less than 1%.

(1)

Applicable percentages are based on 42,264,310 shares outstanding as of September 26, 2014, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that will vest and become exercisable within 60 days.

(2)

Peter Cordani: Mr. Peter Cordani is a director and executive officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani. It owns 652,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,210,008 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech.

(3)

Hull: Mr. Hull is an executive officer. Includes 291,667 shares issuable upon the exercise of vested options.

(4)

Becker: Mr. Becker is a director. Includes 90,000 shares issuable upon the exercise of vested options.

(5)

Mass: Mr. Mass is a director. Includes 436,667 shares issuable upon the exercise of vested options.

(6)

O’Connell: Mr. O’Connell is a director. Includes 350,000 shares issuable upon the exercise of warrants and 386,667 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 915,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 23,750 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(7)

Neil Reger: Mr. Reger is a director.  Includes: (i) 542,307 shares of common stock and 200,000 shares issuable upon the exercise of warrants and 20,000 shares issuable upon the exercise of vested options directly held by Mr. Reger and (ii) 469,465 shares of common stock and 200,000 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(8)

Total D&O: Includes securities beneficially owned by Michael Reger, our Chief Operating Officer.

(9)

Michael Reger:  Mr. Reger is an executive officer.  These shares all also included in the “All directors and executive officers as a group” beneficial ownership amount. See Note 8 above. Includes 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Also includes 6,707,094 shares issuable upon the conversion of convertible notes and 2,553,011 shares issuable upon the exercise of warrants. Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties are employed at GelTech:

●

Darlene Cordani, the wife of Michael Cordani, our former Chief Executive Officer, is our controller and is paid $1,090 per week,

●

Michael and Peter Cordani’s father is employed as a researcher at $2,123 per week, and

●

Michael and Peter Cordani’s mother as a receptionist at $600 per week.

We believe all of these salaries are at or are below the going rate of what such services would cost on the open market.

Mr. Michael Reger, son of Neil Reger, a director, is employed as Chief Operating Officer. Mr. Reger has been paid no compensation for his employment with GelTech.

In September 2012, in connection with GelTech’s offer of a reduced exercise price to all outstanding warrant holders who exercised as of a certain date, Mr. Michael Reger exercised all of his then outstanding warrants at $0.50 per share. In December 2012, Michael Reger lent GelTech $250,000 and was issued a $275,000 one-year 10% original issue discount note convertible at $0.35 per share.

On February 1, 2013, Michael Reger lent GelTech $250,000. In connection with this loan, GelTech consolidated all of the outstanding notes held by Michael Reger and issued him a $1,997,483 note convertible at $0.35 per share due December 31, 2016, which we refer to as the “2013 Note.” The 2013 Note bears an annual interest rate of 7.5% with interest to be paid annually in cash or common stock at $0.35 per share at Michael Reger’s option. Also on February 1, 2013, GelTech issued Michael Reger 210,226 shares of common stock in lieu of a cash payment for $73,579 of interest owed under the notes which were cancelled in connection with the consolidation of his outstanding notes. Since February 1, 2013, Mr. Reger has been issued 428,032 shares of common stock in lieu of cash payments totaling $149,811 for interest under the 2013 Note.

Jerome Eisenberg, a former director and Executive Chairman, is an officer of TFISA, LLC, a company that was specifically formed to distribute FireIce® and SkinArmor™. TFISA and GelTech entered into an agreement in July 2009, prior to Mr. Eisenberg becoming a director. For the term of the Agreement, TFISA had exclusive rights to distribute:

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

As of the filing date hereof, no sales have been made by TFISA. Furthermore, TFISA has not purchased any products from GelTech. In March 2013, GelTech gave TFSIA 180 days’ notice to terminate the Agreement subject to GelTech’s rights under the Agreement. TFSIA's counsel has notified GelTech that it may sue for damages. GelTech's position is that there is no liability and there are no damages since TFISA never generated any sales over four years as an exclusive sales agent.  We are currently in negotiations with our former director and TFISA to resolve this matter.

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

In connection with the resignation of our former President, Mr. Joseph Ingarra, GelTech agreed to pay Mr. Ingarra 12 months of severance at the same rate as his current base salary, or $150,000 (plus COBRA reimbursement) payable in accordance with GelTech’s standard payroll practices with the first 10 months paid each month and the last four months paid once a month (in one-half of the monthly rate installments). The severance was in lieu of the approximately 45 months due under his Employment Agreement under certain circumstances. Additionally, GelTech granted Mr. Ingarra 112,500 fully-vested stock options exercisable at $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. All other stock options and stock appreciation rights, or SARs, previously granted to Mr. Ingarra were cancelled.

In February 2013, GelTech sold 482,758 shares of common stock and received $280,000 from Michael Cordani, and Peter Cordani. In July 2013, Michael Reger lent GelTech $1,000,000. In connection with this loan, GelTech issued Michael Reger a $1,000,000 note convertible at $1.00 per share due July 11, 2018 and 500,000 five-year warrants exercisable at a $1.30 per share. The note bears an annual interest rate of 7.5%.

Since June 2012, Michael Reger has purchased 5,430,079 shares of common stock and been issued 1,710,510 warrants with exercise prices ranging from $1.00 and $2.00 per share for approximately $3,450,000.

See page 30 for disclosure regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee.  The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended June 30, 2014 and 2013.

	Fiscal 2014 ($)	Fiscal 2013 ($)

Audit Fees (1)	$69,975	70,400
Audit Related Fees (2)	1,544	7,600
Tax Fees	0	0
All Other Fees	0	0
Total	$71,519	78,000

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.4	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K/A	10/25/13	10.1
10.2	Form of Executive Employment Agreement *	10-Q	2/11/13	10.4
10.3	Jerome Eisenberg Employment Agreement*	10-Q	2/11/13	10.5
10.4	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.5	Jerome Eisenberg Restricted Stock Unit Agreement*	10-Q	2/11/13	10.6
10.6	Credit Enhancement and Financing Security Agreement dated May 29, 2009	10-K	9/28/09	10.1
10.7	Revolving Line of Credit Agreement dated May 29, 2009	10-K	9/28/09	10.2
10.8	Renewal of Promissory Note dated May 20, 2010	10-K	9/28/10	10.7
10.9	Credit Enhancement and Financing Security Agreement dated May 20, 2010	10-K	9/28/10	10.8
10.10	Modification of Revolving Line of Credit Agreement dated May 20, 2010	10-K	9/28/10	10.9
10.11	Reger Note dated February 18, 2011	10-Q	5/13/11	10.11
10.12	Reger Stock Purchase Agreement dated February 18, 2011	10-K	9/28/11	10.15
10.13	Reger Note dated March 29, 2012	10-K	9/28/12	10.12
10.14	Reger Note dated December 27, 2012	10-Q	2/11/13	10.2
10.15	Reger Note dated February 1, 2013	10-Q	2/11/13	10.3
10.16	Reger Stock Purchase Agreement dated May 2, 2013	10-K	9/27/13	10.16
10.17	Reger Warrant dated May 2, 2013	10-K	9/27/13	10.17
10.18	Reger Warrant dated May 31, 2013	10-K	9/27/13	10.18
10.19	Reger Convertible Note dated July 11, 2013	S-1A	2/12/14	10.3
10.20	Reger Warrant dated July 11, 2013	10-K	9/24/13	10.20
10.21	Lincoln Park Purchase Agreement dated September 1, 2010	8-K	9/7/10	10.1
10.22	Lincoln Park Registration Rights Agreement dated September 1, 2010	8-K	9/7/10	10.2
10.23	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.24	Lincoln Park Purchase Agreement dated January 4, 2012	8-K	1/6/12	10.1

10.25	Lincoln Park Registration Rights Agreement dated January 4, 2012	8-K	1/6/12	10.2
10.26	Lincoln Park Termination Agreement dated January 3, 2012	8-K	1/6/12	10.3
10.27	Hull Promissory Note	S-1	1/6/12	10.21
10.28	TFISA Distribution Agreement**	10-Q	2/14/12	10.2
10.29	Amendment No.1 to the TFISA Distribution Agreement**	10-Q	2/14/12	10.3
10.30	Eisenberg Promissory Note	S-1/A	3/13/12	10.24
10.31	Form of Convertible Note – Private Placement	10-Q	5/11/12	10.1
10.32	Ingarra Termination and Release Agreement	10-Q	5/13/13	10.4
10.33	Executive Stock Option Agreement*	10-Q	11/14/13	10.4
10.34	Director Stock Option Agreement				Filed
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/12	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
99.1	Audit Committee Charter				Filed
101 INS	XBRL Instance Document				Furnished***
101 SCH	XBRL Taxonomy Extension Schema				Furnished***
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished***
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished***
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished***
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished***

———————

*

Management compensatory agreement.

**

Filed pursuant to a confidential treatment request. Portions of the exhibit have been omitted pursuant to the request for confidential treatment.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the fiscal year ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections.

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

Date: September 29, 2014

GelTech Solutions, Inc.

By:	/s/ PETER CORDANI
Peter Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	September 29 2014
Michael Hull

/s/ NEIL REGER	Director	September 29, 2014
Neil Reger

/s/ PETER CORDANI	Director	September 29, 2014
Peter Cordani

/s/ MICHAEL BECKER	Director	September 29, 2014
Michael Becker

/s/ LEONARD MASS	Director	September 29, 2014
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	September 29, 2014
Phil O’Connell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2014 of $7,111,945 and $5,132,019 respectively and has an accumulated deficit and stockholders’ deficit of $35,133,578 and $1,898,315, respectively, at June 30, 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.

Boca Raton, Florida

September 29, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2014	2013
ASSETS

Cash and cash equivalents	$66,266	$90,275
Accounts receivable trade, net	35,276	37,277
Inventories	843,864	588,703
Prepaid expenses and other current assets	88,836	66,756
Total current assets	1,034,242	783,011

Furniture, fixtures and equipment, net	175,751	158,184
Deposits	30,086	26,886

Total assets	$1,240,079	$968,081
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$228,063	$265,122
Accrued expenses	189,933	176,734
Litigation accrual	505,000	505,000
Accrual for severance agreement	—	102,056
Convertible notes - related parties, net of discount	—	79,261
Convertible notes - third parties, net of discount	—	192,163
Insurance premium finance contract	13,574	11,796
Deferred revenue	—	7,019
Total current liabilities	936,570	1,339,151
Convertible notes - related party, net of discounts	2,201,824	1,899,316
Total liabilities	3,138,394	3,238,467

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized; 40,301,979 and 33,084,671 shares issued and outstanding as of June 30, 2014 and 2013, respectively.	40,302	33,084
Additional paid in capital	33,194,961	25,718,163
Accumulated deficit	(35,133,578)	(28,021,633)
Total stockholders' deficit	(1,898,315)	(2,270,386)

Total liabilities and stockholders' deficit	$1,240,079	$968,081

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2014	2013

Sales	$814,587	$526,010

Cost of goods sold	393,102	180,427

Gross profit	421,485	345,583

Operating expenses:
Selling, general and administrative expenses	6,601,353	6,103,435
Research and development	274,005	179,158

Total operating expenses	6,875,358	6,282,593

Loss from operations	(6,453,873)	(5,937,010)

Other income (expense)
Interest income	276	864
Loss on settlement	—	(5,088)
Loss on sale of assets	(11,413)	(9,822)
Loss on extinguishment of debt	—	(25,515)
Loss on conversion of interest	(201,175)	—
Other income (loss)	17,000	1,298,920
Cost of repricing warrants to induce exercise	—	(70,491)
Interest expense	(462,760)	(473,605)

Total other income (expense)	(658,072)	715,263

Net loss	$(7,111,945)	$(5,221,747)

Net loss per common share - basic and diluted	$(0.20)	$(0.18)

Weighted average shares outstanding - basic and diluted	36,410,142	29,479,048

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

			Additional
	Common Stock		Paid In	Accumulated
	(Shares)	Par Value	Capital	Deficit	Total

Balance at July 1, 2012	24,914,474	$24,914	$19,809,070	$(22,799,886)	$(2,965,902)

Common stock issued for cash	3,539,321	3,539	1,654,461	—	1,658,000
Common stock issued in connection with stock purchase agreement	1,333,820	1,334	808,669	—	810,003
Common stock and warrants issued for cash	375,000	375	299,625	—	300,000
Common stock issued upon exercise of options	11,667	12	6,522	—	6,534
Common stock issued upon exercise of warrants	1,829,171	1,829	908,171	—	910,000
Common stock issued for interest	210,226	210	77,574		77,784
Grant of restricted stock units	200,000	200	89,800	—	90,000
Convertible note conversions	870,992	871	434,624	—	435,495
Cancellation of restricted stock units grant under clawback provision	(200,000)	(200)	(89,800)	—	(90,000)
Options and stock appreciation rights vested	—	—	1,407,534	—	1,407,534
Beneficial conversion feature of debt offerings	—	—	309,342	—	309,342
Cost of repricing warrants to induce warrant exercise	—	—	70,491	—	70,491
Cancellation of stock appreciation rights grant under clawback provision	—	—	(67,920)	—	(67,920)
Net loss for the fiscal year ended June 30, 2013	—	—	—	(5,221,747)	(5,221,747)

Balance at June 30, 2013	33,084,671	33,084	25,718,163	(28,021,633)	(2,270,386)

Common stock issued for cash	3,352,726	3,353	2,128,174	—	2,131,527
Common stock issued in connection with stock purchase agreement	577,428	577	569,423	—	570,000
Common stock and warrants issued for cash	2,575,579	2,576	1,702,424	—	1,705,000
Common stock issued upon exercise of options	20,000	20	18,180	—	18,200
Common stock issued upon exercise of warrants	20,000	20	24,980	—	25,000
Common stock issued for interest	436,912	437	354,989	—	355,426
Convertible note conversions	234,663	235	81,897	—	82,132
Options and stock appreciation rights vested	—	—	1,682,833	—	1,682,833
Beneficial conversion feature of debt offerings	—	—	913,898	—	913,898
Net loss for the fiscal year ended June 30, 2014	—	—	—	(7,111,945)	(7,111,945)

Balance at June 30, 2014	40,301,979	$40,302	$33,194,961	$(35,133,578)	$(1,898,315)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2014	2013
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,111,945)	$(5,221,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,284	49,269
Bad debt expense	20,068	—
Amortization of beneficial conversion feature of convertible notes	223,025	—
Amortization of original issue discounts related to convertible notes	5,791	385,650
Equity compensation expense	1,682,833	1,497,534
Cost of repricing warrants to induce exercise	—	70,491
Loss on disposal of assets	11,413	9,822
Loss on stock issued for interest	201,175	4,205
Other income from the clawback of equity compensation	—	(157,920)
Reversal of litigation accrual	—	(941,000)
Payment by insurance company of prior period litigation expense	—	(200,000)
Changes in assets and liabilities:
Accounts receivable	(18,067)	17,883
Inventories	(266,574)	(42,585)
Prepaid expenses and other current assets	46,862	26,500
Other assets	(3,200)	(11,255)
Accounts payable	(37,059)	30,748
Accrual for severance agreement	(102,056)	102,056
Deferred revenue	(7,019)	7,019
Accrued expenses	167,450	177,675
Net cash used in operating activities	(5,132,019)	(4,195,655)
Cash flows from Investing Activities
Proceeds from sale of asset	—	15,000
Purchases of equipment	(72,851)	(43,496)
Net cash used in investing activities	(72,851)	(28,496)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	2,131,527	1,658,000
Proceeds from sale of stock and warrants through private placements	1,705,000	300,000
Proceeds from sale of stock under stock purchase agreement	570,000	810,003
Proceeds from exercise of warrants	25,000	910,000
Proceeds from exercise of stock options	18,200	6,534
Repayments of convertible notes from third parties	(115,822)	—
Payments on notes with related parties	(85,880)	(84,380)
Proceeds from convertible notes with third parties	—	175,000
Proceeds from convertible notes with related parties	1,000,000	500,000
Payments on insurance finance contract	(67,164)	(44,925)
Net cash provided by financing activities	5,180,861	4,230,232
Net increase (decrease) in cash and cash equivalents	(24,009)	6,081
Cash and cash equivalents - beginning	90,275	84,194
Cash and cash equivalents - ending	$66,266	$90,275

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,736	$2,702
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$68,942	$47,471
Beneficial conversion feature of convertible notes	$913,898	$309,342
Conversion of notes for common stock	$82,132	$435,495
Common stock issued for accrued interest	$154,251	$77,784

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing the following three products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (3) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire. Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market. During the fourth quarter of fiscal 2014, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion. Our consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

We adopted accounting guidance for fair value measurements of financial assets and liabilities and adopted the same guidance for non-financial assets and liabilities effective July 1, 2009. The adoption did not have a material impact on our results of operations, financial position or liquidity. The standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of June 30, 2014 or 2013.

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

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. However, products we utilize to perform demonstrations for potential customers are recorded as a marketing expense in operations. During the fiscal years ended June 30, 2014 and 2013, these demonstration costs amounted to $4,195 and $10,889, respectively. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in selling, general and administrative expenses and were $52,594 and $51,943 in 2014 and 2013, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $274,005 and $179,158 for the fiscal years ended June 30, 2014 and 2013, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $42,575 in fiscal 2014 and $26,931 in fiscal 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in fiscal 2014 and fiscal 2013 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended June 30, 2014 and 2013, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At June 30, 2014 there were options to purchase 9,742,840 shares and warrants to purchase 3,387,121 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 6,707,094 shares reserved for issuance related to convertible note agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the years ended June 30, 2014 and 2013 was $1,680,358 and $1,480,377, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2014, the total compensation cost for stock options not yet recognized was $836,656. This cost will be amortized on a straight-line basis over the remaining vesting period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the years ended June 30, 2014 and 2013 was $2,475 and $17,157, respectively.

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

- 20,000 options

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2014, the fiscal tax years ended June 30, 2011, 2012 and 2013 are still subject to audit.

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

New Accounting Pronouncements

Accounting Standards Updates (ASUs) which were not effective until after June 30, 2014 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in fiscal 2014 of $7,111,945 and $5,132,019 respectively and has an accumulated deficit and stockholders’ deficit of $35,133,578 and $1,898,315, respectively, at June 30, 2014. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2014 the Company received $2,131,527 in exchange for common stock and $1,705,000 in exchange for common stock and warrants in connection with private placements, received $43,200 in connection with the exercise of options and warrants and received $1,000,000 in exchange for convertible notes. In addition, the Company received $570,000 under the stock purchase agreement with Lincoln Park Capital, signed in January 2012. This stock purchase agreement expired in July 2014.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

3.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2014 and 2013 was as follows:

	2014	2013
Accounts receivable	$95,869	$77,802
Allowance for doubtful accounts	(60,593)	(40,525)
	$35,276	$37,277

Bad debt expense on trade accounts receivable for 2014 and 2013 was $20,068 and $-0-, respectively.

4.

INVENTORIES

Inventories consisted of the following at June 30, 2014 and 2013:

	2014	2013
Finished goods	$491,409	$333,987
Raw materials	352,455	254,716
	$843,864	$588,703

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2014 and 2013:

	Estimated	June 30,
	Useful Life	2014	2013

Equipment	3 - 5 years	$111,488	$88,875
Storage facilities	3 years	20,802	20,802
Vehicles	5 - 7 years	214,470	164,232
Furniture and fixtures	5 years	20,420	20,420
		367,180	294,329
Accumulated depreciation		(191,429)	(136,145)
		$175,751	$158,184

Depreciation expense in 2014 and 2013 was $55,284 and $49,269, respectively.

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

In February 2011, the Company renegotiated the Line of Credit Agreement with the Lender. As part of the renegotiation, the Company issued 892,857 shares of the Company’s common stock and five-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share in exchange for a $1,000,000 reduction in the principal amount of the Line of Credit. In addition, the remaining principal amount due under the line of credit of $1,497,483 was replaced by a five-year convertible note of the same amount, convertible at $1.12 per share (fair market value on transaction date based upon the quoted trading price) and bearing annual interest of 5%, due on the maturity date of the note (the “2011 Note”). As an inducement for the Lender to enter into the convertible note agreement, the Company granted the Lender five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.75 per share. These warrants were exercised in September 2012 in exchange for $150,000 in connection with the Company’s offer to all warrant holders to exercise warrants at $0.50 per share instead of the exercise price negotiated on the date of the grant. In February 2013, the 2011 Note, plus a $275,000 convertible original issue discount note were combined into one convertible note, see discussion below.

In December 2011, the Company received short term advances from its then Chief Executive Officer, former President and Chief Financial Officer in the amounts of $10,000, $29,380 and $50,000, respectively. The advances bear interest rates of 0.7%, 5.0% and 5.0%, respectively. In addition, as further inducement for the advance from the Chief Financial Officer, the Company approved the reduction in the exercise price of 150,000 options granted to the Chief Financial Officer from $1.95 to $0.60 per share. In connection with this repricing, the expense related to the vesting of these options was increased by $15,067 which will be recognized over the remaining service period. As of June 30, 2014, the Company has repaid all amounts due related to these advances.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

On March 9, 2012, the Company received $105,000 from third parties in exchange for nine month convertible original issue discount notes in the amount of $107,625. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $84,562 which will be amortized to interest expense over the life of the notes. In September 2012, the Company issued new one-year convertible original issue discount notes in the amount of $120,540, bearing annual interest of 12% and convertible at $0.50 per share in exchange for cancellation of the old notes. This modification was not considered a debt extinguishment. In accordance with ASC 470, the Company recognized a debt discount related to the change in fair value of the embedded conversion option in the amount of $35,138 which was amortized to interest expense over the life of the convertible notes. In August 2013, the Company paid one note in the amount of $34,440 by issuing 8,880 shares of common stock and a payment of $30,000. The remaining note in the amount of $86,100 was retired in August 2013 by the payment of $85,822.

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

In August 2012, the Company received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 with two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into the Company's common stock at the rate of $0.50 per share. In connection with the issuance of the notes, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $106,600 and an original issue discount of $4,375 which are being amortized to interest expense over the life of the notes. In February 2013, one note holder was issued 205,000 shares of the Company’s common stock in exchange for a note in the amount of $102,500. In addition, the other note holder was issued a new one year original issue discount note for $86,100 convertible at $0.35 per share. The Company recorded an original issue discount of $9,225 and a beneficial conversion feature discount of $4,920 in connection with the new note. For the period February 2013 to August 2013, the Company recognized interest expense of $7,552 and $4,920, respectively, related to the amortization of the original issue discount and the beneficial conversion feature discount. In August 2013, the Company issued 234,663 shares of common stock valued at $82,132, in connection with the early conversion of this note.

On December 28, 2012, the Company received $250,000 from its principal stockholder in exchange for a one year convertible original issue discount note in the amount of $275,000 (the “2012 Note”). The note bears an annual interest rate of 10% and is convertible into the Company's common stock at the rate of $0.35 per share. In connection with the issuance of the note, the Company recorded a loan discount related to the intrinsic value of the beneficial conversion feature in the amount of $23,571 and an original issue discount of $25,000 which is being amortized to interest expense over the life of the note.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

In February 2013, the Company entered into a new convertible note agreement in the amount of $1,997,483, convertible into common stock at a conversion price of $0.35 per share, bearing interest at an annual rate of 7.5% and due on December 31, 2016. This note was issued in exchange for the 2011 Note and the 2012 Note and receipt of $250,000. In connection with the transaction, the Company issued 210,226 shares of common stock in exchange for accrued interest of $73,579 due on the 2011 and 2012 notes resulting in a loss on conversion of interest of $4,204. The exchange of cash and the 2011 and 2012 notes was recorded as a debt extinguishment which resulted in a loss on extinguishment of debt in the amount of $21,311 for the year ended June 30, 2013. Because this convertible debt instrument contained an embedded beneficial conversion feature, and was extinguished before conversion, the amount of the reacquisition price to be allocated to the repurchased beneficial feature was measured using the intrinsic value of that conversion feature at the extinguishment date and was immaterial. In connection with the new note agreement, the Company recorded a note discount in the amount of $114,142 related to the beneficial conversion feature of the note calculated using the intrinsic value, of which $55,110 has been amortized as of June 30, 2014. The Company issued 428,032 shares of common stock in satisfaction of accrued interest in the amount $149,811. In connection with the issuance, the Company recorded a loss on conversion of interest of $201,175 representing the difference between the conversion rate of $0.35 per share and the market price of the stock of $0.82 per share.

In July 2013, the Company received $1 million from its Chief Operating Officer and principal stockholder in exchange for a five year, $1 million convertible note with a conversion rate of $1.00 per share and an annual interest of 7.5%, plus five year warrants to purchase 500,000 shares of the common stock at $1.30 per share. The Company estimated the relative fair market value of the warrants to be $311,949 using the Black-Scholes model using a volatility of 91.46% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5 years (the term of the warrants) and a discount rate of 1.4%. In addition, the Company estimated the intrinsic value of the beneficial conversion feature of the note to be $601,949. For the year ended June 30, 2014, the Company recognized interest expense from the amortization of the debt discounts related to this note in the amount of $177,271. As of June 30, 2014, accrued interest due under the note amounted to $75,000.

A summary of notes payable and related discounts as of June 30, 2014 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Convertible notes payable	$2,997,483	$(795,659)	$2,201,824
Less current portion	—	—	—
Convertible notes payable, net of current portion	$2,997,483	$(795,659)	$2,201,824

A summary of notes payable and related discounts as of June 30, 2013 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Third parties
Convertible notes payable	$206,640	$(14,477)	$192,163
Less current portion	206,640	(14,477)	192,163
Convertible notes payable, net of current portion	$—	$—	$—

Related parties
Convertible notes payable	$2,083,583	$(105,006)	$1,978,577
Less current portion	86,100	(6,839)	79,261
Convertible and non-convertible note payable, net of current portion	$1,997,483	$(98,167)	$1,899,316

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

7.

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitations as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware law.

Common Stock Issued for Cash

On January 5, 2012, the Company signed a $5 million common stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the agreement, the Company received $100,000 from LPC as an initial purchase under the $5 million commitment in exchange for 316,667 shares of the Company’s common stock.

The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares issued to LPC under the purchase agreement. The Company filed a registration statement on January 6, 2012 which became effective on March 26, 2012. Under the registration statement, the Company registered 4.4 million shares of the Company’s common stock.

The Company had the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, which at the time of the purchase agreement was signed was up to an additional $4.9 million. During the year ended June 30, 2013, the Company issued 1,333,820 shares of common stock in exchange for $810,003 in connection with the purchase agreement. During the year ended June 30, 2014, the Company issued 577,428 shares of common stock in exchange for $570,000 in connection with the purchase agreement.

In consideration for entering into the purchase agreement, the Company issued to LPC 150,000 shares of common stock as a commitment fee and will issue up to 450,000 shares pro rata as LPC purchases additional shares. As of June 30, 2014, 320,810 “pro-rata” shares have been issued. The commitment shares are subject to a 30 month lock up restriction. The purchase agreement may be terminated by the Company at any time at our discretion without any cost to it. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement. In accordance with its terms, the purchase agreement expired in July 2014.

Issuances of Common Stock

Private Placements

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

During the year ended June 30, 2014, the Company issued 3,352,726 shares of common stock in exchange for $2,131,527 in connection with private placements with 15 accredited investors, including issuances of 1,434,060 shares to our Chief Operating Officer and principal stockholder in exchange for $925,000.

Issuances of Common Stock and Warrants for Cash

During the year ended June 30, 2014, the Company issued 2,575,579 shares of common stock and warrants to purchase 1,258,378 shares of common stock in exchange for $1,705,000 in connection with private placements with 6 accredited investors, including issuances of 1,817,932 shares and warrants to purchase 908,966 shares of common stock to our Chief Operating Officer and principal stockholder in exchange for $1,125,000 and 200,000 shares and warrants to purchase 100,000 shares of common stock to a director in exchange for $150,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

In July 2013, the Company issued 8,880 shares of common stock as payment for accrued interest of $4,440 on a convertible note.

In April 2014, the Company issued 428,032 shares of common stock to its Chief Operating Officer and principal stockholder as payment of accrued interest of $149,811 which was due as of February 1, 2014, in accordance with the terms of the convertible note agreement. The Company recorded a loss on conversion of interest of $201,175 in connection with this transaction representing the difference between the conversion price of $0.35 per share and the fair market value of the stock on the date of conversion, $0.82 per share.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Restricted Stock Units

On November 14, 2012 , the Compensation Committee of the Board of Directors granted its former Executive Chairman 800,000 restricted stock units (“RSU”), of which (i) 200,000 units vested immediately, (ii) 200,000 units vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 units vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 units vest upon the Company generating $6,000,000 in revenue in any 12-month period. Vested Units shall be paid in shares of the Company's common stock. The Company valued the 200,000 RSU's which vested immediately, at $0.45 per share based on the closing bid price on the vesting date and recorded stock compensation expense of $90,000 during the year ended June 30, 2013, resulting from the obligation to issue 200,000 shares of common stock.

In June 2013 the Executive Chairman was terminated for cause and the clawback provisions of the RSU agreement provided for the cancellation of the Company's obligation to issue these 200,000 shares of common stock. As the shares had not been delivered, the Company reduced its common stock issuable and recognized Other Income in fiscal 2013 for the grant date fair value of $90,000 for these shares in accordance with guidance in ASC 718-20-35, Awards Classified as Equity, Subsequent Measurement in conjunction with a clawback feature since the $196,000 fair value of the 200,000 shares at the cancellation date exceeds the grant date value of $90,000.

The fair value of stock option grants for the fiscal year ended June 30, 2014 and 2013 were estimated using the following weighted- average assumptions:

	2014	2013
Risk free interest rate	0.45% – 2.61%	0.53% – 2.49%
Expected term in years	2.5 – 6.5	2.5 – 10.0
Dividend yield	—	—
Volatility of common stock	89.98% – 91.94%	89.67% – 93.11%
Estimated annual forfeitures	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options In fiscal 2014 and 2013, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2014 and 2013 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	4,589,507	$1.04	5.95
Granted	4,622,500	$0.55	9.64
Exercised	—	$—	—
Forfeited	(2,875,000)	$0.92	—
Expired	—	$—	—
Outstanding at June 30, 2013	6,337,007	$0.75	6.62	$2,505,808
Exercisable at June 30, 2013	3,696,174	$0.90	5.70	$1,056,738

Weighted average fair value of options granted during the year ended June 30, 2013		$0.41

Balance at June 30, 2013	6,337,007	$0.75	6.62
Granted	1,425,500	$1.34	7.81
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	7,762,007	$0.87	5.98	$792,305
Exercisable at June 30, 2014	4,352,674	$0.93	4.55	$265,364

Weighted average fair value of options granted during the year ended June 30, 2014		$0.69

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

On November 14, 2012, in connection with the signing of new employment agreements, the Compensation Committee of the Board of Directors granted its then Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and former President, 800,000 stock settled stock appreciation rights (“SARS”) each, of which (i) 200,000 rights vested immediately, (ii) 200,000 rights vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 rights vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 rights vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company valued the 3,200,000 SARS at $1,086,560 using the Black-Scholes option pricing model using a volatility of 89.67%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 6.5 years, using the Simplified Method and a discount rate of 0.93%. Compensation expense of $271,640 was recognized immediately relating to the 800,000 SARS that vested immediately. The remaining compensation expense will be recognized based on management’s assessment that the performance targets are likely to be met within 30 months of the grant date, resulting in the $814,920 of unrecognized compensation expense being expensed by June 30, 2015.

In connection with this grant, the Company’s then Chief Executive Officer, former President and Chief Technology Officer agreed to cancel 250,000 stock options granted to each of them in their prior employment agreements. Because the fair value of the options cancelled exceeded the fair value of the new options granted, no additional expense will be recognized relating to these options.

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

In July 2013, the Company issued ten year options to purchase 250,000 shares of common stock, each to its then Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. The options have an exercise price of $1.30 per share and vest 50% upon the market value of the Company’s common stock trading at or greater than $2.00 per share for any 10 day period out of a 30 day trading period and the other 50% vesting upon the market value of the Company’s common stock trading at or greater than $3.00 per share for any 10 day period out of a 30 day trading period. The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.62%. The value of these options was estimated by management in accordance with ASC 718, which requires an estimate of the probability that these market conditions will occur and for the resulting discounted value be expensed immediately. Accordingly management has expensed $63,180 to stock compensation expense.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

In July 2013, the Company granted 100,000 options to a new employee in connection with his employment. Of the options granted, 50,000 are exercisable at $1.25 per share and 50,000 are exercisable at $1.75 per share. Both grants are for a five year term vest 25% immediately and 75% in equal amounts over three years. The options were valued using the Black-Scholes model using a volatility of 91.61% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 4.0 years (using the simplified method) and a discount rate of 1.14%. The value of these options, $80,413 will be recognized as an expense over the requisite service period.

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

In July 2013, the Board of Directors approved a pool of 400,000 options to be granted to employees at the discretion of the executive management of the Company. In September 2013, management granted 100,000 of these options to employees. The options vested immediately, are exercisable for five years and have an exercise price of $1.30 per share, the market value of our common stock on the date of the grant. The Company valued the options at $69,452 using the Black-Scholes option pricing model using a volatility of 91.72%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.45%. In December 2013, management granted 90,500 of these options to employees. The options vested immediately, are exercisable for five years and have an exercise price of $0.72 per share, the market value of our common stock on the date of the grant. The Company valued the options at $34,610 using the Black-Scholes option pricing model using a volatility of 90.96%, based upon the historical price of the Company’s common stock since June 2008, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.55%. In February 2014, the Company granted an additional 5,000 fully vested options to an employee at an exercise price of $0.77 per share. The options were valued at $2,044 using the Black-Scholes option pricing model using a volatility of 90.968% to 90.96%, based upon the historical price of the Company’s common stock since June 2008, estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.55%. The amount was recorded as expense during the year ended June 30, 2014. No additional grants from the pool were made during the year ended June 30, 2014.

In August 2013, the Company granted 150,000 stock settled Stock Appreciation Rights (SARS) to a new employee in connection with his employment. The SARS are exercisable at $1.52 per share, are for a five year term and vest 50,000 immediately and the remaining options will vest 33,334 upon the Company reaching $3 million in sales in any twelve month period, 33,333 upon the Company reaching sales of $5 million in any twelve month period and 33,333 upon the Company reaching sales of $6 million in any twelve month period. The SARS were valued using the Black-Scholes model using a volatility of 91.91% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 4.0 years (using the simplified method) and a discount rate of 1.97%. The value of these SARS, $176,413 will be recognized as expense over the period required to meet the performance criteria which is estimated to be approximately two years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2012 to June 30, 2013 and from June 30, 2013 to June 30, 2014 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	857,500	$1.36	7.96
Granted	610,000	$0.95	10.00
Exercised	(11,667)	$0.56	—
Forfeited	(255,000)	$1.38	—
Expired	—	$—	—
Outstanding at June 30, 2013	1,200,833	$1.16	8.04	$165,386
Exercisable at June 30, 2013	795,168	$1.24	7.25	$98,654

Weighted average fair value of options granted during the year ended June 30, 2013		$0.72

Balance at June 30, 2013	1,200,833	$1.16	8.04
Granted	495,000	$1.19	10.00
Exercised	(20,000)	$0.91	10.00
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	1,675,833	$1.12	7.62	$8,337
Exercisable at June 30, 2014	1,389,168	$1.14	7.36	$8,404

Weighted average fair value of options granted during the year ended June 30, 2014		$0.76

On July 1, 2012, as an automatic grant under the Equity Incentive Plan, the Company issued options to purchase 230,000 shares of common stock to directors. The options have an exercise price of $0.91 per share, vest on June 30, 2013¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 91.04% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 0.82%. The value of these options will be recognized as expense over the requisite service period.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

In July 2013, the Company issued ten year options to purchase 50,000 shares of common stock to a director. The options have an exercise price of $1.30 per share and vested immediately. The options were valued using the Black-Scholes model using a volatility of 93.11% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.67%. The value of these options was recognized as expense during the year ended June 30, 2014.

In September 2013, the Company issued ten year options to purchase 15,000 shares of common stock to a director. The options have an exercise price of $1.01 per share and vested immediately. The options were valued using the Black-Scholes model using a volatility of 91.6% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.0 years (using the simplified method) and a discount rate of 1.62%. The value of these options, $10,702, was recognized as expense during the year ended June 30, 2014.

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

A summary of options issued to non-employees, non-directors under the 2007 Plan and changes during the fiscal years ended June 30, 2014 and 2013 is as follows:

Non-Employee, Non-Director Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2012	540,000	$1.16	3.14
Granted	275,000	$1.23	10.00
Exercised	(100,000)	$0.50	—
Forfeited	—	$—	—
Expired	(155,000)	$1.00	—
Outstanding at June 30, 2013	560,000	$1.22	5.96	$6,250
Exercisable at June 30, 2013	285,000	$1.21	2.22	$—

Weighted average fair value of options granted during the year ended June 30, 2013		$1.00

Balance at June 30, 2013	560,000	$1.22	5.96
Granted	25,000	$1.11	5.00
Exercised	—	$—	—
Forfeited	(275,000)	$1.23	—
Expired	(35,000)	$1.15	—
Outstanding at June 30, 2014	275,000	$1.21	1.70	$—
Exercisable at June 30, 2014	275,000	$1.21	1.70	$—

Weighted average fair value of options granted during the year ended June 30, 2014		$0.79

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

Warrants Issued as Settlements

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	344,508	$1.05	0.92
Granted	350,000	$0.63	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(344,508)	$1.05	—
Outstanding at June 30, 2013	350,000	$0.63	4.22
Exercisable at June 30, 2013	350,000	$0.63	4.22

Weighted average fair value of warrants granted during the year ended June 30, 2013		$0.33

Balance at June 30, 2013	350,000	$0.63	4.22
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	350,000	$0.63	3.22
Exercisable at June 30, 2014	350,000	$0.63	3.22

Weighted average fair value of warrants granted during the year ended June 30, 2014		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

A summary of warrants issued for cash and changes during the periods June 30, 2012 to June 30, 2013 and from June 30, 2013 to June 30, 2014 is as follows:

Warrants issued for cash or services

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2012	4,461,200	$1.46	2.46
Granted	362,500	$1.16	10.00
Exercised	(1,865,000)	$0.50	—
Forfeited	—	$—	—
Expired	(1,425,000)	$1.60	—
Outstanding at June 30, 2013	1,533,700	$1.25	2.06
Exercisable at June 30, 2013	1,533,700	$1.25	2.06

Weighted average fair value of warrants granted during the year ended June 30, 2013		$0.44

Balance at June 30, 2013	1,533,700	$1.25	2.06
Granted	1,863,421	$1.58	3.53
Exercised	(20,000)	$1.25	—
Forfeited	—	$—	—
Expired	(340,000)	$1.60	—
Outstanding at June 30, 2014	3,037,121	$1.45	2.73
Exercisable at June 30, 2014	3,037,121	$1.45	2.73

Weighted average fair value of warrants granted during the year ended June 30, 2014		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

In October 2013, the Company issued five year warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share in connection with private placements with a director and his wife.

In October 2013, the Company issued five year warrants to purchase 120,000 shares of common stock at an exercise price of $1.00 per share in connection with private placements with three accredited investors.

During the year ended June 30, 2014, warrants to purchase 360,000 shares of common stock at an exercise price of $1.25 per share expired unexercised.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Options to Purchase Common Stock and Stock Appreciation Rights

Stock-based compensation expense recognized under ASC 718-10 for the fiscal years ended June 30, 2014 and 2013 was $1,682,833 and $1,497,534, respectively, for stock options and stock appreciation rights granted to employees, directors and a consultant. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2014, the total compensation cost for stock options and stock appreciation rights not yet recognized is $836,656. This cost will be recognized over the remaining vesting term of the options and stock appreciation rights of approximately five years.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2014 and 2013. Deferred tax assets and liabilities as of June 30, 2014 and 2013, were as follows:

	June 30, 2014	June 30, 2013
Net operating loss carryforward	$10,754,202	$8,817,486
Allowance for bad debt	38,051	15,250
Stock-based compensation	1,493,004	1,304,426
Less: Deferred tax liability – depreciation	(2,627)	(9,557)
Net deferred tax assets	12,282,630	10,127,605
Less valuation allowance	(12,282,630)	(10,127,605)

Net deferred tax asset	$—	$—

The Company had available at June 30, 2014, net operating loss carryforwards for federal and state tax purposes of approximately $28,578,798 that could be applied against taxable income in subsequent years through June 30, 2034. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was increased by $2,155,025 during fiscal year ended June 30, 2014.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2014 and 2013 was as follows:

	For the Fiscal Year Ended June 30,
	2014		2013
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(2,401,741)	-34.00%	$(1,775,395)	-34.00%
State taxes, net of federal benefit	(255,305)	-3.61%	(188,025)	-3.60%
Other	502,021	7.10%	(66,830)	-1.28%
Change in valuation allowance	2,155,025	30.51%	2,030,250	38.88%
	$—	0.00%	$—	0.00%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

9.

RELATED PARTY TRANSACTIONS

In addition to the acting Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	The CEO’s sister–in-law is our Controller and her compensation is $1,092 per week,
•	The CEO’s father is a researcher and his compensation is $2,123 per week, and
•	The CEO’s mother is a receptionist and her compensation is $600 per week.

The Company has employment arrangements with its executive officers which are described in Note 10.

The Company has entered into a series of credit facilities with its largest principal stockholder as more fully described in Note 6.

In September 2012, the Company granted options to purchase 70,000 shares of the Company’s common stock to the father of the Company’s CEO as more fully described in Note 7.

In September 2012, the Company granted warrants to purchase 350,000 shares of the Company’s common stock to a director as more fully described in Note 7.

Effective February 8, 2013, the Company’s President and Director resigned from the Company to pursue other opportunities. In connection with his separation, the Company agreed to pay the former President $150,000 plus COBRA payments over 14 months. In addition, the Company agreed to issue the former President ten year fully vested options to purchase 112,500 shares of the Company’s common stock at an exercise price of $0.39 per share, subject to a lockup agreement for the option shares and the other shares he currently owns. In addition, options and stock appreciation rights to purchase 2,125,000 shares of the Company’s common stock at exercise prices from $0.45 to $1.22 per share, previously issued to him, were cancelled. The Company recognized a severance expense of $168,920 for the year ended June 30, 2013 representing the total liability to the Company under the severance agreement. As of June 30, 2014, there is no remaining liability under the agreement.

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida and rents space in an industrial yard in Irvine, California under a month-to-month lease. In February 2013, the Company entered into a one year lease agreement for a support facility in Brooklyn, New York at a monthly rent of $3,600. In February 2014, the Company extended the lease at a monthly rent of $4,000. Effective August 31, 2014 the Company terminated the lease. Rent expense for the fiscal year ended June 30, 2014 and 2013 was $169,547 and $143,614, respectively.

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

In January 2013, the court ruled on the Company’s post-trial motions in this litigation dismissing the $200,000 civil theft verdict (which was subject to triple damages) against the CEO and reducing the $841,000 breach of the consulting agreement award to $500,000. The Company then filed a motion seeking a new trial on damages. The Company received a favorable ruling on this motion and received a new trial on the damages. As a result of the reduction in the award for breach of the consulting agreement from $841,000 to $500,000 and the vacating of the award for civil theft which the Company had previously accrued $600,000, the Company recorded other income of $941,000 for the year ended June 30, 2013. The Company expects the trial to determine damages took place in September 2014. Each side has until October 14, 2014 to file briefs and proposed orders to the court, after which the judge will review the briefs and consider the trial testimony in rendering a decision.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013. As of June 30, 2014, the Company had no cash equivalent balances that were not insured.

At June 30, 2014, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 24.4%, 16.1% and 10.4%. At June 30, 2013, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 39.2%, 13.9% and 11.6%.

During fiscal 2014, one customer accounted for 60.7% of sales. No other customer had sales in excess of 10% of revenues. During fiscal 2013, two customers accounted for 36.3% and 32.4% of sales. No other customer had sales in excess of 10% of revenues.

During fiscal 2014, sales resulted from three products, EMFIDS, FireIce and Soil₂O® and from paid for research and development which made up 52.2%, 27.4%, 19.2% and 1.27% of total sales, respectively. During fiscal 2013, sales resulted from two products, FireIce and Soil₂O® and from paid for research and development which made up 38.8%, 43.5% and 17.7% of total sales, respectively.

During the year ended June 30, 2014, the Company’s made inventory purchases from three vendors amounting to approximately $226,000, $81,000 and $64,000 representing 35.3%, 12.6% and 10.0%, respectively, of inventory purchases for the fiscal year. During the year ended June 30, 2013, the Company purchased approximately $142,000 of raw material from one vendor and approximately $32,000 from another vendor which amounted to 50.8% and 11.5%, respectively, of the inventory purchases in fiscal 2013.

12.

SUBSEQUENT EVENTS

In July 2014, the Company issued 107,143 shares of common stock to its chief operating officer and principal stockholder in payment of accrued interest in the amount of $75,000 related to a convertible note.

In accordance with the 2007 Equity Incentive Plan, on July 1, 2014, the Company issued options to purchase 470,000 shares of common stock to directors. The options have an exercise price of $0.70 per share, vest on June 30, 2015¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 88.55% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.79%. The value of these options will be recognized as expense over the requisite service period.

Since July 1, 2014, the Company has issued 1,855,188 shares of common stock and two year warrants to purchase 906,586 shares of common stock at an exercise price of $2.00 per share in exchange for $1,025,000 in connection with private placements with accredited investors, including 1,603,087 shares and 801,544 warrants to our chief operating officer and principal stockholder in exchange for $850,000.