Form 10-Q
period 2014-09-30
GelTech Solutions, Inc.
filed 2014-11-14
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at November 14, 2014
Common Stock, $0.001 par value per share	46,139,719 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2014	2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$96,589	$66,266
Accounts receivable trade, net	33,892	35,276
Inventories	921,703	843,864
Prepaid expenses and other current assets	112,730	88,836
Total current assets	1,164,914	1,034,242

Furniture, fixtures and equipment, net	168,254	175,751
Deposits	18,086	30,086

Total assets	$1,351,254	$1,240,079

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$233,703	$228,063
Accrued expenses	176,764	189,933
Litigation accrual	56,956	505,000
Insurance premium finance contract	59,649	13,574
Total current liabilities	527,072	936,570
Convertible notes - related party, net of discounts	2,257,758	2,201,824
Total liabilities	2,784,830	3,138,394

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 42,614,450 and 40,301,979 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively.	42,614	40,302
Additional paid in capital	34,607,481	33,194,961
Accumulated deficit	(36,083,671)	(35,133,578)
Total stockholders' equity (deficit)	(1,433,576)	(1,898,315)

Total liabilities and stockholders' equity (deficit)	$1,351,254	$1,240,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013

Sales	$110,867	$530,812

Cost of goods sold	40,346	227,733

Gross profit	70,521	303,079

Operating expenses:
Selling, general and administrative expenses	1,296,178	2,032,044
Research and development	59,686	87,168

Total operating expenses	1,355,864	2,119,212

Loss from operations	(1,285,343)	(1,816,133)

Other income (expense)

Interest income	—	243
Other income	448,044	17,000
Interest expense	(112,794)	(112,372)
Total other income (expense)	335,250	(95,129)

Net loss	$(950,093)	$(1,911,262)

Net loss per common share - basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding - basic and diluted	41,445,216	33,579,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(950,093)	$(1,911,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,473	13,425
Amortization of debt discounts	55,934	49,624
Bad debt expense	—	5,801
Employee stock option compensation expense	214,832	593,073
Loss on stock issued for interest	—	4,440
Changes in assets and liabilities:
Accounts receivable	1,384	(445,369)
Inventories	(77,839)	(150,946)
Prepaid expenses and other current assets	35,128	22,379
Other assets	12,000	—
Accounts payable	5,640	232,165
Litigation accrual	(448,044)	—
Accrual for severance agreement	—	(42,230)
Accrued expenses	61,831	58,765
Net cash used in operating activities	(1,076,754)	(1,570,135)

Cash flows from Investing Activities
Purchases of equipment	(4,976)	(43,465)
Net cash used in investing activities	(4,976)	(43,465)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	25,000	175,000
Proceeds from sale of stock under stock purchase agreement	—	480,000
Proceeds from sale of stock and warrants	1,100,000	100,000
Proceeds from exercise of warrants	—	25,000
Proceeds from exercise of stock options	—	18,200
Repayments of convertible notes with related parties	—	(85,880)
Repayments of convertible notes with third parties	—	(115,822)
Proceeds from convertible notes with related parties	—	1,000,000
Payments on insurance finance contract	(12,947)	(16,052)
Net cash provided by financing activities	1,112,053	1,580,446

Net increase (decrease) in cash and cash equivalents	30,323	(33,154)
Cash and cash equivalents - beginning	66,266	90,275
Cash and cash equivalents - ending	$96,589	$57,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$195	$425
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$59,022	$16,340
Beneficial conversion feature of convertible notes	$—	$311,949
Loan discount from warrants	$—	$601,949
Stock issued for interest	$75,000	$4,440
Conversion of notes for common stock	$—	$82,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in Weather Tech Innovations, Inc. and GelTech International, Inc.  These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed on September 29, 2014.

Inventories

Inventories as of September 30, 2014 consisted of raw materials and finished goods in the amounts of $434,104 and $487,599, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended September 30, 2014 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At September 30, 2014, there were options to purchase 10,487,840 shares of the Company’s common stock, warrants to purchase 4,393,735 shares of the Company’s common stock and 6,707,094 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2014 to September 30, 2014 were estimated using the following assumptions:

Risk free interest rate	0.63% - 1.79%
Expected term (in years)	2.5 - 5.5
Dividend yield	––
Volatility of common stock	87.99% - 88.55%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after September 30, 2014 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2014, the Company had an accumulated deficit and stockholders’ deficit of $36,083,671 and $1,433,576, respectively, and incurred losses from operations of $1,285,343 for the three months ended September 30, 2014 and used cash in operations of $1,076,754 during the three months ended September 30, 2014.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

NOTE 3 – Convertible Note Agreements

The Company currently has two convertible notes outstanding, both held by its COO and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 is a consolidation of prior debt instruments. The note bears annual interest of 7.5%, is convertible at $0.35 per share and is due December 31, 2016. During the three months ended September 30, 2014, the Company recognized interest expense of $9,864 related to the amortization of the discount resulting from the beneficial conversion feature of the note. As of September 30, 2014, the balance of the unamortized discount related to this note amounts to $49,168. As of September 30, 2014, the principal balance of the note is $1,997,483 and accrued interest amounted to $99,327.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 relates to a new funding on that date. The note bears annual interest of 7.5%, is convertible at $1.00 per share and is due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. For the three months ended September 30, 2014 the Company recorded interest expense of $30,345 and $15,726 related to the amortization of the discounts related to the beneficial conversion feature and the warrants, respectively. As of September 30, 2014, the balance of the unamortized discount related to the beneficial conversion feature and the warrants was $454,843 and $235,714, respectively. In July 2014, the Company issued 107,143 shares of common stock to its COO and principal shareholder in payment of accrued interest of $75,000 on this convertible note. As of September 30, 2014, the principal balance on this note is $1,000,000 and accrued interest amounted to $18,904.

NOTE 4 – Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

During the three months ended September 30, 2014, the Company issued 2,205,328 shares of common stock and two year warrants to purchase 1,081,656 shares of common stock at an exercise price of $2.00 per shares in exchange for $1,125,000 in connection with private placements with three accredited investors, including the issuance of 1,953,227 shares and 976,614 warrants to its COO and principal shareholder in exchange for $975,000.

In July 2014, the Company issued 107,143 shares of common stock to its COO and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note.

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2014 to September 30, 2014, was $214,832 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2014 the total compensation cost for stock options not yet recognized was approximately $867,947.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Employee Options and Stock Appreciation Rights

During the three months ended September 30, 2014, the Company granted two summer employees five year options allowing each employee to purchase 1,000 shares of common stock at an exercise price of $0.66 per share. The options all vested immediately. The Company valued the options at $682 using the Black-Scholes option pricing model using a volatility of 87.99%, based upon the historical price of the Company’s common stock, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.63%.

Options Issued to Directors

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2014, the Company issued options to purchase 470,000 shares of common stock to directors. The options have an exercise price of $0.73 per share, vest on June 30, 2015¸ subject to continuing service as a director and bear a ten year term.  The options were valued using the Black-Scholes model using a volatility of 88.55%, derived using the historical market price for the Company’s common stock, an expected term of 5.5 years (using the simplified method) and a discount rate of 1.79%. The value of these options of $245,441 will be recognized as expense over the one year vesting period.

Non-Employee, Non-Director Options

During the three months ended September 30, 2014, there were no options granted to non-employees or non-directors.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the three months ended September 30, 2014, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the three months ended September 30, 2014, the Company issued two year warrants to purchase 1,081,656 shares of common stock at an exercise price of $2.00 per shares in exchange in connection with private placements with three accredited investors, including the issuance of 976,614 warrants to its COO and principal shareholder.

NOTE 5 – Commitments and Contingencies

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

In January 2013, the court ruled on the Company’s post-trial motions in this litigation dismissing the $200,000 civil theft verdict (which was subject to triple damages) against the CEO and reducing the $841,000 breach of the consulting agreement award to $500,000. The Company then filed a motion seeking a new trial on damages. The Company received a favorable ruling on this motion and received a new trial on the damages. As a result of the reduction in the award for breach of the consulting agreement from $841,000 to $500,000 and the vacating of the award for civil theft which the Company had previously accrued $600,000, the Company recorded other income of $941,000 for the year ended June 30, 2013. On October 28, 2014 the Court issued a Final Judgment in this case. The Court awarded Mr. Hopkins $51,956 for the breach of consulting agreement. As such the total liability related to this matter is $56,956. In accordance with ASC 855-10-55-1, the Company recorded other income of $448,044 in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2014 resulting from the reduction of the accrual for litigation.

NOTE 6 – Related Party Transactions

During the three months ended September 30, 2014, the Company issued common stock and warrants to its COO and principal shareholder in exchange for cash as more fully described in Note 4.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014. As of September 30, 2014, there were no cash equivalent balances held in depository accounts that are not insured.

At September 30, 2014, four customers accounted for 46.0%, 16.7%, 13.9%, and 13.1% of accounts receivable.

For the three months ended September 30, 2014, four customers accounted for 30.3%, 25.1% 14.5% and 10.4% of sales.

During the three months ended September 30, 2014, sales primarily resulted from two products, FireIce® and Soil2O® which made up 24.1% and 74.4%, respectively, of total sales. Of the FireIce® sales, 84.7% related to the sale of FireIce® products and 15.3% related to sales of the FireIce Home Defense units. Of the Soil2O® sales, 2.8% related to traditional sales of Soil2O® and 97.2% related to sales of Soil2O® Dust Control, including 37.9% of our new Soil2O Soil Cap product.

Two vendors accounted for 51.5% and 15.9% of the Company’s approximately $109,000 in purchases of raw material and packaging during the three months ended September 30, 2014.

NOTE 8 – Subsequent Events

Since October 1, 2014, the Company has issued 3,525,269 shares of common stock and two year warrants to purchase 1,762,635 shares of common stock at an exercise price of $2.00 per share in exchange for $1,055,000 in connection with private placements with three accredited investors, including 915,968 shares and 457,984 warrants to our COO and principal stockholder in exchange for $225,000.

On October 28, 2014, the Court issued a Final Judgment in the Hopkins case. The Court awarded Mr. Hopkins $51,956 for breach of the Consulting Agreement.  Mr. Hopkins has 30 days to file an appeal. The Company expects to seek reimbursement of its attorneys’ fees and costs from Mr. Hopkins.  In connection with the award, the Company reduced its litigation accrual related to the case by $448,044 which was reflected as other income in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2014.

.

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

Beginning in the fourth quarter of fiscal 2014, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion. During the three months ended September 30, 2014, the Company sold $31,280 of Soil2O Soil Cap. We have yet to generate meaningful revenue from GT-W14 but are confident of the potential for commercialization of this product. Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013.

Sales

For the three months ended September 30, 2014, we had sales of $110,867 as compared to $530,812 for the three months ended September 30, 2013, a decrease of $419,945 or 79.1%. Sales of product during the three months ended September 30, 2014 consisted of $82,523 for Soil2O® and $26,767 for FireIce® and related products. The Soil2O® sales consisted of sales of Soil2O® dust control amounting to $80,226 and sales of Soil2O of $2,297. FireIce® sales consisted of $18,410 related to product sales and $8,358 related to sales of extinguishers and HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our new EMFIDS units  as we gain traction with state wildland organizations and with the beginning of dust season in the western states.

Cost of Goods Sold

Cost of goods sold was $40,346 for the three months ended September 30, 2014 as compared to a cost of goods sold of $227,733 for the three months ended September 30, 2013. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 36.4% for the three months ended September 30, 2014 as compared to 36.6% for the three months ended September 30, 2013.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2014.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,296,178 for the three months ended September 30, 2014 as compared to $2,032,044 for the three months ended September 30, 2013. The decrease in fiscal 2015 expenses resulted primarily from (1) a decrease in salaries and employee benefits of $144,610 relating to a decrease in personnel costs due to the closing of our Brooklyn facility during the three months ended September 30, 2014 and lower commissions based on the lower sales volume; (2) a decrease in non-cash compensation of $378,241 due to a reduction in employee grants during three months ended September 30, 2014; (3) a decrease in professional fees of $91,814; (4) a decrease in sales and marketing expense of $69,092; and (5) a decrease in travel expense of $32,134.

Research and Development Expenses

R&D expenses were $59,686 for the three months ended September 30, 2014 as compared to $87,168 for the three months ended September 30, 2013. The expenses for the three months ended September 30, 2014 related to testing to obtain certain ratings for our fire extinguishers, research of potential product delivery system enhancements for FireIce®, including EMFIDS and independent testing of GT-W14, our new industrial absorbent product offering.

Loss from Operations

Loss from operations was $1,285,343 for the three months ended September 30, 2014 as compared to $1,816,133 for the three months ended September 30, 2013. The decreased loss resulted from the lower operating expenses which were only partially offset by the lower gross profit.

Other Income (Expense)

Other income for the three months ended September 30, 2013 was $335,250 as compared to other expense of $95,129 for the three months ended September 30, 2013.  The difference was the result of other income of $448,044 relating to the reduction in the accrual for litigation in the Hopkins case as a result of the Final Judgment issued by the court. The other primary factor affecting other expense is interest expense on the Company’s convertible debt, none of which is paid in cash.

Net Loss

Net loss was $950,093 for the three months ended September 30, 2014 as compared to $1,911,262 for the three months ended September 30, 2013. The higher net loss for the three months ended September 30, 2013 resulted from the absence of other income and the higher selling, general and administrative costs as described above. Net loss per common share was $0.02 for the three months ended September 30, 2014 as compared to $0.06 for the three months ended September 30, 2013. The weighted average number of shares outstanding for the three months ended September 30, 2014 and 2013 were 41,445,216 and 33,579,683, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Quarter Ended September 30,
	2014	2013

Net cash used in operating activities	$(1,076,754)	$(1,570,135)
Net cash used in investing activities	(4,976)	(43,465)
Net cash provided by financing activities	1,112,053	1,580,446
Net increase (decrease) in cash and cash equivalents	$30,323	$(33,154)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Used in Operating Activities

For the three months ended September 30, 2014, the Company used net cash of $1,076,754 in operating activities as compared to net cash used in operating activities of $1,570,135 for the three months ended September 30, 2013. Net cash used during the three months ended September 30, 2014 resulted primarily from the net loss of $950,093, an increase in inventories of $77,839 and the reduction of the accrual for litigation of $448,044, which were partially offset by non-cash stock based compensation of $214,832, non-cash amortization of debt discounts of $55,934, depreciation of $12,473 and an increase in accrued expenses of $61,831.

 Net cash used during the three months ended September 30, 2013 resulted primarily from the net loss of $1,911,262, an increase in inventories of $150,946 and an increase in accounts receivable of $445,369 which were partially offset by non-cash stock based compensation of $593,073, amortization of convertible note discounts of $49,624, depreciation of $13,425, increases in accounts payable of $232,165, and accrued expenses of $58,765 and a decrease in prepaid expenses of $22,379.

Net Cash Used in Investing Activities

Cash flows used in investing activities for the three months ended September 30, 2014 amounted to $4,976 and related to purchases of office equipment and computer peripherals as compared to cash used of $43,465 during the three months ended September 30, 2013.

Net Cash Provided By Financing Activities

Cash flows from financing activities for the three months ended September 30, 2014 were $1,112,053 as compared to $1,580,446 for the three months ended September 30, 2013. During the three months ended September 30, 2014, the Company received $25,000 in exchange for 42,017 shares of common stock in connection with a private placement with an accredited investor and received $1,100,000 in exchange for 2,163,311 shares of common stock and two year warrants to purchase 1,081,656 shares of common stock at an exercise price of $2.00 per share in connection with private placements with two accredited investors, including the issuance of  1,953,227 shares of common stock and warrants to purchase 976,614 shares of common stock to our COO and principal shareholder in exchange for $975,000. The amounts received were used to make payments on insurance premium finance contracts of $12,947 as well as provide us with working capital.

During the three months ended September 30, 2013, the Company received $1,000,000 from its principal investor in exchange for a note convertible at $1.00 per share and warrants to purchase 500,000 shares at an exercise price of $1.30 per share in a private placement, received $18,200 from the exercise of options to purchase 20,000 shares of common stock at an exercise price of $0.91 per share, $175,000 from our accredited investors in exchange for 172,294 shares of common stock in connection with private placements, $480,000 in exchange for 462,716 shares of common stock in connection with the stock purchase agreement LPC and $100,000 in exchange for the issuance of 117,647 shares of common stock and five year warrants to purchase 29,412 shares of common stock at an exercise price of $1.25 per share in connection with a private placement with an accredited investor and received $25,000 in connection with the exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 per share.  The amounts received were used to make repayments on convertible notes payable to related parties of $85,880, to make payments of $115,822 on convertible notes with third parties and to make payments on insurance premium finance contracts of $16,052 as well as provide us with working capital.

Historical Financings

As previously disclosed, in January 2012, the Company signed a $5 million Purchase Agreement with Lincoln Park and sold 2,913,997 shares of common stock in exchange for $1,990,003 under the Purchase Agreement. This agreement expired in July 2014 and we are no longer able to raise capital from Lincoln Park under the agreement.

Since July 1, 2014, GelTech has raised $2,180,000 from the sale of common stock and warrants in connection with private placements with five accredited investors including Michael Reger, our COO and principal shareholder.  In consideration for their investments, GelTech issued 5,730,597 shares of common stock and two year warrants to purchase 2,844,291 shares of common stock at an exercise price of $2.00 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Liquidity and Capital Resource Considerations

As of November 14, 2014, we had approximately $640,000 in available cash.  Our operations continue to rely on Mr. Reger’s investments.  If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue, we will have to scale back our operations or cease doing business. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.  Additionally, although a Final Judgment has been issued in the Hopkins trial, in the event of a successful appeal by him, we may be subject to paying a substantial award to Mr. Hopkins. See Legal Proceedings on page 15.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended June 30, 2014. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On October 28, 2014, the Court issued a Final Judgment in the Hopkins case.  The Court awarded Mr. Hopkins $51,956 for breach of the Consulting Agreement.  Mr. Hopkins has 30 days to file an appeal.  The Company expects to seek reimbursement of its attorneys’ fees and costs from Mr. Hopkins.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	July 7, 2014	42,017 shares of common stock	Purchase of shares at $0.59 per share by one investor.
Investor (1)	July 2, 2014	210,084 shares of common stock and two year warrants to purchase 105,042 shares at $2.00 per share	Purchase of shares and warrants at $0.59 per share by one investor.

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

GELTECH SOLUTIONS, INC.

November 14, 2014	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

November 14, 2014	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Form of Subscription Agreement	10-Q	11/14/13	3.2
10.2	Form of Warrant	10-Q	11/14/13	3.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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