Form 10-Q
period 2014-12-31
GelTech Solutions, Inc.
filed 2015-02-11
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at February 11, 2015
Common Stock, $0.001 par value per share	47,329,925 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2014	2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$195,615	$66,266
Accounts receivable trade, net	64,241	35,276
Inventories	969,185	843,864
Prepaid expenses and other current assets	98,094	88,836
Total current assets	1,327,135	1,034,242

Furniture, fixtures and equipment, net	159,055	175,751
Deposits	16,086	30,086

Total assets	$1,502,276	$1,240,079

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$149,708	$228,063
Accrued expenses	232,429	189,933
Litigation accrual	56,956	505,000
Insurance premium finance contract	62,857	13,574
Total current liabilities	501,950	936,570
Convertible notes - related party, net of discounts	2,313,693	2,201,824
Total liabilities	2,815,643	3,138,394

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 46,249,719 and 40,301,979 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively.	46,250	40,302
Additional paid in capital	35,902,286	33,194,961
Accumulated deficit	(37,261,903)	(35,133,578)
Total stockholders' equity (deficit)	(1,313,367)	(1,898,315)

Total liabilities and stockholders' equity (deficit)	$1,502,276	$1,240,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Sales	$155,895	$65,034	$266,762	$595,846
Cost of goods sold	52,070	34,340	92,416	262,073
Gross profit	103,825	30,694	174,346	333,773

Operating expenses:
Selling, general and administrative expenses	1,132,519	1,894,228	2,428,697	3,926,272
Research and development	36,119	50,663	95,805	137,831

Total operating expenses	1,168,638	1,944,891	2,524,502	4,064,103

Loss from operations	(1,064,813)	(1,914,197)	(2,350,156)	(3,730,330)

Other income (expense)
Loss on settlement	—	(11,413)	—	(11,413)
Other income	378	—	448,422	17,000
Interest income	16	17	16	260
Interest expense	(113,813)	(127,392)	(226,607)	(239,764)
Total other income (expense)	(113,419)	(138,788)	221,831	(233,917)

Net loss	$(1,178,232)	$(2,052,985)	$(2,128,325)	$(3,964,247)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.05)	$(0.12)

Weighted average shares outstanding - basic and diluted	44,885,854	35,147,692	43,165,535	34,358,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,128,325)	$(3,964,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,546	26,112
Amortization of debt discounts	111,869	118,771
Bad debt expense	4,197	5,801
Employee stock option compensation expense	436,768	1,235,650
Loss on stock issued for interest	—	4,440
Changes in assets and liabilities:
Accounts receivable	(33,162)	6,454
Inventories	(125,321)	(274,441)
Prepaid expenses and other current assets	73,667	12,716
Other assets	14,000	—
Accounts payable	(78,355)	(30,636)
Accrued expenses	117,496	124,642
Litigation accrual	(448,044)	—
Accrual for severance agreement	—	(84,460)
Deferred revenue	—	50,000
Net cash used in operating activities	(2,028,664)	(2,769,198)

Cash flows from Investing Activities
Purchases of equipment	(9,850)	(57,093)
Net cash used in investing activities	(9,850)	(57,093)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	46,505	775,000
Proceeds from sale of stock under stock purchase agreement	—	570,000
Proceeds from sale of stock and warrants	2,155,000	730,000
Proceeds from exercise of warrants	—	25,000
Proceeds from exercise of stock options	—	18,200
Repayments of convertible notes with related parties	—	(85,880)
Repayments of convertible notes with third parties	—	(115,822)
Proceeds from convertible notes with related parties	—	1,000,000
Payments on insurance finance contract	(33,642)	(39,374)
Net cash provided by financing activities	2,167,863	2,877,124

Net increase in cash and cash equivalents	129,349	50,833
Cash and cash equivalents - beginning	66,266	90,275
Cash and cash equivalents - ending	$195,615	$141,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended December 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,408	$1,219
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$82,925	$92,846
Beneficial conversion feature of convertible notes	$—	$311,949
Loan discount from warrants	$—	$601,949
Stock issued for interest	$75,000	$4,440
Conversion of notes for common stock	$—	$82,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing the following three products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (3) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire. In addition to the sale of FireIce® and Soil2O® “Dust Control” product, the Company also sells equipment such as eductors and extinguishers which are used to dispense our products. Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) Soil2O®, a product which reduces the amount of water needed for irrigation and is primarily marketed to golf courses, commercial landscapers and the agriculture market. During the fourth quarter of fiscal 2014, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion. Our consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the six months ended December 31, 2014, the Company increased the provision for bad debt in the amount of $4,019 and then wrote-off accounts receivable in the amount of $34,803 against the allowance for bad debt. During the six months ended December 31, 2013, the Company recorded an allowance for bad debt in the amount of $5,801.

Inventories

Inventories as of December 31, 2014 consisted of raw materials and finished goods in the amounts of $477,598 and $491,587, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three and six months ended December 31, 2014 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At December 31, 2014, there were options to purchase 10,235,340 shares of the Company’s common stock, warrants to purchase 6,126,370 shares of the Company’s common stock and 6,707,094 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2014 to December 31, 2014 were estimated using the following assumptions:

Risk free interest rate	0.63% - 1.79%
Expected term (in years)	2.5 - 5.5
Dividend yield	––
Volatility of common stock	87.78% - 88.55%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after December 31, 2014 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of December 31, 2014, the Company had an accumulated deficit and stockholders’ deficit of $37,261,903 and $1,313,367, respectively, and incurred losses from operations of $2,350,156 for the six months ended December 31, 2014 and used cash in operations of $2,028,664 during the six months ended December 31, 2014.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken which consist of cost cutting measures, improved marketing focus and a strategy to raise capital primarily from insiders on an as needed basis, provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Convertible Note Agreements

The Company currently has two convertible notes outstanding, both held by its President and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 is a consolidation of prior debt instruments. The note bears annual interest of 7.5%, is convertible at $0.35 per share and is due December 31, 2016. During the six months ended December 31, 2014, the Company recognized interest expense of $19,728 related to the amortization of the discount resulting from the beneficial conversion feature of the note. As of December 31, 2014, the balance of the unamortized discount related to this note amounts to $39,304. As of December 31, 2014, the principal balance of the note is $1,997,483 and accrued interest amounted to $137,088.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 relates to a new funding on that date. The note bears annual interest of 7.5%, is convertible at $1.00 per share and is due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. For the six months ended December 31, 2014 the Company recorded interest expense of $60,690 and $31,452 related to the amortization of the discounts related to the beneficial conversion feature and the warrants, respectively. As of December 31, 2014, the balance of the unamortized discount related to the beneficial conversion feature and the warrants was $424,498 and $219,988, respectively. In July 2014, the Company issued 107,143 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on this convertible note (see Note 4). As of December 31, 2014, the principal balance on this note is $1,000,000 and accrued interest amounted to $37,808.

NOTE 4 – Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

During the three months ended December 31, 2014 the Company issued 3,525,269 shares of common stock and two year warrants to purchase 1,762,635 shares of common stock at an exercise price of $2.00 per share in exchange for $1,055,000 in connection with private placements with three accredited investors, including the issuance of 915,968 shares and 457,984 warrants to its President and principal shareholder in exchange for $250,000.

In December 2014, the Company issued 110,000 shares of common stock to two directors in exchange for $21,505.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

During the three months ended September 30, 2014, the Company issued 2,205,328 shares of common stock and two year warrants to purchase 1,081,656 shares of common stock at an exercise price of $2.00 per shares in exchange for $1,125,000 in connection with private placements with three accredited investors, including the issuance of 1,953,227 shares and 976,614 warrants to its President and principal shareholder in exchange for $975,000.

In July 2014, the Company issued 107,143 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note (see Note 3).

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2014 to December 31, 2014, was $436,768 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2014, the total compensation cost for stock options not yet recognized was approximately $677,156.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Employee Options and Stock Appreciation Rights

In December 2014, the Company granted employees five year options to purchase a total of 215,000 shares of common stock at an exercise price of $0.23 per share. The options vested 25% immediately, with the remainder vesting in equal increments of 25% each year on the grant date over three years. The Company valued the options at $31,145 using the Black-Scholes option pricing model using a volatility of 87.78%, based upon the historical price of the Company’s common stock, an estimated term of 4.0 years, using the Simplified Method and a discount rate of 1.31%.

In August 2014, the Company granted two summer employees five year options allowing each employee to purchase 1,000 shares of common stock at an exercise price of $0.66 per share. The options all vested immediately. The Company valued the options at $682 using the Black-Scholes option pricing model using a volatility of 87.99%, based upon the historical price of the Company’s common stock, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.63%.

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

Non-Employee, Non-Director Options

During the six months ended December 31, 2014, there were no options granted to non-employees or non-directors.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the six months ended December 31, 2014, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the three months ended December 31, 2014, the Company issued two year warrants to purchase 1,762,635 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors, including the issuance of 457,984 warrants to its President and principal shareholder.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

During the three months ended September 30, 2014, the Company issued two year warrants to purchase 1,081,656 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors, including the issuance of 976,614 warrants to its President and principal shareholder.

NOTE 5 – Commitments and Contingencies

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff seeks to recover certain of his personal property, which was used or stored in the Company’s offices and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. A jury trial was held for the lawsuit in July 2012. At the conclusion of the trial, the plaintiff was awarded $200,000 under his invasion of privacy and fraudulent misrepresentation claim, $5,000 on the trespass claim, $841,000 on the breach of consulting agreement claim and $200,000 against the Company’s CEO on a claim of civil theft, which by law results in an award of $600,000 for the plaintiff. The Company’s board of directors approved the indemnification of the Company’s CEO for the $600,000. The Company filed a post-trial motion for Judgment Notwithstanding Verdict, New Trial and Remittitur, requesting that the judge set aside or reduce the amounts of the jury verdict.

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

On October 28, 2014 the Court issued a Final Judgment in this case. The Court awarded Mr. Hopkins $51,956 for the breach of consulting agreement. As such the total liability related to this matter is $56,956. In accordance with ASC 855-10-55-1, the Company recorded other income of $448,044 in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2014 resulting from the reduction of the accrual for litigation.  Mr. Hopkins has filed an appeal.

NOTE 6 – Related Party Transactions

During the six months ended December 31, 2014, the Company issued common stock and warrants to its President and principal shareholder in exchange for cash as more fully described in Note 4.

In November 2014, William Cordani, the father of the Company’s CEO, passed away unexpectedly.  Prior to his passing, Mr. Cordani and the Company were negotiating a separation payment to Mr. Cordani in connection with his contemplated retirement.    The Company’s Board of Directors recognized that without Mr. Cordani’s contributions and efforts on behalf of the Company and the Company’s predecessor (over 20 years), the Company would not have been successful developing its portfolio of products.   Subsequent to his passing, the Company and Mr. Cordani’s wife agreed to 12 monthly payments of $5,000 in lieu of the contemplated separation payments to Mr. Cordani.  These payments began in December 2014.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. As of December 31, 2014, there were no cash equivalent balances held in depository accounts that are not insured.

At December 31, 2014, three customers accounted for 48.2%, 14.8% and 14.5% of accounts receivable.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

For the six months ended December 31, 2014, four customers accounted for 20.5%, 12.58%, 12.55% and 12.1% of sales.

During the six months ended December 31, 2014, sales primarily resulted from two products, FireIce® and Soil2O® which made up 56.0% and 43.44%, respectively, of total sales. Of the FireIce® sales, 56.7% related to the sale of FireIce® products and 43.3% related to sales of the FireIce Home Defense units and extinguishers. Of the Soil2O® sales, 4.3% related to traditional sales of Soil2O® and 95.6% related to sales of Soil2O® Dust Control, including 27.0% of our new Soil2O Soil Cap product.

Two vendors accounted for 51.0% and 14.2% of the Company’s approximately $220,000 in purchases of raw material and packaging during the six months ended December 31, 2014.

NOTE 8 – Subsequent Events

Since January 1, 2015, the Company has issued 652,174 shares of common stock and two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in exchange for $150,000 in connection with private placements with our President and principal stockholder.

On January 23, 2015, the Company granted 5 year warrants to purchase 100,000 shares of the Company’s common stock in exchange for legal services. The warrants vest immediately and are exercisable at $0.27 per share. The Company valued the warrants at $17,611 using the Black-Scholes option pricing model using a volatility of 81.85%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.39%. The fair value will be recognized in expense during the three months ending March 31, 2015.

On January 23, 2015, the Company issued 10 year options to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.27 per share to a director in connection with his appointment as audit committee chairman. The options vest annually over a three year period on the anniversary of the grant, subject to continued service as the audit committee chairman. The Company valued the options at $1,974 using the Black-Scholes option pricing model using a volatility of 84.16%, based upon the historical price of the Company’s common stock, an estimated term of 6.5 years, using the Simplified Method, and a discount rate of 1.61%. The fair value will be recognized in expense over the vesting period of the options.

On February 2, 2015, the Company issued 428,032 shares of common stock to its president and principal shareholder as payment for annual accrued interest of $149, 811 related to convertible note agreement dated February 1, 2013. In accordance with the convertible note, the conversion rate for the accrued interest was $0.35 per shares. The fair market value of the Company’s common stock was $0.32 on the date of conversion. As such the Company will record other income of $12,841 for the three months ended March 31, 2015 in connection the interest conversion.

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

Overview

GelTech Solutions, Inc., or GelTech, generates revenue primarily from marketing the following three products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, in wildland firefighting, and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as other industries that deal with daily dust control issues and (3) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire.  Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses, commercial landscapers and the agriculture market.

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

During the three months ended December 31, 2014, the Company finalized the preliminary design and received SFI Foundation, Inc. (SFI) certification for a new onboard FireIce® delivery system for race vehicles.  This system is designed to coat the driver of a race vehicle with FireIce® in the case of an onboard fire. SFI is a non-profit organization which is sanctioned by virtually every organization affiliated with automotive racing in the world to issue and administer standards for the quality assurance of specialty performance and racing equipment.  SFI certification is required for equipment to be installed in racing vehicles competing in the major motorsport circuits.

Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2013.

Sales

For the six months ended December 31, 2014, we had sales of $266,762 as compared to $595,846 for the six months ended December 31, 2013, a decrease of $329,084 or 55.23%. Sales of product during the six months ended December 31, 2014 consisted primarily of $115,677 for Soil2O® and $149,490 for FireIce® and related products. The Soil2O® sales consisted of sales of Soil2O® dust control amounting to $112,622 and sales of Soil2O of $3,055. FireIce® sales consisted of $84,793 related to product sales and $64,697 related to sales of extinguishers and HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our products, as we gain traction with state wildland organizations and with the beginning of dust season in the western states.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

Cost of goods sold was $92,416 for the six months ended December 31, 2014 as compared to a cost of goods sold of $262,073 for the six months ended December 31, 2013. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 34.6% for the six months ended December 31, 2014 as compared to 44.0% for the six months ended December 31, 2013.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2014.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $2,428,697 for the six months ended December 31, 2014 as compared to $3,926,272 for the six months ended December 31, 2013. The decrease in fiscal 2015 expenses resulted primarily from (1) a decrease in salaries and employee benefits of $312,274 relating to a decrease in personnel costs due to the closing of our Brooklyn facility during the six months ended December 31, 2014 and lower commissions based on the lower sales volume; (2) a decrease in non-cash compensation of $798,882 due to a reduction in employee stock and option grants during six months ended December 31, 2014; (3) a decrease in professional fees of $211,957; (4) a decrease in sales and marketing expense of $88,671; and (5) a decrease in travel expense of $28,385.

Research and Development Expenses

R&D expenses were $95,805 for the six months ended December 31, 2014 as compared to $137,831 for the six months ended December 31, 2013. The expenses for the six months ended December 31, 2014 related to testing to obtain certain ratings for our fire extinguishers, research of potential product delivery system enhancements for FireIce®, including EMFIDS and independent testing of GT-W14, our new industrial absorbent product offering.

Loss from Operations

Loss from operations was $2,350,156 for the six months ended December 31, 2014 as compared to $3,730,330 for the six months ended December 31, 2013. The decreased loss resulted from the lower operating expenses which were only partially offset by the lower gross profit.

Other Income (Expense)

Other income for the six months ended December 31, 2014 was $221,831 as compared to other expense of $233,917 for the six months ended December 31, 2013.  The difference was the result of other income of $448,044 relating to the reduction in the accrual for litigation in the Hopkins case as a result of the Final Judgment issued by the court. The other primary factor affecting other expense is interest expense on the Company’s convertible debt.

Net Loss

Net loss was $2,128,325 for the six months ended December 31, 2014 as compared to $3,964,247 for the six months ended December 31, 2013. The higher net loss for the six months ended December 31, 2013 resulted from the absence of other income and the higher selling, general and administrative costs as described above. Net loss per common share was $0.05 for the six months ended December 31, 2014 as compared to $0.12 for the six months ended December 31, 2013. The weighted average number of shares outstanding for the six months ended December 31, 2014 and 2013 were 43,165,535 and 34,358,586, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013.

Sales

For the three months ended December 31, 2014, we had sales of $155,895 as compared to $65,034 for the three months ended December 31, 2013, an increase of $90,861 or 139.71%. Sales of product during the three months ended December 31, 2014 consisted of $33,154 for Soil2O® and $122,723 for FireIce® and related. The Soil2O® sales consisted of sales of Soil2O® Dust Control amounting to $32,396 and sales of Soil2O of $758. FireIce® sales consisted of $66,384 related to product sales and $56,339 related to sales of extinguishers and HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our products, as we gain traction with state wildland organizations and with the beginning of dust season in the western states

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

Cost of goods sold was $52,070 for the three months ended December 31, 2014 as compared to a cost of goods sold of $34,340 for the three months ended December 31, 2013. The increase was the direct result of the increase in sales. Cost of sales as a percentage of sales was 33.4% for the three months ended December 31, 2014 as compared to 52.8% for the three months ended December 31, 2013.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three and six months ended December 31, 2014.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,132,519 for the three months ended December 31, 2014 as compared to $1,894,228 for the three months ended December 31, 2013. The decrease in fiscal 2015 expenses resulted primarily from (1) a decrease in salaries and employee benefits of $167,664 relating to a decrease in personnel costs due to the closing of our Brooklyn facility at the end of August 2014; (2) a decrease in non-cash compensation of $420,641 due to a reduction in fair value of employee option grants vesting during three months ended December 31, 2014; (3) a decrease in professional fees of $120,143; and (4) a decrease in sales and marketing expense of $19,579.

Research and Development Expenses

R&D expenses were $36,119 for the three months ended December 31, 2014 as compared to $50,663 for the three months ended December 31, 2013. The expenses for the three months ended December 31, 2014 related to testing to obtain certain ratings for our fire extinguishers and research of potential new product delivery systems for FireIce®.

Loss from Operations

Loss from operations was $1,064,813 for the three months ended December 31, 2014 as compared to $1,914,197 for the three months ended December 31, 2013. The decreased loss resulted from the lower operating expenses and the higher gross profit.

Other Income (Expense)

Other expense for the three months ended December 31, 2014 was $113,419 as compared to other expense of $138,788 for the three months ended December 31, 2013. The lower expense in fiscal 2014 was the result of lower interest expense in fiscal 2014 and the Company incurred losses on the sale of equipment and obsolete inventory in fiscal 2013.

Net Loss

Net loss was $1,178,232 for the three months ended December 31, 2014 as compared to $2,052,985 for the three months ended December 31, 2013. The higher net loss for the three months ended December 31, 2013 resulted from the absence of other income and the higher selling, general and administrative costs as described above. Net loss per common share was $0.03 for the three months ended December 31, 2014 as compared to $0.06 for the three months ended December 31, 2013. The weighted average number of shares outstanding for the three months ended December 31, 2014 and 2013 were 44,885,854 and 35,147,692, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net cash used in operating activities	$(951,910)	$(1,199,063)	$(2,028,664)	$(2,769,198)
Net cash used in investing activities	(4,874)	(13,628)	(9,850)	(57,093)
Net cash provided by financing activities	1,055,810	1,296,678	2,167,863	2,877,124
Net increase in cash and cash equivalents	$99,026	$83,987	$129,349	$50,833

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Used in Operating Activities

For the six months ended December 31, 2014, the Company used net cash of $2,028,664 in operating activities as compared to net cash used in operating activities of $2,769,198 for the three months ended December 31, 2013. Net cash used during the six months ended December 31, 2014 resulted primarily from the net loss of $2,128,325, an increase in inventories of $125,321 and accounts receivable of $33,162, a decrease in accounts payable of  $78,355 and the reduction of the accrual for litigation of $448,044, which were partially offset by non-cash stock based compensation of $436,768, non-cash amortization of debt discounts of $111,869, depreciation of $26,546, a decrease in prepaid expenses of $73,667and an increase in accrued expenses of $117,496.

 Net cash used during the six months ended December 31, 2013 resulted primarily from the net loss of $3,964,247, an increase in inventories of $274,441, an increase in accounts payable of $30,636 and a decrease in the severance accrual of $84,460, which were partially offset by non-cash stock based compensation of $1,235,650, amortization of convertible note discounts of $118,771, depreciation of $26,112, increases in accrued expenses of $124,642 and a decrease in prepaid expenses of $12,716.

Net Cash Used in Investing Activities

Cash flows used in investing activities for the six months ended December 31, 2014 amounted to $9,850 and related to purchases of office equipment and computer peripherals as compared to cash used of $57,093 during the six months ended December 31, 2013 which related to the purchase of a vehicle and a product label and marketing material printer.

Net Cash Provided By Financing Activities

Cash flows from financing activities for the six months ended December 31, 2014 were $2,167,863 as compared to $2,877,124 for the six months ended December 31, 2013. During the six months ended December 31, 2014, the Company received $25,000 in exchange for 42,017 shares of common stock in connection with a private placement with an accredited investor, received $21,505 in exchange for 110,000 shares of common stock in connection with private placements with two directors and received $2,155,000 in exchange for 5,688,580 shares of common stock and two year warrants to purchase 2,844,291 shares of common stock at an exercise price of $2.00 per share in connection with private placements with four accredited investors, including the issuance of  2,869,195 shares of common stock and warrants to purchase 1,434,598 shares of common stock to our President and principal shareholder in exchange for $1,225,000. The amounts received were used to make payments on insurance premium finance contracts of $33,642 as well as provide us with working capital.

During the six months ended December 31, 2013, the Company received $1,000,000 from its President and principal shareholder in exchange for a note convertible at $1.00 per share and five year warrants to purchase 500,000 shares at an exercise price of $1.30 per share in a private placement, received $18,200 from the exercise of options to purchase 20,000 shares of common stock at an exercise price of $0.91 per share, $775,000 from accredited investors in exchange for 1,092,750 shares of common stock in connection with private placements, $570,000 in exchange for 577,428 shares of common stock in connection with the Lincoln Park and $730,000 in exchange for the issuance of 957,647 shares of common stock and five year warrants to purchase 449,412 shares of common stock at an exercise prices between $1.00 and $1.25 per share in connection with a private placement with an accredited investor and received $25,000 in connection with the exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 per share. The amounts received were used to make repayments on convertible notes payable to related parties of $85,880, to make payments of $115,822 on convertible notes with third parties and to make payments on insurance premium finance contracts of $39,374.

Historical Financings

Since July 1, 2014, GelTech has raised $2,351,505 from the sale of common stock and warrants in connection with private placements with eight accredited investors including Michael Reger, our President and principal shareholder and two directors.  In consideration for their investments, GelTech issued 6,492,771 shares of common stock and two year warrants to purchase 2,844,291 shares of common stock at an exercise price of $2.00 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Liquidity and Capital Resource Considerations

As of February 11, 2015, we had approximately $36,000 in available cash.  Sustaining our current operations continues to rely on Mr. Reger’s investments.  If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue or raise capital from other investors, we will have to cease doing business. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.  Additionally, although a Final Judgment has been issued in the Hopkins trial, in the event his appeal is successful, we may be subject to paying a substantial award to Mr. Hopkins in addition to legal fees. See Legal Proceedings on page 17.

Ultimately, if the Company is unable to generate substantial cash flows from sales of its products or complete financings, it may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Principal Accounting Estimates

There have been no changes to our critical accounting estimates and policies since the filing of the Company’s Form 10-K for the fiscal year ended June 30, 2014.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility, mining companies and state and federal agencies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of our products and an adverse result in the pending litigation.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On October 28, 2014, the Court issued a Final Judgment in the Hopkins case which is described in our Form 10-K for the year ended June 30, 2014.  The Court awarded Mr. Hopkins $51,956 for breach of the Consulting Agreement.  Mr. Hopkins has filed an appeal and the Company has filed a cross appeal.   On January 23, 2015, the Court approved the Company’s motion seeking reimbursement of attorneys’ fees and costs from Mr. Hopkins.  An evidentiary hearing will be held to determine the amount of fees and costs to which the Company is entitled and a judgment will be entered for that amount.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	October 1, 2014	367,647 shares of common stock and two year warrants to purchase 183,824 shares at $2.00 per share	Purchase of shares and warrants at $0.27 per share by one investor.
Directors (1)	December 17, 2014	110,000 shares of common stock	Purchase of shares at $0.20 per share by two directors.

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

GELTECH SOLUTIONS, INC.

February 11, 2015	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

February 11, 2015	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Form of Subscription Agreement	10-Q	11/14/13	3.2
10.2	Form of Warrant	10-Q	11/14/13	3.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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