Form 10-Q
period 2015-03-31
GelTech Solutions, Inc.
filed 2015-05-08
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at May 8, 2015
Common Stock, $0.001 par value per share	47,585,843 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$77,146	$66,266
Trade accounts receivable, net	77,237	35,276
Inventories	1,056,740	843,864
Prepaid expenses and other current assets	98,443	88,836
Total current assets	1,309,566	1,034,242

Furniture, fixtures and equipment, net	145,428	175,751
Deposits	16,086	30,086

Total assets	$1,471,080	$1,240,079

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$173,171	$228,063
Accrued expenses	136,395	189,933
Litigation accrual	56,956	505,000
Insurance premium finance contract	35,295	13,574
Total current liabilities	401,817	936,570

Convertible secured notes - related party, net of discounts	2,938,386	2,201,824
Convertible secured line of credit - related party, net of discounts	591,907	—
Total liabilities	3,932,110	3,138,394

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 47,329,925 and 40,301,979 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively.	47,330	40,302
Additional paid in capital	36,443,477	33,194,961
Accumulated deficit	(38,951,837)	(35,133,578)
Total stockholders' equity (deficit)	(2,461,030)	(1,898,315)

Total liabilities and stockholders' equity (deficit)	$1,471,080	$1,240,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

Sales	$100,357	$122,038	$367,119	$717,884
Cost of goods sold	34,812	44,661	127,228	306,734
Gross profit	65,545	77,377	239,891	411,150

Operating expenses:
Selling, general and administrative expenses	1,072,676	1,296,995	3,501,373	5,223,267
Research and development	10,982	96,861	106,787	234,692

Total operating expenses	1,083,658	1,393,856	3,608,160	5,457,959

Loss from operations	(1,018,113)	(1,316,479)	(3,368,269)	(5,046,809)

Other income (expense)
Other income	200	—	448,622	17,000
Interest income	2	14	18	274
Gain (loss) on conversion of interest	12,841	(201,175)	12,841	(201,175)
Loss on extinguishment of debt	(596,648)	—	(596,648)	—
Loss on settlement	—	—	—	(11,413)
Interest expense	(88,216)	(111,795)	(314,823)	(351,559)
Total other income (expense)	(671,821)	(312,956)	(449,990)	(546,873)

Net loss	$(1,689,934)	$(1,629,435)	$(3,818,259)	$(5,593,682)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.16)

Weighted average shares outstanding - basic and diluted	46,982,084	37,539,224	44,419,146	35,403,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,818,259)	$(5,593,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,703	41,391
Amortization of debt discounts	140,363	173,490
Bad debt expense	4,719	5,801
Employee stock option compensation expense	658,527	1,438,050
Loss on extinguishment of debt	596,648	—
Loss on disposal of assets	—	11,413
(Gain) loss on stock issued for interest	(12,841)	201,175
Changes in assets and liabilities:
Accounts receivable	(46,680)	(52,355)
Inventories	(212,876)	(259,781)
Prepaid expenses and other current assets	80,318	(15,687)
Other assets	14,000	—
Accounts payable	(54,892)	(64,280)
Accrued expenses	171,273	133,315
Litigation accrual	(448,044)	—
Accrual for severance agreement	—	(98,537)
Deferred revenue	—	(7,019)
Net cash used in operating activities	(2,887,041)	(4,086,706)

Cash flows from Investing Activities
Purchases of equipment	(10,380)	(72,851)
Net cash used in investing activities	(10,380)	(72,851)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	46,505	2,038,538
Proceeds from sale of stock under stock purchase agreement	—	570,000
Proceeds from sale of stock and warrants	2,305,000	730,000
Proceeds from exercise of warrants	—	25,000
Proceeds from exercise of stock options	—	18,200
Proceeds from advances on secured convertible line of credit – related party	625,000	—
Repayments of convertible notes with related parties	—	(85,880)
Repayments of convertible notes with third parties	—	(115,822)
Proceeds from convertible notes with related parties	—	1,000,000
Payments on insurance finance contract	(68,204)	(39,705)
Net cash provided by financing activities	2,908,301	4,140,331

Net increase (decrease) in cash and cash equivalents	10,880	(19,226)
Cash and cash equivalents - beginning	66,266	90,275
Cash and cash equivalents - ending	$77,146	$71,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,353	$2,911
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$89,925	$92,846
Beneficial conversion feature of convertible notes	$16,771	$311,949
Loan discount from warrants	$—	$601,949
Stock issued for interest payable	$224,811	$149,811
Conversion of notes for common stock	$—	$82,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the nine months ended March 31, 2015, the Company increased the provision for bad debt in the amount of $4,019 and then wrote-off accounts receivable in the amount of $34,803 against the allowance for bad debt.

Inventories

Inventories as of March 31, 2015 consisted of raw materials and finished goods in the amounts of $584,247 and $472,493, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three and nine months ended March 31, 2015 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2015, there were options to purchase 10,245,340 shares of the Company’s common stock, warrants to purchase 7,665,271 shares of the Company’s common stock and 10,969,864 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option and warrant grants for the period from July 1, 2014 to March 31, 2015 were estimated using the following assumptions:

Risk free interest rate	0.58% - 1.79%
Expected term (in years)	2.0 - 5.5
Dividend yield	––
Volatility of common stock	80.5% - 88.55%
Estimated annual forfeitures	––

New Accounting Pronouncements

Accounting Standards Updates which were not effective until after March 31, 2015 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2015, the Company had an accumulated deficit and stockholders’ deficit of $38,951,837 and $2,461,030, respectively, and incurred losses from operations of $3,368,269 for the nine months ended March 31, 2015 and used cash in operations of $2,887,041 during the nine months ended March 31, 2015. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 – Convertible Note Agreements

The Company currently has three debt facilities outstanding, all of them held by its President and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the nine months ended March 31, 2015, the Company recognized interest expense of $23,052 related to the amortization of the discount resulting from the beneficial conversion feature of the note. In February 2015, the Company issued 428,032 shares of common stock to its President and principal shareholder in payment of accrued interest of $149,811. The stock was valued at $0.32 per share or $136,970. As such, the Company recorded a gain on settlement of $12,841 which was included in other income. As of March 31, 2015, the principal balance of the note is $1,997,483 and accrued interest amounted to $18,880.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. This discount will be amortized over the remaining term of the note. For the nine months ended March 31, 2015 the Company recorded interest expense of $70,915 and $36,750 related to the amortization of the discounts related to the beneficial conversion feature and the warrants, respectively, of the note originated in July 2013. Since the modification of the note, the Company has recorded interest expense of $1,238 related to the amortization of the discount on the modified note. As of March 31, 2015, the balance of the unamortized discount related to the warrants was $59,097. In July 2014, the Company issued 107,143 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on this convertible note (see Note 4). As of March 31, 2015, the principal balance on this note is $1,000,000 and accrued interest amounted to $54,247.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

In connection with the debt modifications described above, the Company entered into a secured convertible line of credit agreement for up to $4 million with its President and principal shareholder. Under the agreement, the Company may, with the prior approval of its President and principal shareholder, receive advances under the secured convertible line of credit. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s President and principal shareholder two year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

From February 13, 2015 through March 31, 2015, the Company received four advances totaling $625,000 with conversion rates between $0.24 and $0.27 per share, and issued two warrants to purchase 1,202,814 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $16,771 and $16,771, respectively. During the nine months ended March 31, 2015, the Company has recognized interest expense of $449 related to the amortization of these loan discounts. As of March 31, the principal balance of the advances is $625,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $16,547 and $16,546, respectively.

The calculated loan discounts was based on the relative fair value of the warrants which was calculated by the Company using the Black Scholes option pricing model loan discount, using volatilities of between 80.5% and 87.3%, based on the Company’s historical stock price, discount rates from 0.58% to 0.70%, and expected terms of 2 years, the term of the warrants.

NOTE 4 – Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

During the three months ended March 31, 2015, the Company issued 652,174 shares of common stock and two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in exchange for $150,000 in connection with private placements with our President and principal stockholder.

On February 2, 2015, the Company issued 428,032 shares of common stock to its president and principal shareholder as payment for annual accrued interest of $149, 811 related to convertible note agreement dated February 1, 2013. In accordance with the convertible note, the conversion rate for the accrued interest was $0.35 per shares. The fair market value of the Company’s common stock was $0.32 on the date of conversion. As such the Company recorded other income of $12,841 for the three months ended March 31, 2015 in connection with the interest conversion.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

Options to Purchase Common Stock

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2014 to March 31, 2015, was $642,209 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2015, the total compensation cost for stock options not yet recognized was approximately $445,236. This cost will be recognized over the remaining vesting term of the options of approximately two years.

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

Non-Employee, Non-Director Options

During the nine months ended March 31, 2015, there were no options granted to non-employees or non-directors.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the nine months ended March 31, 2015, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the three months ended March 31, 2015, the Company issued two year warrants to purchase 1,202,814 shares of common stock at an exercise price at $2.00 per share in connection with advances from its President and principal shareholder pursuant to a secured convertible line of credit agreement.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

On March 17, 2015, the Company issued five year warrants to purchase 10,000 shares of common stock at an exercise price of $0.25 per share to a consultant in connection with services provided to our wildland firefighting efforts. The Company valued the warrants at $1,667 using the Black-Scholes option pricing model using a volatility of 84.08%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.61%. The warrants vested immediately and therefore the fair value was recognized in expense during the three months ending March 31, 2015.

During the three months ended March 31, 2015, the Company issued two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in connection with a private placement with its President and principal shareholder.

On January 23, 2015, the Company granted 5 year warrants to purchase 100,000 shares of the Company’s common stock in exchange for legal services. The warrants vest immediately and are exercisable at $0.27 per share. The Company valued the warrants at $17,611 using the Black-Scholes option pricing model using a volatility of 81.85%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.39%. The warrants vested immediately and therefore the fair value was recognized in expense during the three months ending March 31, 2015.

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

On October 28, 2014 the Court issued a Final Judgment in this case. The Court awarded Mr. Hopkins $51,956 for the breach of consulting agreement. As such the total liability related to this matter is $56,956. In accordance with ASC 855-10-55-1, the Company recorded other income of $448,044 in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2015 resulting from the reduction of the accrual for litigation. Mr. Hopkins has filed an appeal.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

On January 23, 2015, the Court approved the Company’s motion seeking reimbursement of attorneys’ fees and costs from Mr. Hopkins. An evidentiary hearing is scheduled for June 2015 to determine the amount of fees and costs to which the Company is entitled and a judgment will be entered for that amount.

NOTE 6 – Related Party Transactions

During the nine months ended March 31, 2015, the Company issued common stock and warrants to its President and principal shareholder in exchange for cash as more fully described in Note 4.

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

On January 23, 2015, the Company approved an amendment to the Employment Agreement of Mr. Peter Cordani, the Company's Founder, acting Chief Executive Officer and Chief Technology Officer. In addition to his current salary, Mr. Cordani will receive 5% of the first $2 million of revenue generated by the Company in 2015. The amendment is effective as of January 1, 2015.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015. As of March 31, 2015, there were no cash equivalent balances held in depository accounts that are not insured.

At March 31 2015, two customers accounted for 40.1% and 27.6% of accounts receivable.

For the nine months ended March 31, 2015, two customers accounted for 18.2% and 14.9% of sales.

During the nine months ended March 31, 2015, sales primarily resulted from two products, FireIce® and Soil2O® which made up 64.4% and 34.0%, respectively, of total sales. Of the FireIce® sales, 65.4% related to the sale of FireIce® products and 34.6% related to sales of the FireIce Home Defense units and extinguishers. Of the Soil2O® sales, 7.5% related to traditional sales of Soil2O® and 92.5% related to sales of Soil2O® Dust Control, including 25.0% of our new Soil2O Soil Cap product.

One vendor accounted for 48.9% of the Company’s approximately $344,000 in purchases of raw material and packaging during the nine months ended March 31, 2015.

NOTE 8 – Subsequent Events

In April 2015, the Company was awarded $65,000 for attorney’s fees related to the appeal of a binding arbitration ruling by a former distributor.  The Company is pursuing collection of this award.

Since April 1, 2015, the Company has received 2 advances under the secured convertible line of credit agreement totaling $350,000 at conversion rates between $0.24 and $0.29 per share and has issued two year warrants to purchase 643,237 shares of common stock at an exercise price of $2.00 per share to its president and principal shareholder.

In April 2015, the Company issued 6,230 shares of common stock to a consultant in exchange for services valued at $1,089.

In April 2015, the Company issued 249,688 shares of common stock in exchange for $100,000 in a private placement with an accredited investor.

In April 2015, the Company issued ten year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share in connection with a marketing consulting agreement. The options vest 25% immediately, with remainder vesting equally at the end of each calendar quarter over the remainder of 2015, subject to the consultant remaining employed as a consultant.

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

In the past year, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion. We have yet to generate meaningful revenue from GT-W14 but are confident of the potential for commercialization of this product.

As the 2015 fire and dust seasons get underway, we believe that we have laid the groundwork to generate meaningful revenue from sales of FireIce to numerous state wildland agencies and from sales of Soil2O Dust Control and Soil2O Soil Cap to construction and aggregate mining operations in the western United States.

Our financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2014.

Sales

For the nine months ended March 31, 2015, we had sales of $367,119 as compared to $717,884 for the nine months ended March 31, 2014, a decrease of $350,765 or 48.86%. Sales of product during the nine months ended March 31, 2015 consisted primarily of $124,989 for Soil2O® and $236,495for FireIce® and related products. The Soil2O® sales consisted of sales of Soil2O® dust control amounting to $115,567 and sales of Soil2O of $9,422. FireIce® sales consisted of $149,877 related to product sales and $86,618 related to sales of extinguishers and HDU units. Subsequent to March 31, 2015, we have fulfilled orders amounting to $204,000 from the sale of FireIce® to state wildland agencies and municipalities which will be recognized as revenue during the three months ended June 30, 2015. We expect that our revenues will increase to the extent we are successful in obtaining orders for our products, as we continue to gain traction with state wildland organizations and with the beginning of dust season in the western states.

Cost of Goods Sold

Cost of goods sold was $127,228 for the nine months ended March 31, 2015 as compared to a cost of goods sold of $306,734 for the nine months ended March 31, 2014. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 34.7% for the nine months ended March 31, 2015 as compared to 42.7% for the nine months ended March 31, 2014. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended March 31, 2015.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $3,501,373 for the nine months ended March 31, 2015 as compared to $5,223,267 for the nine months ended March 31, 2014. The decrease in fiscal 2015 expenses resulted primarily from (1) a decrease in salaries and employee benefits of $431,046 relating to a decrease in personnel costs due to the closing of our Brooklyn facility in August 2014, lower commissions based on the lower sales volume and a reduction in staff in November 2014; (2) a decrease in non-cash compensation of $779,523 due to a reduction in employee stock and option grants during nine months ended March 31, 2015; (3) a decrease in professional fees of $277,729; (4) a decrease in sales and marketing expense of $113,986; (5) a decrease in facilities costs of $48,602 due to the closing of the Brooklyn facility; (6) a decrease in general and administrative expenses of  $46,983; and (7) a decrease in travel expense of $31,797.

Research and Development Expenses

R&D expenses were $106,787 for the nine months ended March 31, 2015 as compared to $234,692 for the nine months ended March 31, 2014. The expenses for the nine months ended March 31, 2015 related to testing to obtain certain ratings for our fire extinguishers, research of potential product delivery system enhancements for FireIce®, including EMFIDS and independent testing of GT-W14, our new industrial absorbent product offering.

Loss from Operations

Loss from operations was $3,368,269 for the nine months ended March 31, 2015 as compared to $5,046,809 for the nine months ended March 31, 2014. The decreased loss resulted from the lower operating expenses which were only partially offset by the lower gross profit.

Other Income (Expense)

Other expense for the nine months ended March 31, 2015 was $449,990 as compared to other expense of $546,873 for the nine months ended March 31, 2014.  Other expense for the nine months ended March 31, 2015 included a gain on the conversion of interest of $12,841, other income of $448,044 relating to the reduction in the accrual for litigation in the Hopkins case as a result of the Final Judgment issued by the court, a loss on extinguishment of $596,648 related to the modification of two convertible notes and interest expense of $314,823 related to the notes and a secured convertible line of credit. Other expense for the nine months ended March 31, 2014 consisted primarily of a loss on conversion of interest of $201,175 and interest expense of $351,559.

Net Loss

Net loss was $3,818,259 for the nine months ended March 31, 2015 as compared to $5,593,682 for the nine months ended March 31, 2014. The higher net loss for the nine months ended March 31, 2014 resulted from the absence of other income and the higher selling, general and administrative costs as described above. Net loss per common share was $0.09 for the nine months ended March 31, 2015 as compared to $0.16 for the nine months ended March 31, 2014. The weighted average number of shares outstanding for the nine months ended March 31, 2015 and 2013 were 44,419,146 and 35,403,321, respectively.

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014.

Sales

For the three months ended March 31, 2015, we had sales of $100,357 as compared to $122,038 for the three months ended March 31, 2014, a decrease of $21,681 or 17.8%. Sales of product during the three months ended March 31, 2015 consisted of $9,312 for Soil2O® and $87,005 for FireIce® and related. Subsequent to March 31, 2015, we have fulfilled orders amounting to $204,000 from the sale of FireIce® to state wildland agencies and municipalities which will be recognized as revenue during the three months ended June 30, 2015. The Soil2O® sales consisted of sales of Soil2O® Dust Control amounting to $1,300 and sales of Soil2O of $8,012. FireIce® sales consisted of $69,891 related to product sales and $17,144 related to sales of extinguishers and HDU units. We expect that our revenues will increase to the extent we are successful in obtaining orders for our products, as we continue to gain traction with state wildland organizations and with the beginning of dust season in the western states.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

Cost of goods sold was $34,812 for the three months ended March 31, 2015 as compared to a cost of goods sold of $44,661 for the three months ended March 31, 2014. The decrease was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 34.7% for the three months ended March 31, 2015 as compared to 36.6% for the three months ended March 31, 2014. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three and nine months ended March 31, 2015.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $1,072,676 for the three months ended March 31, 2015 as compared to $1,296,995 for the three months ended March 31, 2014. The decrease in fiscal 2015 expenses resulted primarily from (1) a decrease in salaries and employee benefits of $118,772 relating to a decrease in personnel costs due a reduction in staffing in November 2014; (2) a decrease in professional fees of $65,772; and (4) a decrease in sales and marketing expense of $25,315.

Research and Development Expenses

R&D expenses were $10,982 for the three months ended March 31, 2015 as compared to $96,861 for the three months ended March 31, 2014. The expenses for the three months ended March 31, 2015 related to testing to research of potential new product delivery systems for FireIce®.

Loss from Operations

Loss from operations was $1,018,113 for the three months ended March 31, 2015 as compared to $1,316,479 for the three months ended March 31, 2014. The decreased loss resulted from the lower operating expenses which was only partially offset by the lower gross profit.

Other Income (Expense)

Other expense for the three months ended March 31, 2015 was $671,821 as compared to other expense of $312,956 for the three months ended March 31, 2014. Other expense in fiscal 2015 was the result of the loss on extinguishment of debt of $596,648 related to the debt modifications and interest expense of $88,216 related to interest on the convertible notes and the secured convertible line of credit facility. In fiscal 2014 other expense resulted from a loss on conversion of interest of $201,175 and interest expense of $111,795.

Net Loss

Net loss was $1,689,934 for the three months ended March 31, 2015 as compared to $1,629,435 for the three months ended March 31, 2014. The higher net loss for the three months ended March 31, 2015 resulted from the higher other expense as described above. Net loss per common share was $0.04 for both the three months ended March 31, 2015 and the three months ended March 31, 2014. The weighted average number of shares outstanding for the three months ended March 31, 2015 and 2014 were 46,982,084 and 37,539,224, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Net cash used in operating activities	$(858,377)	$(1,317,508)	$(2,887,041)	$(4,086,706)
Net cash used in investing activities	(530)	(15,758)	(10,380)	(72,851)
Net cash provided by financing activities	740,438	1,263,207	2,908,301	4,140,331
Net increase in cash and cash equivalents	$(118,469)	$(70,059)	$10,880	$(19,226)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Used in Operating Activities

For the nine months ended March 31, 2015, the Company used net cash of $2,887,041 in operating activities as compared to net cash used in operating activities of $4,086,706 for the nine months ended March 31, 2014. Net cash used during the nine months ended March 31, 2015 resulted primarily from the net loss of $3,818,259, an increase in inventories of $212,876 and accounts receivable of $46,680, a decrease in accounts payable of  $54,892 and the reduction of the accrual for litigation of $448,044, which were partially offset by non-cash stock based compensation of $658,527, non-cash amortization of debt discounts of $140,363, depreciation of $40,703, a decrease in prepaid expenses of $80,318and an increase in accrued expenses of $171,273.

Net cash used during the nine months ended March 31, 2014 resulted primarily from the net loss of $5,593,682, an increase in inventories of $259,781, an increase in accounts receivable of $52,355, payments on the accrual for severance agreement for our former president of $98,537 and a reduction of accounts payable of $64,280 which were partially offset by non-cash stock based compensation of $1,438,050, the loss on conversion of interest of 201,175, non-cash amortization of debt discounts of $173,490, depreciation of $41,391 and an increase in accrued expenses of $133,315.

Net Cash Used in Investing Activities

Cash flows used in investing activities for the nine months ended March 31, 2015 amounted to $10,380 and related to purchases of office equipment and computer peripherals as compared to cash used of $72,851 during the nine months ended March 31, 2014 which related to the purchase of a vehicle and a product label and marketing material printer.

Net Cash Provided By Financing Activities

Cash flows from financing activities for the nine months ended March 31, 2015 were $2,908,301 as compared to $4,140,331 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, the Company received $25,000 in exchange for 42,017 shares of common stock in connection with a private placement with an accredited investor, received $21,505 in exchange for 110,000 shares of common stock in connection with private placements with two directors and received $2,305,000 in exchange for 6,340,754 shares of common stock and two year warrants to purchase 3,170,378 shares of common stock at an exercise price of $2.00 per share in connection with private placements with four accredited investors, including the issuance of  3,521,369 shares of common stock and warrants to purchase 1,760,685 shares of common stock to our President and principal shareholder in exchange for $1,375,000. In addition, the Company received $625,000 in advances and issued two year warrants to purchase 1,202,814 shares of common stock at an exercise price of $2.00 per share under a secured convertible line of credit agreement with its President and principal shareholder. The amounts received were used to make payments on insurance premium finance contracts of $68,204 as well as provide us with working capital.

During the nine months ended March 31, 2014, the Company received $1,000,000 from its President and principal shareholder in exchange for a note convertible at $1.00 per share and five year warrants to purchase 500,000 shares at an exercise price of $1.30 per share in a private placement, received $18,200 from the exercise of options to purchase 20,000 shares of common stock at an exercise price of $0.91 per share, $2,038,538 from accredited investors in exchange for 3,200,471 shares of common stock in connection with private placements, $570,000 in exchange for 577,428 shares of common stock in connection with the Lincoln Park and $730,000 in exchange for the issuance of 957,647 shares of common stock and five year warrants to purchase 449,412 shares of common stock at an exercise prices between $1.00 and $1.25 per share in connection with a private placement with an accredited investor and received $25,000 in connection with the exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 per share. The amounts received were used to make repayments on convertible notes payable to related parties of $85,880, to make payments of $115,822 on convertible notes with third parties and to make payments on insurance premium finance contracts of $39,705.

Historical Financings

Since July 1, 2014, GelTech has raised $2,305,000 from the sale of common stock and warrants in connection with private placements with five accredited investors including Michael Reger, our President and principal shareholder.  In consideration for their investments, GelTech issued 6,492,771 shares of common stock and two year warrants to purchase 3,170,378 shares of common stock at an exercise price of $2.00 per share. The Company has also received $146,505 from the sale of common stock to four accredited investors, including two directors.

In addition, the Company has received $625,000 and has issued two year warrants to purchase 1,202,814 shares of common stock at an exercise price of $2.00 per share under a secured convertible line of credit agreement with its President and principal shareholder.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Liquidity and Capital Resource Considerations

As of May 8, 2015, we had approximately $314,000 in available cash.  Sustaining our current operations continues to rely on Mr. Michael Reger’s investments.  If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue or raise capital from other investors, we will have to cease doing business. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional mobile mixing trucks and support vehicles in the future, depending on demand.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility, mining companies and state and federal agencies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, and failure to receive acceptance of our products.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant (1)	January 23, 2015	Five year vested warrants to purchase 100,000 shares of common stock at an exercise price of $0.27 per share	Compensation for Services
Consultant (1)	March 17, 2015	Five year vested warrants to purchase 10,000 shares of common stock at an exercise price of $0.25 per share	Compensation for Services

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

GELTECH SOLUTIONS, INC.

May 8, 2015	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

May 8, 2015	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Form of Secured Convertible Note				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+

Management compensation arrangement or agreement.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458, Attention: Corporate Secretary.