Form 10-K
period 2015-06-30
GelTech Solutions, Inc.
filed 2015-09-21
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.0 million based on December 31, 2014 closing price of $0.23 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 48,220,623 shares outstanding as of September 18, 2015.

SIGNATURES	38

PART I

ITEM 1. BUSINESS

GelTech is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

●

FireIce® products – a line of fire suppression and fire retardant products and the equipment used for their varied applications, including the Emergency Manhole FireIce Delivery System, or EMFIDS,

●

Soil2O®Dust Control products – including Soil2O® “Dust Control” which is effective at controlling airborne particulate matter while substantially reducing water usage on traffic areas, and Soil2O® Soil Cap, a product which is effective at controlling dust and erosion of non-traffic and storage areas, and

●

Soil2O® – a line of agricultural moisture retention products, including Soil2O® Topical and Soil2O® Granular.

FireIce®

Product Overview

We market FireIce® and the related equipment to deploy FireIce® to the following industry sectors:

●

State and Federal agencies responsible for protecting property and natural resources from wildfires.

●

Municipal fire departments and firefighting agencies responsible for responding to fires primarily in urban areas.

●

Utility companies responsible for protecting above ground and underground infrastructure while improving safety for workers and the public.

●

Other industrial and agricultural companies and organizations to protect assets and crop stockpiles.

Characteristics of our FireIce® Product

FireIce® is the registered trade name of our fire suppression product. FireIce® is a dry powder that when added to water in very low concentrations, rapidly absorbs water to produce a gel whose viscosity depends on the selected concentration. The dry powder can be easily mixed with water. Within seconds of being mixed with water, FireIce® is ready to use and turns into a fire preventing, heat absorbing and fire suppressing gel. In many applications the gel forms a cohesive layer which acts as a vapor barrier and prolongs the effectiveness of the water. Due to the gel layer created by FireIce® on burning and adjacent objects, FireIce® also has the ability to suffocate a fire.

FireIce® has the following properties. We believe it:

●

is non-toxic,

●

is environmentally safe,

●

is non-corrosive to metals,

●

mixes easily with water,

●

reduces the threat of a fire rekindling,

●

has superior vertical adhesion ability for structure / exposure protection,

●

extinguishes fires more rapidly than traditional methods, and

●

is lighter when mixed with water than competing products thus reducing airframe stress in aerial applications.

Industry Segments

Wildland Agencies

According to the National Interagency Fire Center, as of the end of August, there have been 43,819 wildfires involving 8.2 million acres thus far in 2015, which compares to 38,528 fires involving 2.7 million acres during the same period last year.  The United States Forest Service, (Forest Service), and the Department of the Interior are responsible for protecting most federal lands from wildfires. For their fiscal year ended September 30, 2015, approximately $4.8 billion has been appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildfires, which includes approximately $708 million to be used in the suppression of wildfires.

FireIce® is used to combat wildfires in several ways. Our product is dropped from airplanes either directly on wildfires to extinguish them or it is dropped in the path of an advancing wildfire to create a firebreak or to protect property. Aerial applications utilize FireIce® which is offered in several colored variations, designed to be visible from the air. Two of the colorants, a Fugitive Orange (Sunset Orange) and a Fugitive Blue (Cool Blue) were approved by the Forest Service Qualified Product List, or the QPL, in 2014. The colored products are designed specifically for wildland applications, and compete with existing long term retardant products that are on the market. In addition, wildland firefighters can use our non-colored product to fight wildfires on the ground.

Recognizing the potential for FireIce® and the tremendous marketplace for aerial firefighting in conjunction with the Forest Service and State Forestry Services in each state, GelTech applied and has been listed on the QPL List since March 2012. Inclusion on the QPL List qualifies our product for use to fight brush and wildfires on State and Federal lands. In May 2014, we were one of three companies to be awarded blanket purchase agreements by the Forest Service to provide FireIce® product and services in support of single engine air tankers (SEATS), helicopters and very large air tankers (VLATS) in aerial wildland firefighting operations and also for wildland firefighting ground operations. While these agreements do not require the Forest Service or other governmental agencies to use our product or services, the agreements establish the pricing and terms in the event any of these agencies deploy our equipment and product to fight wildfires.

Since we received these agreements, we have been deployed by the Bureau of Indian Affairs on wildfires in New Mexico and Minnesota and have been used on a limited basis by the Forest Service to fight fires in Washington and Florida. Under the terms of our approval by the Forest Service, FireIce® may be deployed for use on wildfires except in fixed-tank helicopters and multi-engine planes.

In addition, during the year ended June 30, 2015 (fiscal 2015) and continuing through the date of this report, FireIce® has been used by state agencies to suppress wildfires in ten states, an increase from five states in the fiscal year ended June 30, 2014 (fiscal 2014) in the United States and was used by provincial agencies in two provinces in Canada. Product demonstrations, evaluations and pilot programs are scheduled with state agencies in additional states, Canadian provinces and with a federal agency in the fall of 2015. For fiscal 2015, sales to wildland agencies accounted for approximately 58% of our revenues.

Municipal Agencies

According to the National Fire Protection Association, in 2013 there were 1,240,000 structural fires in the United States that caused approximately $11.5 billion in damage. In 2014, there were 26,531 structural fires in New York City alone, where the fire department had an operating budget of $1.8 billion for their 2015 fiscal year.

Municipal Agencies use FireIce® in multiple ways. FireIce® is educted (mixed on the fly), using our patented FireIce® educator, directly into firelines utilizing pumper trucks or fire hydrants to either be sprayed directly on structural fires to suppress them or sprayed on adjacent structures to protect them. In addition, FireIce® is also deployed from FireIce® fire extinguishers to combat fires in close quarters. In fiscal 2015, sales to municipal departments represented 4.4% of our revenues.

In September 2015, the Company signed an exclusive distribution agreement with a company to sell FireIce® and its related equipment to municipal fire departments in the United States. This distributor has already made inroads in the northeast United States with numerous municipal departments in Massachusetts, New Hampshire and Maine.

Power Utilities

According to a Harris Williams & Co. 2010 White Paper, power companies will invest between $1.5 and $2.0 billion in transmission and distribution infrastructure through 2030 to meet the growing demand for electrical power. The low voltage electricity transmission infrastructure includes approximately 64 million utility poles spanning 2.1 million overhead transmission miles and 1.1 million manholes servicing 66,000 underground transmission miles according to a February 2013 article in PowerGrid International magazine. FireIce® can be instrumental in protecting this infrastructure investment and by providing a safer work environment for utility workers. FireIce® is used by utility companies to protect wooden utility poles and surrounding property either by coating the poles during routine right of way controlled burn maintenance or by extinguishing poles that have ignited. To date these utilities have accomplished these tasks using FireIce® Fire Extinguishers which are rated for use on Class A combustibles such as wood, paper, plastic, cloth and the products derived from these materials.

We have performed research and development in conjunction with Consolidated Edison, or Con Ed, to develop a preferred solution to combat or prevent fires in underground utility structures (manholes). This led to the development of the EMFIDS which is an innovative system designed to deliver a mixture of FireIce® and water into a manhole. This stream of FireIce® and water is intended to coat the ladder and the utility worker in the event of an incident involving an explosion or fire in the manhole while utility workers are performing routine repairs or maintenance. The unit has been designed by GelTech to be quickly set up and disassembled by utility crews. EMFIDS delivers FireIce® from custom designed strategically located spray nozzles. The FireIce® and water mixture is contained in a pressurized tank which is mounted to the utility company’s vehicle and is connected to the unit by one hose; that connects to the spray device which is deployed inside the manhole.  EMFIDS can be activated either manually by pressing an activation button on the control panel located in the maintenance vehicle or automatically by a heat sensor located near the opening to the manhole. Once activated, the system is designed to deliver FireIce® continuously for at least one minute. The main purpose of EMFIDS is to maintain the integrity of the ladder in the manhole and to coat the utility worker with FireIce®, providing the worker the opportunity to escape the manhole thereby improving the worker’s chance for survival.

In September 2013, we delivered an initial order of EMFIDS units to Con Ed resulting in revenue of $425,000. Since that order, we have not sold any additional EMFIDS units. Development of EMFIDS II, a more effective and easier-to-deploy version, has recently been completed. We have begun marketing these EMFIDS II units to other utility companies and have received interest from several companies in the United States. Revenues from the utilities industry amounted to 8.2% of sales in fiscal 2015.

Other Industries

Due to its environmentally friendly and nontoxic characteristics, FireIce® is uniquely suited to suppress and retard fires related to biomass and agricultural stockpiles that routinely spontaneously combust and easily spread.  FireIce® can be sprayed directly on these fires to extinguish them and can be used to protect adjacent stockpiles. As this is a new market for our products, we are encouraged by the initial response from customers, although revenues in fiscal 2015 were not significant.

In fiscal 2015, the Company began selling an asset protection product under the name FireIce® Shield. The initial product offering under this line is being marketed to plumbers and welders who use the product to protect areas in close proximity to welding or soldering. In 2015, we began working with a company that owns cell phone towers to develop a portable system which is able to deploy FireIce® Shield on cell phone towers to protect cabling inside and at the base of towers when workmen are welding in connection with structural maintenance or in conjunction with affixing additional equipment to the towers. We have completed a prototype of the equipment which is scheduled for testing in the second quarter of fiscal 2016.  Sales of FireIce® Shield to date have been minimal.

In response to the large number of homes lost due to wildfires, the Company developed the Home Defense Unit which previously sold in three versions (i) an industrial version which included a pressure cleaner, a patented wand assembly and FireIce® powder; (ii) a smaller version for homeowners which consisted of a smaller pressure cleaner, a patented wand assembly and FireIce® powder; and (iii) the patented wand assembly and FireIce® powder for those homeowners who have pressure cleaners. In fiscal 2014, we discontinued sales of pressure cleaners and have limited sales to our patented wand assembly and FireIce® powder which we refer to as the “HDU Wand Kit”. In fiscal 2015, sales of HDU Wand Kits were immaterial, however we are considering a targeted marketing approach to a limited geographic area next fire season.

Sales and Marketing

We market and sell FireIce® through fire equipment distributors, online and direct marketing, attending fire industry national trade shows and through our sales staff members who call on potential customers and respond to inquiries.

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

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The base ingredients of FireIce® are manufactured by a third party and packaging is performed for us by three other third parties. There are several other companies that are able to manufacture the base ingredients and there are numerous sources for the parts needed to manufacture the EMFIDS.

Competition

The fire suppression market is highly competitive. However, we believe we will be able to compete effectively because:

●

FireIce® is more effective than other fire suppressants.

●

The price per mixed gallon of FireIce® is significantly less than our competitors’ products.

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

●

When mixed with water, FireIce® weighs less than other fire retardants/suppressants currently being used thus reducing stress on aircraft airframes and improving pilot safety.

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

In the wildland firefighting industry, the market is made up of the numerous state and federal agencies responsible for protecting state and federal wildlands and parks. The market leader in the wildland chemicals industry is Phoschek. Because of the strong relationships Phoschek has with these agencies, many dating back to the 1960’s, and the natural resistance to change, which can be even greater in the government sector, we have encountered significant resistance as we attempt to gain market share. Nonetheless, we believe that FireIce® has distinct advantages over Phoschek’s products in aerial attack and ground operations. FireIce® is significantly less expensive to purchase and operate, more effective at suppressing fires, is non-corrosive to aircraft parts, is lighter than current Phoschek products thus reducing airframe stress and maximum load issues while increasing pilot safety, is not harmful to plant fish and wildlife and has superior drop characteristics. Phoschek is classified by the Forest Service as a long-term retardant, but current tactics include using it in direct attack. FireIce® is classified by the Forest Service as water enhancer and has been effectively used by multiple agencies in “direct attack” and as medium-term retardant used in “indirect attack”. Direct attack is when the product is dropped directly on the edge of a fire. Indirect attack is when the product is used to create a fire break in front of the fire. Some long-term retardant gels take time to dry and cure in order to create a fire break. FireIce® is ready immediately to be used on fires. Based on these factors and our successes with the state and federal agencies that have used FireIce®, we believe we will eventually overcome the competitive barriers.

Another significant competitor is Tyco Fire & Security, a major business segment of publicly-traded Tyco International Ltd. (NYSE: TYC). Tyco Fire & Security produces ANSUL®, a premium brand of special hazard fire protection products including fire extinguishers and hand line units, pre-engineered restaurant, vehicle, and industrial systems; sophisticated fire detection/suppression systems and a complete line of dry chemical, foam, and gaseous extinguishing agents. Tyco Fire & Security is a well-funded company and has significantly more financial, marketing and sales resources than us. Ansul’s main sales thrust is the installation of “in building” fire suppression systems, but they manufacture a wide variety of products. They also have an extensive distributor list and have a significant share of the market that we are attempting to enter.

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

Thermo-Gel® provides the firefighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It requires expensive specialized equipment to use. Thermo-Gel is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the Forest Service. In addition to the expense of the equipment needed to use the product, ThermoGel also requires frequent agitation to remain usable, has poor drop characteristics, requires a 30 minute hydration time and is difficult to clean off of aircraft, mixing equipment and airport tarmacs.

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

Dust Control

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

The Products

GelTech currently markets two products for dust control, Soil₂O® “Dust Control” and Soil₂O® Soil Cap.

Soil₂O® “Dust Control”

Soil₂O® “Dust Control” launched in 2011 is highly effective in a variety of commercial and industrial markets with dust control and moisture retention problems including road construction sites, rock pits, unpaved roadways, landfills and coal piles. In contrast to the standard product used on gravel roads and rock pits and other dust causing surfaces, Soil2O® “Dust Control” is environmentally friendly and requires significantly less water. Water is commonly transported to sites in large trucks. Thus, “Dust Control” reduces a company’s carbon footprint by reducing the number of vehicle trips. In addition, fewer trips reduces labor, water and fuel costs and reduces the wear and tear on vehicles and equipment.

Soil₂O® Soil Cap

The Company launched Soil₂O® Soil Cap in July 2014.  Soil₂O® Soil Cap is a dust control solution designed to stabilize stockpile erosion caused by wind and rain. Soil₂O® Soil Cap is an easy to use, non-corrosive, environmentally safe solution used by mining operations and quarries on non-traffic areas of construction sites. The product leaves no residue and is non-flammable and non-volatile, unlike many competing products.

Uses

Soil2O® “Dust Control” may be used in a variety of ways to control dust in multiple industries, including the following:

●

Soil2O® “Dust Control” may be sprayed on mining, rock quarry or landfill haul roads to eliminate dust from traffic areas, and

●

Soil2O® “Dust Control” can be sprayed on quarry conveyor belts to reduce airborne dust, and

●

Soil2O® “Dust Control” can be sprayed on horse tracks and corrals to reduce airborne dust, and

●

Soil2O® “Dust Control” can be used to maintain unpaved raceways and parking lots at rural dirt tracks and other venues used for auto racing.

Soil2O® Soil Cap may be used in a variety of ways to control dust in multiple industries, including the following:

●

Soil2O® “Dust Control” may be sprayed on mining or rock quarry stockpiles to reduce erosion and dust, and

●

Soil2O® “Dust Control” can be sprayed on non-traffic areas of construction sites.

Benefits

Soil2O® “Dust Control” is beneficial because it will reduce the number of times companies will need to spray haul roads, thus reducing water usage, fuel, vehicle maintenance and labor costs. In addition, the product is non-toxic and environmentally friendly and can be integrated into the reclamation process for mining companies.

Soil2O® Soil Cap is beneficial because it very easy to mix and apply, is environmentally friendly and reduces erosion of product stockpiles while also reducing airborne dust on mining and construction sites.

Sales and Marketing

We began sales of Soil2O® “Dust Control” in Southern California in March 2011 and currently have one full-time employee responsible for selling the product, focusing on dust control for the rock quarry, construction, and agricultural industries.

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

Sales of dust control products accounted for 11.6% of fiscal 2015 revenues.

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

Soil2O®- Agricultural Application

Industry Overview

According to the USDA, although less than 15 percent of U.S. cropland is irrigated, agriculture accounts for 80 percent of the nation’s consumptive water use. According to the World Bank, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection. However, irrigation in all forms costs billions of dollars a year. Specifically, irrigation for golf courses can be costly as well. According to the United States Golf Association, it is not uncommon for irrigation systems to cost more than $1 million per golf course. Effective irrigation and water management practices can help maintain profitability for farmers and golf course managers in an era of increasingly limited and more costly water supplies.

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

The Product

We are marketing two distinct versions of Soil₂O®; a unique, topically applied version, called Soil₂O® Topical, and a long term version called Soil₂O® Granular, that is applied prior to planting. Soil₂O® Topical is a fine particle blend that is mixed with water and is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. Soil₂O® Granular has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. Soil₂O® Granular is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

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

Sales and Marketing

GelTech has focused its marketing efforts for Soil₂O® Topical and Granular to applications for agriculture, golf courses and commercial landscapers. Golf course superintendents find the product works well on berms and around sand traps where water run-off is an issue. Commercial landscapers use our granular product to improve growth and reduce plant mortality for new plantings.

In fiscal 2015, Soil2O® accounted for 2.0% of our revenue.

In July 2015, in response to the extreme drought conditions in Southern California, GelTech began test marketing a Home Lawn Kit to provide homeowners with the opportunity to apply our Soil₂O® Topical to their lawns, enabling them to cut back the amount of watering, thus allowing them to maintain their lawns and still be in compliance with the strict water restrictions being enforced by local water districts. The test market was conducted in a small geographic area around Pasadena, after a survey of local residents indicated that there would be demand for such a product.

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

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to Soil2O®. Some of these companies are:

●

Horticultural Alliance, Inc.

●

Turbo Technologies, Inc.

●

American Soil Technologies, Inc. [OTCPINK: SOYL]

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

●

U.S. patent, Patent No. 8,555,991 – Process and Device for Fire Prevention and Extinguishing;

●

U.S. patent, Patent No. 7,992,647 – Process and Device for Fire Prevention and Extinguishing;

●

U.S. patent, Patent No. D649,294 – Firehose Eductor;

●

U.S. patent application, Serial No. 61/430,601 – Method of Controlling Road Dust in Strip Mines;

●

U.S. patent application, Serial No. 61/4513,410 – Strip Mine Conveyor Belt Dust Control;

●

U.S. patent application, Serial No. 13/928,007 – Home Safety Kit;

●

U.S. patent application, Serial No. 61/754,068 – Device for Treating Manhole Electrical Fires;

●

U.S. patent application, Serial No. 61/755,237 – Device for Suppressing Electrical Conduit Fires;

●

U.S. patent, Patent No. 9,072,922 – Fluid Dispensing ladder;

●

U.S. patent, Patent No. 8,757,280 – Method of Extinguisher Underground Electrical Fires;

●

U.S. patent, Patent No. D637,357 – Fire Extinguisher Dispensing Hose;

●

U.S. patent, Patent No. D684,662 – Firehose Handheld Eductor Nozzle;

●

U.S. patent, Patent No. 8,833,476 – Method and Apparatus for Extinguishing Fires;

●

U.S. patent application, Serial No. 14/109,740 – Aerial Bucket Lift Electrical Safety Apparatus;

●

U.S. patent application, Serial No. 62/008,534 – Tanker Truck Eductor System;

●

U.S. patent application, Serial No. 62/016,847 – Utility Pole Protection Device;

●

U.S. patent application, Serial No. 62/018,894 – Method and apparatus for treating underground conduits;

●

U.S. patent application, Serial No. 14/309,229 – Device for Distribution of Fire Suppressant.

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

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

●

GelTech Solutions®

●

FireIce®

●

SkinArmor™

●

Soil2O®

●

WeatherTech Innovations®

Employees

As of September 18, 2015, we had 18 employees of which 16 are full-time and 2 are part time employees. We hire independent contractors on an “as needed” basis only. None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory. In addition to our Chief Executive Officer, we employ two other members of the Cordani family

Research and Development

During the last two fiscal years, GelTech spent $134,544 and $274,005 on research and development expenses.

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

ITEM 3. LEGAL PROCEEDINGS

David Hopkins, a former employee, sued GelTech and its then Chief Executive Officer, Michael Cordani, in the 15th Judicial Circuit Court in Palm Beach County, on June 23, 2008, alleging breach of a consulting agreement and an employment agreement purportedly entered into in May and June 2007, respectively. In addition, the Complaint sought relief for fraud, civil theft, invasion of privacy and trespass. On July 23, 2012, a jury returned a verdict against GelTech for $1,046,000 ($841,000 for breach of a consulting agreement, $150,000 for fraudulent misrepresentation, $50,000 for invasion of privacy, and $5,000 for trespass) and against only Mr. Cordani for $200,000 (civil theft). The jury found Mr. Cordani liable on the same claims as GelTech except for the breach of a consulting agreement. In November 2012, our insurance carrier paid Mr. Hopkins $200,000 related to the invasion of privacy claim and the fraudulent misrepresentation claim.

In January 2013, the Court ruled in favor of GelTech’s post-trial motions dismissing the $200,000 civil theft claim against Mr. Cordani and reducing the verdict against GelTech to $500,000. In February 2013, GelTech was granted a new trial on damages relating to the verdict. The new trial on damages was held in September 2014. On October 28, 2014, the Court issued a Final Judgment in this case awarding Mr. Hopkins $51,956 for the breach of consulting agreement. As such the total liability related to this matter is $56,956. On January 23, 2015, the Court approved GelTech’s motion seeking reimbursement of attorneys’ fees and costs from Mr. Hopkins. An evidentiary hearing took place in June 2015 to determine the amount of fees and costs to which GelTech is entitled and a judgment will be entered for that amount. As yet, no final order has been issued by the court.

On June 3, 2013, GelTech filed a lawsuit in the 15th Judicial Circuit Court in Palm Beach County, Florida, against Jerome Eisenberg, a former director and former Executive Chairman, for inducing GelTech to enter into an Employment Agreement based on representations by Mr. Eisenberg that he would facilitate a $25 million financing on behalf of GelTech. In November 2013, Mr. Eisenberg countersued GelTech for breach of the Employment Agreement. Effective August 12, 2015, GelTech entered into a Settlement and Mutual Release of Claims Agreement (the “Settlement Agreement”) related to these claims. Under the Settlement Agreement, the Company issued Mr. Eisenberg 200,000 shares of restricted common stock and made cash payments totaling $315,000. Additionally, GelTech and Mr. Eisenberg gave mutual releases with respect to the Employment Agreement and all related claims.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets under the symbol “GLTC”. Our common stock last traded at $0.64 on September 15, 2015. As of that date there were approximately 258 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Markets. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year
2015
June 30, 2015	$0.95	$0.20
March 31, 2015	$0.40	$0.21
December 31, 2014	$0.30	$0.20
September 30, 2014	$0.73	$0.30
2014
June 30, 2014	$0.93	$0.60
March 31, 2014	$1.00	$0.64
December 31, 2013	$1.23	$0.58
September 30, 2013	$1.70	$0.77

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

None

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

Overview

GelTech generates revenue primarily from marketing the following three products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; and the equipment used to apply FireIce®, such as the Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire; (2) Soil2O® “Dust Control” and Soil2O® Soil Cap, our product offerings used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (3) Soil2O® Topical and Soil2O® Granular, products which reduce the amount of water necessary to sustain plant growth and which are primarily marketed to golf courses, commercial landscapers and the agriculture market. Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (3) FireIce® Shield, a product used to protect industrial assets and agricultural stockpiles.

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

For the Fiscal Year Ended June 30, 2015 Compared to the Fiscal Year Ended June 30, 2014.

Revenue

For the fiscal year ended June 30, 2015, which we refer to as “fiscal 2015”, we had revenue of $800,365 as compared to revenue of $814,587 for the fiscal year ended June 30, 2014, which we refer to as “fiscal 2014”. Revenue in fiscal 2015 consisted of sales of FireIce® and Soil2O® amounting to approximately $683,105 and $111,247, respectively. Revenue during fiscal 2014 consisted of sales of EMFIDS, FireIce® and Soil2O® amounting to $425,000, $222,870 and $156,717, respectively. In addition, the Company recognized revenue of $10,000 from paid for research and development in fiscal 2014..We anticipate that our revenues from both FireIce® and Soil2O® will increase in fiscal 2016 due to an increase in the number of state forestry agencies using FireIce®, an expected increase in the number of utility companies using FireIce® and its related equipment offerings such as the EMFIDS system in fiscal 2016 and expected increased sales of Soil2O® Dust Control and Soil2O® Topical and Granular as result of the severe drought conditions in the southwestern United States.

Cost of Goods Sold

For fiscal 2015, our costs of goods sold were $346,787 as compared to $393,102 for fiscal 2014. The change is consistent with the respective revenue from product sales. Cost of goods sold for fiscal 2015 included $67,439 related to inventory written off for obsolescence. We expect that our cost of sales will follow the same trend as our revenues in fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,891,525 for fiscal 2015 as compared to $6,601,353 for fiscal 2014. This decrease is reflective of decreases in the following major expense categories:

Salaries and employee benefits – Salaries and employee benefits decreased $482,865 as a result of a reduction of staffing levels in late fiscal 2014 and in the fall of 2014. It is anticipated that these costs will decrease slightly in fiscal 2016, unless revenue trends dictate the hiring of additional personnel.

Professional fees - Professional fees decreased $303,323 due to the resolution of our lawsuit with a former distributor and the completion of our trial on damages related to a lawsuit by a former employee.

Facilities expense - Facilities expense decreased $80,843 related to the termination of our Brooklyn facility lease in August 2014 which reduced rent and facility related expenses.

Equity based compensation – Equity based compensation related to director, executive and employee stock options decreased $657,865 in fiscal 2015 primarily due to a decline in the number of options and warrants vesting during fiscal 2015. We would anticipate that these expenses would be the same or lower in future years.

Sales and marketing – Sales and Marketing costs decreased $99,283 in fiscal 2015 resulting from a reduction in the number of trade show we presented at or attended. It is anticipated that these costs may increase slightly in fiscal 2016 as we explore several retail applications of our products through test marketing.

Research and Development Costs

Research and development costs for fiscal 2015 were $134,544¸ as compared to $274,005 during the fiscal 2014. The decrease in the fiscal 2015 amount related to the winding down of research on the second generation EMFIDS system, other FireIce® applications in the utility and other industries and other potential products. The Company received $10,000 for paid for research in fiscal 2014 to offset these costs. We expect that these costs will continue at the fiscal 2015 level as we look to focus on marketing our existing products.

Other Income (Expense)

Net other expense for fiscal 2015 amounted $941,234 as compared to net other expense for fiscal 2014 of $658,072. In fiscal 2015, net other income was primarily impacted by a reduction of the accrual for losses from litigation related to a lawsuit by a former employee. The reduction was recorded to reflect the final order issued by the court which resulted in a reduction in the litigation accrual of $448,044. This other income was offset by interest expense of $394,903, a loss on extinguishment of debt of $596,648, other expense related to a loss on settlement of $412,867 which was the result of a settlement with a former employee and director. In fiscal 2014, net other expense primarily consisted of interest expense of $462,760 and a loss on conversion of interest of $201,175.

Net Loss

For fiscal 2015 our net loss was $5,513,725 as compared to $7,111,945 for fiscal 2014. The decrease in the net loss was the result of the lower total operating expenses and higher gross profit described above which was partially offset by an increase in net other expense. Net loss per common share was $0.12 for fiscal 2015 as compared to a net loss per common share of $0.20 for fiscal 2014. The weighted average number of shares outstanding was 45,190,119 and 36,410,142 for fiscal 2015 and fiscal 2014, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Fiscal Year Ended June 30,
	2015	2014

Net cash used in operating activities	$(3,659,773)	$(5,132,019)
Net cash used in investing activities	(21,743)	(72,851)
Net cash provided by financing activities	3,742,373	5,180,861
Net increase (decrease) in cash and cash equivalents	$60,857	$(24,009)

Net Cash Used in Operating Activities

For fiscal 2015, we used net cash of $3,659,773 in operating activities as compared to $5,132,019 for fiscal 2014. The decrease in cash used from operations was primarily the result of the lower net loss, a loss on extinguishment of debt, a reduction of the litigation accrual due to a court ruling and loss on settlement which were partially offset by a reduction in equity based compensation as compared to fiscal 2014 which had no such reversal or payment. Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $145,716, while the net change in working capital was negligible.

In fiscal 2014, cash used from operations was primarily the result of the difference between the prior year reversal of the accrual for losses from litigation due to reduction in the amount of the award and a payment by our insurance provider. Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $223,025, the expensing of the remaining balance of $102,056 of the accrual related to the Termination and Release Agreement with our former President, and the investment in inventory of $266,574.

Net Cash Used in Investing Activities

Cash flows used in investing activities in fiscal 2015 amounted to $21,743 consisting of investments in computer and office equipment upgrades.

Cash flows used in investing activities for fiscal 2014 amounted to $72,851 which consisted of the purchase of a vehicle, mobile mixing equipment and general office equipment.

Net Cash Provided By Financing Activities

Cash flows from financing were $3,742,373 for fiscal 2015 as compared to $5,180,861 for fiscal 2014. During fiscal 2015, GelTech received $2,305,000 from the sale of common stock and warrants, $150,755 from the sale of common stock in private placements and received $1,375,000 in advances against its convertible secured line of credit. These receipts were used for working capital, capital expenditures and to repay $88,382 of insurance financing.

During fiscal 2014, GelTech received $570,000 from the sale of stock to Lincoln Park Capital Fund, LLC, or Lincoln Park, $2,131,527 from the sale of common stock to accredited investors in private placement transactions, $1,705,000 from the sale of common stock and warrants to accredited investors in private placement transactions, $25,000 from the exercise of warrants for cash, $18,200 from the exercise of options for cash and $1,000,000 from convertible notes with related parties. These receipts were used for working capital, capital expenditures for equipment and vehicles to repay third party convertible notes of $115,822, to repay related party convertible notes of $85,880 and to repay $67,164 of insurance financing.

Historical Financings

Since July 1, 2013, GelTech has raised $6,306,025 from the sale of common stock in connection with private placements with 25 accredited investors including Michael Reger, our President and principal shareholder. In consideration for their investments, GelTech issued 10,929,617 shares of common stock at prices ranging from $0.20 to $1.32 per share and 3,979,344 warrants with an exercise price of $2.00 per share.

In August 2012, GelTech received $175,000 in exchange for six month convertible original issue discount notes in the amount of $179,375 from two accredited investors. The notes are convertible into common stock at $0.50 per share. The notes bear an annual interest rate of 5% and are convertible into GelTech’s common stock at $0.50 per share. In February 2013, one note holder converted a $102,500 note and was issued 205,000 shares of GelTech’s common stock.

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

From February 2, 2015 until the date of this report, the GelTech has received $2,640,000 in advances, at conversion rates from $0.24 to $0.82 per share against its convertible secured line of credit agreement with its President and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 2,995,239 shares of common stock at $2.00 per share.

Liquidity and Capital Resource Considerations

As of September 17, 2015, we had approximately $109,000 in available cash.

On August 12, 2015, GelTech signed a $10 million Purchase Agreement with Lincoln Park. The Company also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We cannot predict when the SEC will declare this registration statement effective. Any delays in the effective date and failure of our stock price to increase will impact our ability to meet our working capital needs through Lincoln Park.

Until we generate sufficient revenue to sustain the business and pending receipt of financing from Lincoln Park, our operations will continue to rely on Mr. Reger’s investments. If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue, we will have to scale back our operations or cease doing business. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles in the future, depending on demand.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our expectations of future revenues and cost of sales, anticipated capital expenditures, expectations regarding our working capital, and our liquidity.

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

We incurred net losses of approximately $5.5 million in fiscal 2015 and $7.1 million in fiscal 2014. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Since January 2014, we have received $5,365,000 from our principal shareholder in consideration for common stock and warrants and advances against a secured convertible line of credit facility. These funds have enabled us to sustain our operations. Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce®, EMFIDS and Soil2O® “Dust Control” and obtaining adequate financing.

As described above, we entered into a $10 million purchase agreement with Lincoln Park. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from Lincoln Park does not occur, Lincoln Park suffers liquidity issues and is unable to comply with its obligations under the Purchase Agreement, or if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise additional debt or equity capital, we may not be able to remain operational.

We owe $5,637,483 in long-term convertible debt held by our principal shareholder, which is due in December 2020. Because we are not currently generating positive cash flow, we need to sell debt or equity securities whether to Lincoln Park or any other party. If our closing stock price is below the $0.25 minimum price, we will be unable to sell shares to Lincoln Park to help support our operations.

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

Because we have not generated material sales of FireIce®, there can be no assurances it will be accepted by potential customers.

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

While we have conducted development and sales and marketing activities, we have not generated material revenue to date. In fiscal 2015, we generated revenues of approximately $800,000.

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

●

We have not proven that we have the ability to market and sell our products; and

●

Although we have a pending U.S. patent application for Soil₂O® Topical, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil2O® Granular.

We cannot assure you that our marketing efforts will result in material sales or that if it does result in material sales, that such sales will necessarily translate into profitability.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our fire suppression gel and our moisture preservation products. We cannot assure you that our potential markets will purchase our products or that those parties will purchase our products at the cost and on the terms assumed in our business plan.

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

Businesses, which grow rapidly, often have difficulty managing their growth. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

We launched Soil2O® in 2007 and have not yet achieved material sales. In fiscal 2015, we generated revenue of approximately $18,000 from the sale of Soil2O®. We have to expand our sales and distribution efforts. Additionally, we must recruit distributors for agricultural usage of Soil2O®. If we cannot expand our sales and distribution network, our future sales of Soil2O® will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southwestern U.S., and at potential sales to homeowners, all in California.

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

Our intellectual property including our patents is our key asset. We currently expect to commercialize eight U.S. patents and ten patents pending. We regard the protection of our intellectual property as critical to our success. In addition to pursuing patents, we have taken steps to protect our intellectual property by entering into confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection of our intellectual property rights could adversely affect our business and financial results.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Markets, Inc, which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Markets has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

As of September 15, 2015, we had outstanding approximately 48.2 million shares of common stock, of which our directors and executive officers beneficially own approximately 21 million shares, which are subject to the limitations of Rule 144 under the Securities Act of 1933, which we refer to as the “Act”. Substantially all of the remaining outstanding shares are freely tradable.

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

The number of shares ultimately offered for sale by Lincoln Park is dependent upon the number of shares sold to Lincoln Park under the Purchase Agreement. The purchase price for the common stock to be sold to Lincoln Park pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. Depending upon market liquidity at the time, a sale of shares by Lincoln Park at any given time could cause the trading price of our common stock to decline. After it has acquired such shares, Lincoln Park may sell all, some or none of such shares. Therefore, sales to Lincoln Park by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park.

An investment in GelTech may be diluted in the future as a result of the issuance of additional securities or the exercise of options, warrants or convertible notes.

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

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our common stock is eligible for electronic settlement rather than delivery of paper certificates, DTC in the last several years has imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the OTC Markets. Depending on the type of restriction, it can prevent shareholders from buying or selling our shares and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock, if it were your ability to sell your shares would be limited.

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

See pages F-1 through F-29.

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on that criteria.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents our Board of Directors as of September 16, 2015:

Name	Age	Appointed
Peter Cordani	54	July 2007
Michael Becker	64	January 2012
David Gutmann	47	June 2015
Leonard Mass	74	May 2010
Phil O’Connell, Jr.	75	November 2006
Neil Reger	77	October 2013

Peter Cordani. Mr. Cordani has been our Chief Technology Officer since inception, our President since September 2013 and our Chief Executive Officer since January 21, 2014. He is the inventor of all of our intellectual property. Mr. Cordani was selected as a director because of his patent experience and because he is the inventor of our technologies.

Michael Becker. Mr. Becker has been President of the accounting firm Michael C. Becker & Co. since 1979. From 1976 until August 2007, Mr. Becker served on the Miami-Dade Fire Department and retired as the Chief Fire Officer. Mr. Becker is a Certified Public Accountant in Florida. Mr. Becker was selected as a director because of his experience as an accountant, his knowledge of the fire industry and because he is independent.

David Gutmann. From April 2015 until his appointment, Mr. Gutmann was a consultant to GelTech providing advice on sales strategy development and accountability. Since 2010, Mr. Gutmann has been an independent sales and marketing consultant and private investor.  Prior to 2010, Mr. Gutmann held various senior sales and marketing positions with Proctor and Gamble and the Coca-Cola Company.

Leonard Mass. Since September 2005, Mr. Mass has been the Vice President of Land Development in the Real Estate Development division of the Drummond Company, Inc. a company which is principally engaged in the business of mining, purchasing, processing and selling of both thermal and metallurgical coal. Mr. Mass was selected as a director for his 40 years of experience in executive management and his background in finance and management and because he is independent.

Phil O’Connell, Jr. Mr. O’Connell is an attorney and has been a partner at the law firm of Ciklin Lubitz Martens & O’Connell and predecessor law firms since 1969. Mr. O’Connell was selected as a director because of his experience as a lawyer and because he is independent.

Neil Reger. Since his retirement over five years ago, Mr. Reger has been an active investor. Since his son Michael Reger has been an investor in GelTech, Mr. Reger has consulted with management on GelTech’s operations (without compensation). Mr. Reger was selected as a director because of his 45 years of business and management experience.

Executive Officers

Name	Age	Position
Peter Cordani	54	Chief Executive Officer, and Chief Technology Officer
Michael Reger	52	President
Michael Hull	62	Chief Financial Officer
Daniel Simon	60	Chief Operating Officer

See above for Mr. Peter Cordani’s biography.

Michael Hull has served as our Chief Financial Officer since March 2008. From January 2010 until August 2011, Mr. Hull was President of Accounting Outsource Solutions LLC (“AOS”) which provided Chief Financial Officer and related services to small public companies.  Prior to starting AOS, Mr. Hull was Director of CFO Services for WSR Consulting, Inc.

Michael Reger has been our President since November 7, 2014 and was our Chief Operating Officer from March 25, 2013 until being appointed President. For over 20 years, Mr. Reger has been a partner at III Associates, a registered investment advisor, and AVM, L.P., an institutional broker dealer.

Daniel Simon has been our Chief Operating Officer since November 7, 2014 and prior to that was our Director of Utility Markets beginning in October 2013. Prior to that, Mr. Simon spent approximately 40 years with Con Edison with his latest position being Emergency and Environmental Manager in Manhattan.

Mr. Michael Reger, our President, is the son of Neil Reger, a director of GelTech. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. See the section titled “Certain Relationships, Related Transactions and Director Independence” below for further information concerning our employment of Cordani family members.

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

The Board currently has and appoints the members of: the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee. The Audit Committee has a written charter approved by the Board which was attached as Exhibit 99.1 to our Form 10-K for the fiscal year ended June 30, 2014.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating	Executive
Peter Cordani
Michael Becker	✓	✓	✓		✓
David Gutmann	✓
Leonard Mass	✓	✓	✓		✓
Phil O’Connell, Jr.	✓	✓	✓	✓	✓
Neil Reger

Director Independence

Our Board has determined that Messrs. Becker, Gutmann, Mass and O’Connell are independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that as a result of being (or having a family member who was) employed as an executive officer, Messrs. Peter Cordani and Neil Reger were not independent under the Nasdaq Listing Rules. The Board also considered the consulting arrangement with Mr. Gutmann prior to being appointed director in determining that Mr. Gutmann was independent.

Our Board has also determined that Messrs. Becker, Mass and O’Connell are independent under the Nasdaq Listing Rules independence standards for Audit Committee members and Compensation Committee members.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2007 Equity Incentive Plan, which we refer to as the “Plan.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2015 and 2014 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position (a)	Year (b)(1)	Salary ($)(c)(2)	Bonus ($)(d)(2)	Option Awards ($)(f)(3)	All Other Compensation ($)(i)(4)	Total ($)(j)

Peter Cordani	2015	167,344	0	0	7,200	174,544
Chief Executive Officer and Chief Technology Officer	2014	150,000	30,000	252,719	7,200	439,919

Daniel Simon	2015	150,000	0	0	7,200	157,200
Chief Operating Officer

Michael Hull	2015	150,000	0	0	7,200	157,200
Chief Financial Officer	2014	150,000	20,000	252,719	7,200	429,919

———————

(1)

Year: 2015 is comprised of the period from July 1, 2014 until June 30, 2015.

(2)

Salary and Bonus: Represents cash compensation or bonus paid to the Named Executive Officer. See below for a description of Mr. Cordani’s commission.

(3)

Option Awards: The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock and stock appreciation rights and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of their values are set forth in Note 1 in the consolidated financial statements contained herein. Option Awards for 2014 represents a 250,000 option grant which vests based upon certain milestones in GelTech’s stock price.

(4)

All Other Compensation: Represents car allowance.

Named Executive Officer Employment Agreements

The chart below summarizes the terms and conditions of employment agreements with our Named Executive Officers.

Executive	Term	Base Salary	Equity Grants
Peter Cordani	October 1, 2012 through October 1, 2020	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2)

Daniel Simon	August 1, 2013 through July 31, 2018	$150,000 per year (3)	150,000 stock appreciation rights (4)

Michael Hull	October 1, 2012 through September 30, 2016	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2)

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

(3)

Mr. Simon is also entitled to 3% commissions on sales generated by him. As of the date of this filing, Mr. Simon has been paid no commissions.

(4)

Of the securities: (i) 50,000 vested immediately, (ii) 33,334 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 33,333 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 33,333 vest upon GelTech generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $1.52per share over a 10-year period.

The Compensation Committee has the discretion to increase each of the Named Executive Officers base salary. Any such discretionary increase must be based on profitability, positive cash flow or such other factors as the Compensation Committee deems important.  Additionally, the Compensation Committee will have the discretion to award each of the Named Executive Officers a bonus based upon job performance or any other factors determined by the Committee.

On January 23, 2015, GelTech approved an amendment to the Employment Agreement of Mr. Cordani.  In addition to his base salary, Mr. Cordani will receive 5% of the first $2 million of revenue generated by GelTech in 2015. The amendment was effective as of January 1, 2015. As of the filing date, Mr. Cordani had been paid an additional $31,304 as a result of this amendment. Additionally, on May 21, 2015, GelTech approved an amendment to Mr. Cordani’s Employment Agreement to extend the term of the Agreement an additional four years (now expiring October 1, 2020).

Termination Provisions

The table below describes the severance payments that our Named Executive Officers are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, or for Good Reason. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

Death or Total Disability	One year base salary and all equity shall vest

Dismissal Without Cause or Termination by Executive for Good Reason (1)	Greater of one year base salary and continuation of base salary through the end of the remaining term of the agreement and all equity shall vest

———————

(1)

Good Reason is generally defined as the material diminution of the Named Executive Officers’ duties due to no fault of the executive or any other action or inaction that constitutes a material breach by GelTech under the Employment Agreements.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of June 30, 2015:

Outstanding Equity Awards As of June 30, 2015

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Peter Cordani	185,008	0	0	0.667	March 16, 2018
	750,000	0	0	1.22	December 7, 2020
	175,000	0	0	0.81	September 19, 2021
	150,000	0	0	0.74	June 20, 2022
	200,000	0	600,000 (1)	0.45	October 1, 2022
	83,333	41,667 (2)	0	1.10	June 26, 2023
	0	0	250,000 (3)	1.30	July 28, 2023

Daniel Simon	50,000	0	100,000 (4)	1.52	August 13, 2023
	5,000	0	0	1.30	August 30, 2023
	10,000	0	0	0.72	December 20,2023

Michael Hull	150,000	0	0	0.60	June 2, 2021
	150,000	0	0	0.74	September 19, 2021
	200,000	0	600,000 (1)	0.45	October 1, 2022
	83,333	41,667 (2)	0	1.10	June 26, 2023
	0	0	250,000 (3)	1.30	July 28, 2023

———————

(1)

Of the securities: (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.

(2)

Vests on June 27, 2016.

(3)

Vests based on GelTech’s stock price meeting certain milestones.

(4)

Of the securities: (i) 50,000 vested immediately, (ii) 33,334 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 33,333 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 33,333 vest upon GelTech generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $1.52 per share over a 10-year period.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board. Because we do not pay compensation to employee directors, Mr. Peter Cordani was not compensated for his service as a director in fiscal 2015.

Fiscal 2015 Director Compensation

Name (a)	Option Awards ($)(d) (1)	Total ($)(j)
Michael Becker	64,640	64,640

David Gutmann	18,283	18,283

Leonard Mass	62,666	62,666

Phil O’Connell, Jr.	67,888	67,888

Neil Reger	52,222	52,222

———————

(1)

This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of June 30, 2015.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share ($)	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	10,419,407	0.84	4,580,593

Equity compensation plans not approved by security holders	—	—	—

Total	10,419,407		4,580,593

———————

(1)

Includes stock options, SARs and shares of common stock issued under the Plan.

(2)

Includes stock options and SARs issued to directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of September 15, 2015 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Peter Cordani (2)	2,255,677	4.6%

Common Stock	Daniel Simon (3)	15,000	*

Common Stock	Michael Hull (4)	422,833	*

Common Stock	Michael Becker (5)	416,667	*

Common Stock	David Gutmann (6)	100,000	*

Common Stock	Leonard Mass (7)	727,071	1.5%

Common Stock	Phil O’Connell, Jr. (8)	2,104,231	4.3%

Common Stock	Neil Reger (9)	1,531,772	3.1%

Common Stock	All directors and executive officers as a group (9 persons) (10)	46,558,570	63.1%

5% Shareholder:
Common Stock	Michael Reger (11)	38,935,318	56.2%

———————

* Less than 1%.

(1)

Applicable percentages are based on 48,220,623 shares outstanding as of September 15, 2015, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that have or will vest and become exercisable within 60 days.

(2)

Peter Cordani: Mr. Peter Cordani is a director and executive officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Peter Cordani. It owns 652,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,343,341 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech.

As of the September 15, 2015, GelTech’s common stock price was $0.64. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Cordani have an exercise price of $0.45, the table above includes 38,000 shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(3)

Simon: Mr. Simon is an executive officer. Includes 15,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(4)

Hull: Mr. Hull is an executive officer. Includes 383,333 shares issuable upon the exercise of vested options.

As of the September 15, 2015, GelTech’s common stock price was $0.64. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Hull have an exercise price of $0.45, the table above includes 38,000 shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(5)

Becker: Mr. Becker is a director. Includes 385,000 shares issuable upon the exercise of vested options.

(6)

Gutmann: Mr. Gutmann is a director. Represents shares issuable upon the exercise of warrants.

(7)

Mass: Mr. Mass is a director. Includes 598,333 shares issuable upon the exercise of vested options.

(8)

O’Connell: Mr. O’Connell is a director. Includes 350,000 shares issuable upon the exercise of warrants and 688,333 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 915,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 23,750 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(9)

Neil Reger: Mr. Reger is a director. Includes: (i) 542,307 shares of common stock and 200,000 shares issuable upon the exercise of warrants and 120,000 shares issuable upon the exercise of vested options directly held by Mr. Reger and (ii) 469,465 shares of common stock and 200,000 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(10)

Total D&O: Includes securities beneficially owned by Michael Reger, our Chief Operating Officer.

(11)

Michael Reger: Mr. Reger is an executive officer. These shares all also included in the “All directors and executive officers as a group” beneficial ownership amount. See Note 10 above. Includes 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Also includes 13,809,028 shares issuable upon the conversion of convertible notes and 6,104,553 shares issuable upon the exercise of warrants. Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties are employed at GelTech:

●

Peter Cordani’s sister-in-law is our controller and is paid $1,154 per week,

●

Peter Cordani’s mother is our receptionist and is paid $600 per week.

We believe that these salaries are at or are below the going rate of what such services would cost on the open market.

Mr. Michael Reger, son of Neil Reger, a director, is employed as President. Michael Reger has been paid no compensation for his employment with GelTech.

Since July 1, 2013, Michael Reger has purchased 6,573,361 shares of common stock for approximately $3,275,000. In connection with these purchases, Mr. Reger was issued 2,569,651 two year warrants with an exercise price of $2.00 per share.

On February 12, 2015, GelTech and Michael Reger, agreed to amend two outstanding notes held by Mr. Reger. The maturity date of Mr. Reger’s $1,000,000 (“1M Note”) and $1,997,483 (“2013 Note”) 7.5% convertible notes (collectively, the “Notes”) were extended to December 31, 2020. The maturity dates on the $1M Note and 2013 Note were originally July 11, 2018 and December 31, 2016, respectively. In consideration for extending the maturity dates, the Company amended the Notes to make them secured by all of the Company’s assets including its intellectual property and inventory and reduced the conversion price of the $1M Note to $0.35 per share.

In addition to the Notes (described above), since February 12, 2015, Mr. Reger has lent the Company $2,640,000 in consideration for the issuance of $2,640,000 of 7.5% secured convertible notes. The notes are convertible at prices ranging from $0.24 to $0.82 per share and mature on December 31, 2020. Repayment of these notes are secured by all of the Company’s assets including its intellectual property and inventory in accordance with a secured line of credit agreement between the Company and Mr. Reger. Additionally, in connection with these loans, the Company has issued Mr. Reger 2,995,239 two-year warrants exercisable at $2.00 per share.

Since July 1, 2013, Mr. Reger has been issued 1,064,559 shares of common stock in lieu of cash payments totaling $449,622 for interest due under outstanding notes.

Prior to his appointment as a director, Mr. Gutmann served as a consultant for the Company. In consideration for those services, Mr. Gutmann was issued 100,000 warrants exercisable at $0.76 per share.

See page 27 for disclosure regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended June 30, 2015 and 2014.

	Fiscal 2015 ($)	Fiscal 2014 ($)

Audit Fees (1)	$70,984	$69,975
Audit Related Fees (2)	—	1,544
Tax Fees	—	—
All Other Fees	—	—
Total	$70,984	$71,519

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K/A	10/25/13	10.1
10.2	Form of Executive Employment Agreement*	10-Q	2/11/13	10.4
10.3	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.4	Form of Stock Purchase Agreement – Reger				Filed
10.5	Form of Warrant – Reger				Filed
10.6	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.7	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.8	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	9/7/10	10.2
10.9	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.10	Amendment No. 1 Lincoln Park Warrant	8-K	9/7/10	10.3
10.11	Form of Executive Stock Option Agreement*	10-Q	11/14/13	10.4
10.12	Form Director Stock Option Agreement	10-K	9/29/14	10.34
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/12	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

———————

*

Management compensatory agreement.

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

Date: September 21, 2015

GelTech Solutions, Inc.

By:	/s/ PETER CORDANI
Peter Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	September 21, 2015
Michael Hull

/s/ NEIL REGER	Director	September 21, 2015
Neil Reger

/s/ PETER CORDANI	Director	September 21, 2015
Peter Cordani

/s/ MICHAEL BECKER	Director	September 21, 2015
Michael Becker

/s/ LEONARD MASS	Director	September 21, 2015
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	September 21, 2015
Phil O’Connell, Jr.

/s/ DAVID GUTMANN	Director	September 21, 2015
David Gutmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2015 of $5,513,725 and $3,659,773 respectively and has an accumulated deficit and stockholders’ deficit of $40,647,303 and $3,550,528, respectively, at June 30, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.

Boca Raton, Florida

September 21, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2015	2014
ASSETS

Cash and cash equivalents	$127,123	$66,266
Accounts receivable trade, net	236,640	35,276
Inventories	1,107,177	843,864
Prepaid expenses and other current assets	48,248	88,836
Total current assets	1,519,188	1,034,242

Furniture, fixtures and equipment, net	158,502	175,751
Deposits	16,086	30,086

Total assets	$1,693,776	$1,240,079
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$349,812	$228,063
Accrued expenses	210,449	189,933
Litigation accrual	56,956	505,000
Accrual for settlement	451,000	—
Insurance premium finance contract	8,117	13,574
Total current liabilities	1,076,334	936,570
Convertible notes - related party, net of discounts	2,940,944	2,201,824
Convertible Line of Credit - related party, net of discounts	1,227,026	—
Total liabilities	5,244,304	3,138,394

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 47,613,501 and 40,301,979 shares issued and outstanding as of June 30, 2015 and 2014, respectively.	47,614	40,302
Additional paid in capital	37,049,161	33,194,961
Accumulated deficit	(40,647,303)	(35,133,578)
Total stockholders' deficit	(3,550,528)	(1,898,315)

Total liabilities and stockholders' deficit	$1,693,776	$1,240,079

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2015	2014

Sales	$800,365	$814,587

Cost of goods sold	346,787	393,102

Gross profit	453,578	421,485

Operating expenses:
Selling, general and administrative expenses	4,891,525	6,601,353
Research and development	134,544	274,005

Total operating expenses	5,026,069	6,875,358

Loss from operations	(4,572,491)	(6,453,873)

Other income (expense)
Interest income	21	276
Gain from reversal of litigation accrual	448,044	—
Gain (loss) on conversion of interest	12,841	(201,175)
Other income	2,278	17,000
Loss on settlement	(412,867)	—
Loss on sale of assets	—	(11,413)
Loss on extinguishment of debt	(596,648)	—
Interest expense	(394,903)	(462,760)

Total other income (expense)	(941,234)	(658,072)

Net loss	$(5,513,725)	$(7,111,945)

Net loss per common share - basic and diluted	$(0.12)	$(0.20)

Weighted average shares outstanding - basic and diluted	45,190,119	36,410,142

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at June 30, 2013	33,084,671	$33,084	$25,718,163	$(28,021,633)	$(2,270,386)

Common stock issued for cash	3,352,726	3,353	2,128,174	—	2,131,527
Common stock issued for cash in connection with stock purchase agreement	577,428	577	569,423	—	570,000
Common stock and warrants issued for cash	2,575,579	2,576	1,702,424	—	1,705,000
Common stock issued upon exercise of options	20,000	20	18,180	—	18,200
Common stock issued upon exercise of warrants	20,000	20	24,980	—	25,000
Common stock issued for interest	436,912	437	354,989	—	355,426
Convertible note conversions	234,663	235	81,897	—	82,132
Options and stock appreciation rights vested	—	—	1,682,833	—	1,682,833
Beneficial conversion feature of debt offerings	—	—	913,898	—	913,898
Net loss for the fiscal year ended June 30, 2014	—	—	—	(7,111,945)	(7,111,945)

Balance at June 30, 2014	40,301,979	40,302	33,194,961	(35,133,578)	(1,898,315)

Common stock issued for cash	407,445	408	150,347	—	150,755
Common stock and warrants issued for cash	6,340,754	6,341	2,298,659	—	2,305,000
Common stock issued upon in exchange for fixed assets	21,918	22	15,978	—	16,000
Common stock issued for services	6,230	6	1,668	—	1,674
Common stock issued for interest	535,175	535	211,435	—	211,970
Options and stock appreciation rights vested	—	—	1,024,895	—	1,024,895
Loan discount from beneficial conversion feature and warrants	—	—	151,218	—	151,218
Net loss for the fiscal year ended June 30, 2015	—	—	—	(5,513,725)	(5,513,725)

Balance at June 30, 2015	47,613,501	$47,614	$37,049,161	$(40,647,303)	$(3,550,528)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2015	2014
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(5,513,725)	$(7,111,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,992	55,284
Bad debt expense	6,221	20,068
Amortization of beneficial conversion feature of convertible notes	145,716	223,025
Amortization of original issue discounts related to convertible notes	—	5,791
Equity compensation expense	1,024,895	1,682,833
Loss on extinguishment of debt	596,648	—
Loss on sale of assets	—	11,413
(Gain) Loss on stock issued for interest	(12,841)	201,175
Loss on settlement of litigation	412,867	—
Reversal of litigation accrual	(448,044)	—
Changes in assets and liabilities:
Accounts receivable	(207,585)	(18,067)
Inventories	(263,313)	(266,574)
Prepaid expenses and other current assets	123,513	46,862
Other assets	14,000	(3,200)
Accounts payable	123,423	(37,059)
Accrual for severance agreement	—	(102,056)
Deferred revenue	—	(7,019)
Accrued expenses	283,460	167,450
Net cash used in operating activities	(3,659,773)	(5,132,019)
Cash flows from Investing Activities
Purchases of equipment	(21,743)	(72,851)
Net cash used in investing activities	(21,743)	(72,851)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	150,755	2,131,527
Proceeds from sale of stock and warrants through private placements	2,305,000	1,705,000
Proceeds from sale of stock under stock purchase agreement	—	570,000
Proceeds from exercise of warrants	—	25,000
Proceeds from convertible note – related party	—	1,000,000
Proceeds from exercise of stock options	—	18,200
Proceeds from advances on convertible line of credit –related party	1,375,000	—
Repayments of convertible notes from third parties	—	(115,822)
Payments on notes with related parties	—	(85,880)
Payments on insurance finance contract	(88,382)	(67,164)
Net cash provided by financing activities	3,742,373	5,180,861
Net increase (decrease) in cash and cash equivalents	60,857	(24,009)
Cash and cash equivalents - beginning	66,266	90,275
Cash and cash equivalents - ending	$127,123	$66,266

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,894	$2,736
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$82,925	$68,942
Beneficial conversion feature of convertible notes	$75,609	$913,898
Loan discount from issuance of warrants	$75,609	$—
Conversion of notes for common stock	$—	$82,132
Stock issued for services	$1,674	$—
Stock issued for vehicle purchase	$16,000	$—
Common stock issued for accrued interest	$224,811	$154,251

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following three product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used to apply these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion. and (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; During the fourth quarter of fiscal 2014, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion.

Our consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

The corporate office is located in Jupiter, Florida.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in the subsidiaries during fiscal 2015 and fiscal 2014. All intercompany balances and transactions have been eliminated in consolidation.

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

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of June 30, 2015 or 2014.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. Revenue is shown net of returns and allowances. The Company provides certain customers with the right of return for unsold product. Sales to these customers are recorded as the customer sells the product, thus removing the right of return.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Products shipped from either our third-party fulfillment companies or our Jupiter, Florida or Irwindale, California locations are shipped FOB shipping point. Normal payment terms are net 30 days depending on the arrangement we have with the customer. As such, revenue is recognized when product has been shipped from either the third-party fulfillment company or from the Jupiter, Florida or Irwindale, California locations.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. However, products we utilize to perform demonstrations for potential customers are recorded as a marketing expense in operations. During the fiscal years ended June 30, 2015 (fiscal 2015) and 2014 (fiscal 2014), these demonstration costs amounted to $11,521 and $4,195, respectively. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in cost of sales in the amount of $25,185 and $52,594 in fiscal 2015 and fiscal 2014, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $134,544 and $274,005 in fiscal 2015 and fiscal 2014, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $33,277 in fiscal 2015 and $42,575 in fiscal 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates in fiscal 2015 and fiscal 2014 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For fiscal 2015 and fiscal 2014, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At June 30, 2015 there were options to purchase 10,302,840 shares and warrants to purchase 8,841,247 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 12,774,211 shares reserved for issuance related to convertible note agreements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the fiscal years ended June 30, 2015 and 2014 was $891,515 and $1,680,358, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2015, the total compensation cost for stock options not yet recognized was $239,796. This cost will be amortized on a straight-line basis over the remaining vesting period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for fiscal 2015 and fiscal 2014 was $133,380 and $2,475, respectively.

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

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2015, the fiscal tax years ended June 30, 2012, 2013 and 2014 are still subject to audit.

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

New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this accounting standard.

No other Accounting Standards Updates (ASUs) which were not effective until after June 30, 2015 are  expected to have a significant effect on the Company's consolidated financial position or results of operations.

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities in fiscal 2015 of $5,513,725 and $3,659,773 respectively and has an accumulated deficit and stockholders’ deficit of $40,647,303 and $3,550,528, respectively, at June 30, 2015. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2015 the Company received $150,755 in exchange for common stock and $2,305,000 in exchange for common stock and warrants in connection with private placements, and received $1,375,000 in advances from the secured convertible line of credit. In August 2015, the Company entered into a $10.0 million stock purchase agreement with Lincoln Park Capital Fund LLC. See Note 12.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

3.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2015 and 2014 was as follows:

	2015	2014
Accounts receivable	$266,449	$95,869
Allowance for doubtful accounts	(29,809)	(60,593)
	$236,640	$35,276

Bad debt expense on trade accounts receivable for fiscal 2015 and fiscal 2014 was $6,221 and $20,068, respectively.

4.

INVENTORIES

Inventories consisted of the following at June 30, 2015 and 2014:

	2015	2014
Finished goods	$564,826	$491,409
Raw materials	542,351	352,455
	$1,107,177	$843,864

As of June 30, 2015, the Company had approximately $47,000 of consignment inventory with certain customers. Cost of goods sold for fiscal 2015 included $67,439 related to inventory written off for obsolescence.

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of June 30, 2015 and 2014:

	Estimated	June 30,
	Useful Life	2015	2014

Equipment	3 - 5 years	$122,379	$111,488
Storage facilities	3 years	34,277	20,802
Vehicles	5 - 7 years	221,730	214,470
Furniture and fixtures	5 years	20,420	20,420
		398,806	367,180
Accumulated depreciation		(240,304)	(191,429)
		$158,502	$175,751

Depreciation expense in fiscal 2015 and fiscal 2014 was $54,992 and $55,284, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

6.

SECURED CONVERTIBLE NOTE AGREEMENTS

The Company currently has three debt facilities outstanding, all of them held by its President and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the year ended June 30, 2015, the Company recognized interest expense of $23,052 related to the amortization of the discount resulting from the beneficial conversion feature of the note. In February 2015, the Company issued 428,032 shares of common stock to its President and principal shareholder in payment of accrued interest of $149,811. The stock was valued at $0.32 per share or $136,970. As such, the Company recorded a gain on settlement of $12,841 which was included in other income. As of June 30, 2015, the principal balance of the note is $1,997,483 and accrued interest amounted to $61,566.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. This discount will be amortized over the remaining term of the note. For the year ended June 30, 2015 the Company recorded interest expense of $70,915 and $36,750 related to the amortization of the discounts related to the beneficial conversion feature and the warrants, respectively, of the note originated in July 2013. Since the modification of the note, the Company has recorded interest expense of $3,852 related to the amortization of the discount on the modified note. As of June 30, 2015, the balance of the unamortized discount related to the warrants was $56,539. As of June 30, 2015, the principal balance on this note is $1,000,000 and accrued interest amounted to $75,000. In July 2015, the Company issued 101,352 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on this convertible note (see Note 12).

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

From February 13, 2015 through June 30, 2015, the Company received eight advances totaling $1,375,000 with conversion rates between $0.24 and $0.82 per share, and issued two year warrants to purchase 2,104,990 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $75,609 and $75,609, respectively. During the year ended June 30, 2015, the Company has recognized interest expense of $3,244 related to the amortization of these loan discounts. As of June 30, 2015, the principal balance of the advances is $1,375,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $73,987 and $73,987, respectively. In addition, accrued interest due on these advances amounted to $21,482 at June 30, 2015.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

The calculated loan discounts was based on the relative fair value of the warrants which was calculated by the Company using the Black Scholes option pricing model loan discount, using volatilities of between 79.66% and 98.15%, based on the Company’s historical stock price, discount rates from 0.54% to 0.70%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of June 30, 2015 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(56,539)	$2,940,944
Secured Convertible Line of Credit	1,375,000	(147,974)	1,227,026
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$4,372,483	$(204,513)	$4,167,970

A summary of notes payable and related discounts as of June 30, 2014 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Related parties
Convertible notes payable	$2,997,483	$(795,659)	$2,201,824
Less current portion	—	—	—
Convertible notes payable, net of current portion	$2,997,483	$(795,659)	$2,201,824

7.

STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitations as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware law.

Issuances of Common Stock

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

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

Private Placements

During the year ended June 30, 2014, the Company issued 3,352,726 shares of common stock in exchange for $2,131,527 in connection with private placements with 15 accredited investors, including issuances of 1,434,060 shares to our President and principal stockholder in exchange for $925,000.

During the year ended June 30, 2015, the Company issued 407,445 shares of common stock in exchange for $150,755 in connection with private placements with 5 accredited investors, including issuances of 110,000 shares to two directors in exchange for $21,505.

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

During the year ended June 30, 2015 the Company issued 6,340,754 shares of common stock and two year warrants to purchase 3,170,378 shares of common stock in exchange for $2,305,000 in connection with private placements with four accredited investors, including issuances of 3,521,369 shares and two year warrants to purchase 1,760,685 shares of common stock to our President and principal stockholder in exchange for $1,375,000.

Common Stock Issued for Interest

In July 2013, the Company issued 8,880 shares of common stock as payment for accrued interest of $4,440 on a convertible note.

In April 2014, the Company issued 428,032 shares of common stock to its President and principal stockholder as payment of accrued interest of $149,811 which was due as of February 1, 2014, in accordance with the terms of the convertible note agreement. The Company recorded a loss on conversion of interest of $201,175 in connection with this transaction representing the difference between the conversion price of $0.35 per share and the fair market value of the stock on the date of conversion, $0.82 per share.

In July 2014, the Company issued 107,143 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note (see Note 3).

In February 2015, the Company issued 428,032 shares of common stock to its president and principal shareholder as payment for annual accrued interest of $149, 811 related to convertible note agreement dated February 1, 2013. In accordance with the convertible note, the conversion rate for the accrued interest was $0.35 per shares. The fair market value of the Company’s common stock was $0.32, or $136,970, on the date of conversion. As such the Company recorded other income of $12,841 for the year ended June 30, 2015 in connection with the interest conversion.

Common Stock Issued for Exercise of Options and Warrants

In July 2013, the Company issued 20,000 shares of common stock to a director in exchange for $18,200 in connection with the exercise of options at an exercise price of $0.91 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

In August 2013, the Company issued 20,000 shares of common stock in exchange for $25,000 in connection with the exercise of warrants with an exercise price of $1.25 per share.

Other Issuances of Common Stock

During the year ended June 30, 2015, the Company issued 6,230 shares of common stock, valued at $1,674, to a consultant in exchange for services.

In June 2015, the Company issued 21,918 shares of common stock to its President and principal shareholder to purchase a vehicle, valued at $16,000, to be used by the Company.

Options and Warrants to Purchase Common Stock

The fair value of stock option grants for the fiscal year ended June 30, 2015 and 2014 were estimated using the following weighted- average assumptions:

	2015	2014
Risk free interest rate	0.54% – 2.28%	0.45% – 2.61%
Expected term in years	2.0 – 10.0	2.5 – 6.5
Dividend yield	—	—
Volatility of common stock	79.66% – 98.15%	89.98% – 91.94%
Estimated annual forfeitures	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options In fiscal 2015 and 2014, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the fiscal years ended June 30, 2015 and 2014 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2013	6,337,007	$0.75	6.0
Granted	1,425,000	$1.34	10.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	7,762,507	$0.87	6.0	$792,305
Exercisable at June 30, 2014	4,352,674	$0.93	4.6	$265,364

Weighted average fair value of options granted during the year ended June 30, 2014		$0.69

Balance at June 30, 2014	7,762,507	$0.87	6.0
Granted	84,500	$0.59	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	7,847,007	$0.87	4.9	$1,059,111
Exercisable at June 30, 2015	4,801,673	$0.94	3.6	$405,361

Weighted average fair value of options granted during the year ended June 30, 2015		$0.59

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

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

In December 2014, the Company granted employees five year options to purchase a total of 20,000 shares of common stock at an exercise price of $0.23 per share. The options vested 25% immediately, with the remainder vesting in equal increments of 25% each year on the grant date over three years. The Company valued the options at $31,145 using the Black-Scholes option pricing model using a volatility of 87.78%, based upon the historical price of the Company’s common stock, an estimated term of 4.0 years, using the Simplified Method and a discount rate of 1.31%.

In May 2015, the Company granted three employees five year options to purchase a total of 62,500 shares of common stock at an exercise price of $0.70 per share. The options vested immediately. The Company valued the options at $24,590 using the Black-Scholes option pricing model using a volatility of 97.15%, based upon the historical price of the Company’s common stock, an estimated term of 2.5 years, using the Simplified Method and a discount rate of 0.82%.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

A summary of options issued to directors under the 2007 Plan and changes during the period from June 30, 2013 to June 30, 2014 and from June 30, 2014 to June 30, 2015 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2013	1,200,833	$1.16	8.0
Granted	495,000	$1.19	10.00
Exercised	(20,000)	$0.91	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	1,675,833	$1.12	7.6	$8,337
Exercisable at June 30, 2014	1,377,501	$1.15	7.4	$6,421

Weighted average fair value of options granted during the year ended June 30, 2014		$0.76

Balance at June 30, 2014	1,675,833	$1.12	7.6
Granted	510,000	$0.72	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	2,185,833	$1.03	7.2	$75,320
Exercisable at June 30, 2015	2,000,003	$1.04	7.1	$45,655

Weighted average fair value of options granted during the year ended June 30, 2015		$0.52

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2013, the Company issued options to purchase 370,000 shares of common stock to directors. The options have an exercise price of $0.99 per share, vest on June 30, 2014¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 91.6%, derived using the historical market price for the Company’s common stock, an expected term of 5.5 years (using the simplified method) and a discount rate of 1.52%. The value of these options of $266,985 will be recognized as expense over the one year vesting period.

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

In October 2013, the Company issued ten year options to purchase 60,000 shares of common stock at an exercise price of $1.17 per share to a new director. The options vest annually over three years subject to continued service. The options were valued using the Black-Scholes model using a volatility of 91.94% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.89%. The value of these options, $54,285 will be recognized as expense over the vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2014, the Company issued options to purchase 470,000 shares of common stock to directors. The options have an exercise price of $0.73 per share, vest on June 30, 2015¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 88.55%, derived using the historical market price for the Company’s common stock, an expected term of 5.5 years (using the simplified method) and a discount rate of 1.79%. The value of these options of $245,441 was be recognized as expense over the one year vesting period.

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

In June 2015, the Company issued ten year options to purchase 30,000 shares of common stock at an exercise price of $0.76 per share to a new director. The options vest annually over three years subject to continued service. The options were valued using the Black-Scholes model using a volatility of 97.97% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 6.5 years (using the simplified method) and a discount rate of 2.03%. The value of these options, $18,283 will be recognized as expense over the vesting period.

Non-Employee, Non-Director Options

A summary of options issued to non-employees, non-directors under the 2007 Plan and changes during the fiscal years ended June 30, 2015 and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2013	560,000	$1.12	6.0
Granted	25,000	$1.11	5.0
Exercised	—	$—	—
Forfeited	(275,000)	$1.23	—
Expired	(40,000)	$1.15	—
Outstanding at June 30, 2014	270,000	$1.22	1.7	$—
Exercisable at June 30, 2014	270,000	$1.22	1.7	$—

Weighted average fair value of options granted during the year ended June 30, 2014		$0.79

Balance at June 30, 2014	270,000	$1.22	1.7
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	270,000	$1.22	0.7	$—
Exercisable at June 30, 2015	270,000	$1.22	0.7	$—

Weighted average fair value of options granted during the year ended June 30, 2015		N/A

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

During the year ended June 30, 2015, no options were granted to non-employees or non-directors.

Warrants Issued for Settlement

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2013	350,000	$0.63	4.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	350,000	$0.63	3.2
Exercisable at June 30, 2014	350,000	$0.63	3.2

Weighted average fair value of warrants granted during the year ended June 30, 2014		N/A

Balance at June 30, 2014	350,000	$0.63	3.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	350,000	$0.63	2.2
Exercisable at June 30, 2015	350,000	$0.63	2.2

Weighted average fair value of warrants granted during the year ended June 30, 2015		N/A

During the years ended June 30, 2015 and 2014, no warrants were granted for settlements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Warrants issued for cash or services

A summary of warrants issued for cash or services and changes during the periods June 30, 2013 to June 30, 2014 and from June 30, 2014 to June 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2013	1,533,700	$1.25	2.1
Granted	1,863,421	$1.58	3.5
Exercised	(20,000)	$1.25	—
Forfeited	—	$—	—
Expired	(340,000)	$1.60	—
Outstanding at June 30, 2014	3,037,121	$1.45	2.7
Exercisable at June 30, 2014	3,037,121	$1.45	2.7

Weighted average fair value of warrants granted during the year ended June 30, 2014		N/A

Balance at June 30, 2014	3,037,121	$1.45	2.7
Granted	5,750,326	$1.85	2.5
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(296,200)	$1.60	—
Outstanding at June 30, 2015	8,491,247	$1.72	3.2
Exercisable at June 30, 2015	8,366,247	$1.74	3.2

Weighted average fair value of warrants granted during the year ended June 30, 2015		$0.44

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

During the year ended June 30, 2015, the Company issued two year warrants to purchase 2,104,990 shares of common stock at an exercise price at $2.00 per share in connection with advances from its President and principal shareholder pursuant to a secured convertible line of credit agreement.

On March 17, 2015, the Company issued five year warrants to purchase 10,000 shares of common stock at an exercise price of $0.25 per share to a consultant in connection with services provided to our wildland firefighting efforts. The Company valued the warrants at $1,667 using the Black-Scholes option pricing model using a volatility of 84.08%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.61%. The warrants vested immediately and therefore the fair value was recognized in consulting expense during the three months ending March 31, 2015.

During the year ended June 30, 2015, the Company issued two year warrants to purchase 1,760,685 shares of common stock at an exercise price of $2.00 per share in connection with a private placements with its President and principal shareholder.

On January 23, 2015, the Company granted 5 year warrants to purchase 100,000 shares of the Company’s common stock in exchange for legal services. The warrants vest immediately and are exercisable at $0.27 per share. The Company valued the warrants at $17,611 using the Black-Scholes option pricing model using a volatility of 81.85%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.39%. The warrants vested immediately and therefore the fair value was recognized in legal expense during year ended June30, 2015.

During the year ended June 30, 2015 the Company issued two year warrants to purchase 1,304,651 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors.

During the year ended June 30, 2015, the Company issued warrants to purchase 470,000 shares of common stock to four consultants. Of the warrants granted, a portion vest immediately, with the remainder ratably over a one year period. The warrants have exercise prices from $0.50 to $0.76 per share and have exercise periods from 5 to 10 years. The Company valued the warrants at $199,319 using the Black-Scholes option pricing model using a volatility of from 81.85% to 97.15%, based upon the historical price of the Company’s common stock, an estimated term of from 5 to ten years, the term of the warrants, and a discount rate of from 1.51% to 2.28%. The value of these warrants will be recognized as consulting expense over the vesting period.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the fiscal years ended June 30, 2015 and 2014. Deferred tax assets and liabilities as of June 30, 2015 and 2014, were as follows:

	June 30, 2015	June 30, 2014
Deferred Tax Assets:
Net operating loss carryforward	$12,451,818	$10,754,202
Allowance for bad debt	43,774	38,051
Stock-based compensation	1,878,672	1,493,004
Depreciation	2,548	—
Gross deferred tax asset	14,376,812	12,285,257
Less: deferred tax asset valuation allowance	(14,376,812)	(12.282.630)
Total net deferred tax asset	—	2,627
Less: Deferred tax liability - depreciation	—	(2,627)

Net deferred taxes	$—	$—

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

The Company had available at June 30, 2015, net operating loss carryforwards for federal and state tax purposes of approximately $33,090,136 that could be applied against taxable income in subsequent years through June 30, 2035. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was increased by $2,094,182 during fiscal year ended June 30, 2015.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the fiscal years ended June 30, 2015 and 2014 was as follows:

	For the Fiscal Year Ended June 30,
	2015		2014
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(1,874,667)	-34.00%	$(2,401,741)	-34.00%
State taxes, net of federal benefit	(198,796)	-3.61%	(255,305)	-3.61%
Other	(20,719)	-0.37%	502,021	7.10%
Change in valuation allowance	2,094,182	37.98%	2,155,025	30.51%
	$—	0.00%	$—	0.00%

9.

RELATED PARTY TRANSACTIONS

In addition to the acting Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	The CEO’s sister–in-law is our Controller and her compensation is $1,154 per week,

•	The CEO’s mother is a receptionist and her compensation is $600 per week.

The Company has employment arrangements with its executive officers which are described in Note 10.

The Company has entered into a series of credit facilities with its largest principal stockholder as more fully described in Note 6.

During the year ended June 30, 2015, the Company issued common stock and warrants to its President and principal shareholder in exchange for cash as more fully described in Note 7.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida and rents space in an industrial yard in Irvine, California under a month-to-month lease. In February 2013, the Company entered into a one year lease agreement for a support facility in Brooklyn, New York at a monthly rent of $3,600. In February 2014, the Company extended the lease at a monthly rent of $4,000. Effective August 31, 2014 the Company terminated the lease. Rent expense for the fiscal year ended June 30, 2015 and 2014 was $132,756 and $169,547, respectively.

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

In January 2015, GelTech approved an amendment to the Employment Agreement of our Chief Technology Officer. In addition to his base salary, he will receive 5% of the first $2 million of revenue generated by GelTech in 2015. The amendment was effective as of January 1, 2015. As of June 30, 2015, the Company has paid an additional $17,344 as a result of this amendment. Additionally, in May 2015, GelTech approved an amendment to the Chief Technology Officer’s Employment Agreement to extend the term of the Agreement an additional four years (now expiring October 1, 2020).

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

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

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

The trial to determine damages took place in September 2014. On October 28, 2014 the Court issued a Final Judgment in this case. The Court awarded the plaintiff $51,956 for the breach of consulting agreement. As such the total liability related to this matter is $56,956. In accordance with ASC 855-10-55-1, the Company recorded other income of $448,044 in the consolidated statement of operations for the year ended June 30, 2015 resulting from the reduction of the accrual for litigation. The plaintiff has filed an appeal.

On January 23, 2015, the Court approved the Company’s motion seeking reimbursement of attorneys’ fees and costs from the plaintiff. An evidentiary hearing took place in June 2015 to determine the amount of fees and costs to which the Company is entitled and a judgment will be entered for that amount. As yet, no final order has been issued by the court.

In April 2015, the Company was awarded $65,000 for attorney’s fees related to the appeal of a binding arbitration ruling by a former distributor. The Company is pursuing collection of this award.

In June 2013, GelTech filed a lawsuit against its director and former Executive Chairman, for inducing GelTech to enter into an Employment Agreement based on representations that he would facilitate a $25 million financing on behalf of GelTech. In November 2013, the former Executive Chairman countersued GelTech for breach of the Employment Agreement. Effective August 12, 2015, GelTech entered into a settlement agreement and release of claims (the “Settlement Agreement”) related to the lawsuit and countersuit. See Note 12.

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015. As of June 30, 2015 the Company had no cash equivalent balances that were not insured.

At June 30, 2015, one customer accounted 89.3% of the total gross accounts receivable. At June 30, 2014, there were accounts receivable from three customers that each exceeded 10% of the total gross accounts receivable at 24.4%, 16.1% and 10.4%.

During fiscal 2015 two customers accounted for 27.1% and 26.4% of sales. No other customer had sales in excess of 10% of revenues. During fiscal 2014, one customer accounted for 60.7% of sales. No other customer had sales in excess of 10% of revenues.

During fiscal 2015, sales resulted from two products, FireIce® and Soil₂O®, which made 85.3% and 13.9% of total sales, respectively. During fiscal 2014, sales resulted from three products, EMFIDS, FireIce® and Soil₂O® and from paid for research and development which made up 52.2%, 27.4%, 19.2% and 1.27% of total sales, respectively.

During the fiscal 2015, the Company purchased approximately $280,000 of raw material from one vendor and approximately $86,000 from another vendor which amounted to 44.7% and 13.9%, respectively, of the inventory purchases in fiscal 2015. During fiscal 2014, the Company’s made inventory purchases from three vendors amounting to approximately $226,000, $81,000 and $64,000 representing 35.3%, 12.6% and 10.0%, respectively, of inventory purchases for the fiscal year.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

12.

SUBSEQUENT EVENTS

In July 2015, the Company issued 101,352 shares of common stock to its president and principal stockholder in payment of accrued interest in the amount of $75,000 related to a convertible note.

In accordance with the 2007 Equity Incentive Plan, on July 1, 2015, the Company issued options to purchase 580,000 shares of common stock to directors. The options have an exercise price of $0.80 per share, vest on June 30, 2016¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 98.15% (derived using the historical market price for the Company’s common stock since it began trading in June 2008), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.74%. The value of these options will be recognized as expense over the requisite service period.

Since July 1, 2015, the Company has issued two year warrants to purchase 890,249 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $1,265,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rate of these advances range from $0.63 to $0.78 per share.

Effective August 12, 2015, the Company entered into a settlement agreement and release of claims (the Settlement Agreement) with its former executive chairman and director related to a lawsuit and countersuit brought by the parties related to the former executive chairman’s employment agreement. Under the employment agreement, the executive chairman was entitled to $800,000 of salary, up to 800,000 restricted stock units and $28,800 in auto allowance. Under the Settlement Agreement, the Company issued the former executive chairman 200,000 shares of restricted common stock and made two cash payments totaling $315,000. As a result of the Settlement Agreement, the Company recognized a loss on settlement in the amount of $412,867 during the year ended June 30, 2015.

On August 12, 2015, the Company signed a $10 million purchase agreement (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“Lincoln Park”). The Company also entered into a registration rights agreement (“Registration Rights Agreement”) with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell, and Lincoln Park is obligated to purchase, up to $10.0 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 150,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the “floor price” as set forth in the Purchase Agreement. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In consideration for entering into the $10 million Purchase Agreement, the Company issued to Lincoln Park 291,097 shares of Common Stock as a commitment fee and will issue up to 391,645 shares of Common Stock pro rata as Lincoln Park purchases additional shares.

In a separate transaction, the Company extended the expiration date of a previously issued warrant, held by Lincoln Park, from September 1, 2015 to a new expiration date of September 1, 2020 (the “Warrant Amendment”).