Form 10-Q
period 2015-09-30
GelTech Solutions, Inc.
filed 2015-11-05
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at November 4, 2015
Common Stock, $0.001 par value per share	48,710,646 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2015	2015
	(Unaudited)
ASSETS

Cash	$68,337	$127,123
Accounts receivable trade, net	482,769	236,640
Inventories	1,290,266	1,107,177
Prepaid expenses and other current assets	89,650	48,248
Total current assets	1,931,022	1,519,188

Furniture, fixtures and equipment, net	149,107	158,502
Deposits	16,086	16,086

Total assets	$2,096,215	$1,693,776

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$210,444	$349,812
Accrued expenses	193,602	210,449
Litigation accrual	—	56,956
Settlement accrual	—	451,000
Insurance premium finance contract	49,170	8,117
Total current liabilities	453,216	1,076,334
Convertible notes - related party, net of discounts	2,943,531	2,940,944
Convertible line of credit – related party, net of discounts	2,394,233	1,227,026
Total liabilities	5,790,980	5,244,304

Commitments and contingencies (Note 5)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 48,220,623 and 47,613,501 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively.	48,220	47,614
Additional paid in capital	37,793,926	37,049,161
Accumulated deficit	(41,536,911)	(40,647,303)
Total stockholders' deficit	(3,694,765)	(3,550,528)

Total liabilities and stockholders' deficit	$2,096,215	$1,693,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014

Sales	$536,456	$110,867

Cost of goods sold	178,100	40,346

Gross profit	358,356	70,521

Operating expenses:
Selling, general and administrative expenses	1,153,432	1,296,178
Research and development	37,794	59,686

Total operating expenses	1,191,226	1,355,864

Loss from operations	(832,870)	(1,285,343)

Other income (expense)

Other income	56,956	448,044
Interest expense	(113,694)	(112,794)
Total other income (expense)	(56,738)	335,250

Net loss	$(889,608)	$(950,093)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	47,966,677	41,445,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(889,608)	$(950,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,658	12,473
Amortization of debt discounts	16,614	55,934
Employee stock option compensation expense	186,343	214,832
Changes in assets and liabilities:
Accounts receivable	(246,129)	1,384
Inventories	(183,089)	(77,839)
Prepaid expenses and other current assets	19,000	35,128
Other assets	—	12,000
Accounts payable	(139,368)	5,640
Litigation accrual	(56,956)	(448,044)
Settlement accrual	(315,000)	—
Accrued expenses	59,361	61,831
Net cash used in operating activities	(1,533,174)	(1,076,754)

Cash flows from Investing Activities
Purchases of equipment	(6,263)	(4,976)
Net cash used in investing activities	(6,263)	(4,976)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	10,000	25,000
Proceeds from sale of stock and warrants	—	1,100,000
Proceeds from advances on convertible line of credit with related parties	1,490,000	—
Payments on insurance finance contract	(19,349)	(12,947)
Net cash provided by financing activities	1,480,651	1,112,053

Net (decrease) increase in cash and cash equivalents	(58,786)	30,323
Cash and cash equivalents - beginning	127,123	66,266
Cash and cash equivalents - ending	$68,337	$96,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$926	$195
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$60,402	$59,022
Beneficial conversion feature of convertible notes	$168,410	$—
Loan discount from warrants	$168,410	$—
Stock issued for interest	$75,000	$75,000
Stock issued for settlement	$136,000	$—
Stock issued for services	$1,208	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech.

The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in FireIce Gel, Inc., Weather Tech Innovations, Inc. and GelTech International, Inc.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed on September 21, 2015.

Inventories

Inventories as of September 30, 2015 consisted of raw materials and finished goods in the amounts of $517,979 and $772,287, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended September 30, 2015 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At September 30, 2015, there were options to purchase 10,887,840 shares of the Company’s common stock, warrants to purchase 9,905,858 shares of the Company’s common stock and 15,033,428 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2015 to September 30, 2015 were estimated using the following assumptions:

Risk free interest rate	0.88% - 1.74%
Expected term (in years)	2.5 - 5.5
Dividend yield	––
Volatility of common stock	95.65% - 98.15%
Estimated annual forfeitures	––

New Accounting Pronouncements

No Accounting Standards Updates (ASUs) which were not effective until after September 30, 2015 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2015, the Company had an accumulated deficit and stockholders’ deficit of $41,536,911 and $3,694,765, respectively, and incurred losses from operations of $832,870 for the three months ended September 30, 2015 and used cash in operations of $1,533,174 during the three months ended September 30, 2015.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three months ended September 30, 2015, the Company received $1,490,000 in advances from its convertible line of credit with its president and principal shareholder. In August 2015, the Company entered into a $10 million stock purchase agreement with Lincoln Park Capital Fund LLC. See Note 4.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has three debt facilities outstanding, all of them held by its President and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the three months ended September 30, 2015, the Company recognized interest expense of $37,761. As of September 30, 2015, the principal balance of the note is $1,997,483 and accrued interest amounted to $99,327.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the three months ended September 30, 2015 the Company recorded interest expense of $2,587 related to the amortization of the discounts related to the warrants of the note originated in July 2013. As of September 30, 2015, the balance of the unamortized discount related to the warrants was $53,952. In July 2015, the Company issued 101,352 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on this convertible note (see Note 4). As of September 30, 2015, the principal balance on this note is $1,000,000 and accrued interest amounted to $18,904.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

For the three months ended September 30, 2015, the Company received seven advances totaling $1,490,000 with conversion rates between $0.47and $0.78 per share, and issued two year warrants to purchase 1,129,611 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $168,410 and $168,410, respectively. During the three months ended September 30, 2015, the Company has recognized interest expense of $14,028 related to the amortization of these loan discounts. As of September 30, 2015, the principal balance of the advances was $2,865,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $235,383 and $235,383, respectively.

The calculated loan discounts were based on the relative fair value of the warrants which were calculated by the Company using the Black Scholes option pricing model, using volatilities of between 95.8% and 98.2%, based on the Company’s historical stock price, discount rates from 0.67% to 0.74%, and expected terms of 2 years, the term of the warrants.

NOTE 4 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

In July 2015, the Company issued 101,352 shares of common stock valued at $75,000 based upon the closing price of the Company’s common stock on the date of grant, to its president and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note. (see Note 3)

In July 2015, the Company issued 12,659 shares of common stock in exchange for $10,000 in a private placement with an accredited investor.

In August 2015, the Company issued 2,014 shares of common stock valued at $1,208 based upon the average closing price of the Company’s common stock during the period of service, to a consultant in exchange for services in the amount of $1,208.

On August 12, 2015, GelTech signed a $10 million Purchase Agreement with Lincoln Park. The Company also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC.  The Company filed the registration statement with the SEC on October 5, 2015 and it was declared effective by the SEC on October 16, 2015.

In consideration for entering into the $10 million Purchase Agreement, in August 2015 the Company issued 291,097 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at $189,213, based upon the closing price of the common stock on the day preceding the execution of the agreement and were recorded as a reduction of the offering proceeds.

In August 2015, the Company issued 200,000 shares of common stock in connection with a settlement with a former executive chairman and director of the Company. The shares were valued at $0.68 per share, the closing price of the Company’s common stock on the date of the settlement. The value of the shares issued was recorded as a reduction of the settlement accrual.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2015 to September 30, 2015, was $154,076 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2015 the total compensation cost for stock options not yet recognized was approximately $441,189.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the three months ended September 30, 2015 was $32,267.

Employee Options and Stock Appreciation Rights

In September 2015, the Company granted a new employee five year options to purchase 5,000 shares of common stock at an exercise price of $0.64 per share. The options vest one year from the date of the grant. The Company valued the options at $1,913 using the Black-Scholes option pricing model using a volatility of 95.65%, based upon the historical price of the Company’s common stock, an estimated term of 3.0 years, using the Simplified Method and a discount rate of 0.88%.

Options Issued to Directors

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2015, the Company issued options to purchase 580,000 shares of common stock to directors. The options have an exercise price of $0.80 per share, vest on June 30, 2016¸ subject to continuing service as a director and bear a ten year term.  The options were valued using the Black-Scholes model using a volatility of 98.15%, derived using the historical market price for the Company’s common stock, an expected term of 5.5 years (using the simplified method) and a discount rate of 1.74%. The value of these options, $353,553, will be recognized as expense over the one year vesting period.

Non-Employee, Non-Director Options

During the three months ended September 30, 2015, there were no options granted to non-employees or non-directors.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the three months ended September 30, 2015, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the three months ended September 30, 2015, the Company issued two year warrants to purchase 1,129,611 shares of common stock at an exercise price of $2.00 per shares in connection with advances of $1,490,000 from its president and principal shareholder related to the convertible line of credit agreement.

In connection with executing the Stock Purchase Agreement with Lincoln Park, in August 2015, the Company extended the expiration date of warrants to purchase 200,000 shares of common stock at an exercise price of $1.25 per share from September 1, 2015 to August 11, 2020. The difference in the value of the warrants resulting from the change in the term, $86,448, was recorded as a reduction of the proceeds of the offering.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

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

On October 28, 2014 the Court issued a Final Judgment in this case. The Court awarded the plaintiff $51,956 for the breach of consulting agreement. As such the total liability related to this matter was $56,956. In accordance with ASC 855-10-55-1, the Company recorded other income of $448,044 in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2014 resulting from the reduction of the accrual for litigation.

On January 23, 2015, the Court approved the Company’s motion seeking reimbursement of attorneys’ fees and costs from the plaintiff. An evidentiary hearing took place in June 2015 to determine the amount of fees and costs to which the Company is entitled and a judgment will be entered for that amount. On October 14, 2015, the Court awarded the Company attorney’s fees and costs in excess of the remaining litigation accrual in the amount of $56,956.  As such, the Company’s unaudited condensed consolidated statement of operations for the three months ended September 30, 2015 includes other income of $56,956.

NOTE 6 – Related Party Transactions

During the three months ended September 30, 2015, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Note 3.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. As of September 30, 2015, there were no cash equivalent balances held in depository accounts that are not insured.

At September 30, 2015, three customers accounted for 39.4%, 31.1% and 10.8% of accounts receivable.

For the three months ended September 30, 2015, two customers accounted for 35.5% and 28.3% of sales.

During the three months ended September 30, 2015, sales primarily resulted from two products, FireIce® and Soil2O® which made up 88.1% and 5.1%, respectively, of total sales. Of the FireIce® sales, 84.1% related to the sale of FireIce® products and 15.8% related to sales of the FireIce Home Defense units and extinguishers. Of the Soil2O® sales, 78.2% related to traditional sales of Soil2O® and 20.7% related to sales of Soil2O® Dust Control.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Five vendors accounted for 26.0%, 16.2%, 15.2%, 10.4% and 10.1% of the Company’s approximately $345,000 in purchases of raw material and packaging during the three months ended September 30, 2015.

NOTE 8 – Subsequent Events

Since October 1, 2015, the Company has issued two year warrants to purchase 188,680 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $200,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rate of this advance was $0.53 per share.

On October 1, 2015, the Company issued 277,778 shares of common stock in exchange for $100,000 in connection with a private placement with an accredited investor.

Since October 1, 2015, the Company has issued 203,054 shares of commons stock to Lincoln Park in exchange for $77,995 in connection with the stock purchase agreement.

In October 2015, the Company issued 5,128 shares of common stock to a consultant in exchange for investor relations services valued at $2,000.

In October 2015, the Company issued 4,063 shares of common stock to a consultant for services valued at $2,745.

In October 2015, the Company issued five year fully-vested warrants to purchase 30,000 shares of common stock at an exercise price of $0.58 per share to a consultant for future services.  The warrants were valued using the Black-Scholes model using a volatility of 99.31%, derived using the historical market price for the Company’s common stock, an expected term of 5 years the term of the warrants and a discount rate of 1.74%. The value of these options, $12,955 will be recognized as expense during the three months ending December 31, 2015.

On October 14, 2015, the Court issued an order on Defendant GelTech’s Motion for Attorney’s Fees and Costs granting GelTech attorney’s fees and costs in excess of the amount of its litigation accrual for the case.  As such, the Company reversed the litigation accrual resulting in other income of $56,956 which was included in the Company’s unaudited condensed statement of operations for the three months ended September 30, 2015.

In connection with the Purchase and Registration Rights Agreements with Lincoln Park, the Company filed a registration statement with the SEC on October 5, 2015 and it was declared effective on October 16, 2015.

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

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Sales	$536,456	$110,867	$425,589	383.9%
Cost of Goods Sold	178,100	40,346	137,754	341.4%
Gross Profit	358,356	70,521	287,835	408.2%
Operating Expenses:
Selling General and Administrative	1,153,432	1,296,178	(142,746)	(11.0)%
Research and Development	37,794	59,686	(21.892)	(36.7)%
Loss from Operations	(832,870)	(1,285,343)	452,473	35.2%
Other Income (Expense)	(56,738)	335,250	(391,988)	(116.9)%
Net Loss	$(889,608)	$(950,093)	$60,485	6.4%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Sales

Sales of product during the three months ended September 30, 2015 consisted of $472,463 for FireIce® and related products and $27,252 for Soil2O®.  In addition, the Company recognized $32,050 in revenue for paid for research and development. FireIce® sales consisted of $397,379 related to product sales primarily to wildland firefighting agencies and $75,084 related to sales of extinguishers and HDU units. The Soil2O® sales consisted of sales of Soil2O® topical of $21,311 primarily from sales of our Soil2O® Home Lawn Kit as part of a test market in southern California and sales of Soil2O® dust control of Soil2O of $5,941.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with the peak season lasting from March through October.  We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our Soil2O® dust control products are gaining acceptance from rural communities and industrial agricultural organizations needing to control dust on unpaved roadways. Further we anticipate that sales of our FireIce® Shield CTP spray unit and product will provide additional recurring revenue.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 33.2% for the three months ended September 30, 2015 as compared to 36.4% for the three months ended September 30, 2014.  The difference in the cost of sales percentage is the result of the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2015.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the three months ended September 30, 2015 resulted primarily from (1) a decrease in salaries and employee benefits of $32,505; (2) a decrease in non-cash compensation of $28,489 due to a reduction in the amount options and warrants vesting during three months ended September 30, 2015; and (3) a decrease in professional fees of $124,876; all of which were partially offset by an increase in sales and marketing expense of $26,293 which was the result of advertising related to a test market program for our Soil2O® Home Lawn Kit.

Research and Development Expenses

The research and development expenses for the three months ended September 30, 2015 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The decrease in loss from operations resulted from the lower operating expenses and the higher gross profit.

Other Income (Expense)

Other expense during the three months ended September 30, 2015 consisted of interest expense of $113,694 which was partially offset by other income of $56,956. Other income for the three months ended September 30, 2014 consisted of other income of $448,044 which was partially offset by interest expense of $112,794.  In both periods, other income resulted from reductions to the accrual for litigation as a result of rulings by the Court in GelTech’s favor.

Net Loss

The lower net loss for the three months ended September 30, 2015 resulted the higher gross profit, and lower operating expenses which were partially offset by other expense as described above. Net loss per common share was $0.02 for the three months ended September 30, 2015 and 2014. The weighted average number of shares outstanding for the three months ended September 30, 2015 and 2014 were 47,966,677 and 41,445,216, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Quarter Ended September 30,
	2015	2014

Net cash used in operating activities	$(1,533,174)	$(1,076,754)
Net cash used in investing activities	(6,263)	(4,976)
Net cash provided by financing activities	1,480,651	1,112,053
Net (decrease) increase in cash and cash equivalents	$(58,786)	$30,323

Net Cash Used in Operating Activities

Net cash used during the three months ended September 30, 2015 resulted primarily from the net loss of $889,608, an increase in accounts receivable and inventories of $246,129 and $183,089, respectively, and the reduction in accounts payable, settlement accrual and litigation accrual of $139,368, $315,000 and $56,056, respectively, which were partially offset by stock-based compensation of $186,343 and an increase in accrued liabilities of $59,361.

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

Net Cash Used in Investing Activities

Net cash used in investing activities did not materially change between the three months ended September 30, 2015 and 2014.

Net Cash Provided By Financing Activities

During the three months ended September 30, 2015, the Company received $10,000 in exchange for 12,659 shares of common stock in connection with a private placement with an accredited investor and received $1,490,000 from advances under the convertible line of credit facility with our president and principal shareholder.  In addition, the Company issued two warrants to purchase 1,129,611 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $19,349, as well as providing working capital.

During the three months ended September 30, 2014, the Company received $25,000 in exchange for 42,017 shares of common stock in connection with a private placement with an accredited investor and received $1,100,000 in exchange for 2,163,311 shares of common stock and two year warrants to purchase 1,081,656 shares of common stock at an exercise price of $2.00 per share in connection with private placements with two accredited investors, including the issuance of 1,953,227 shares of common stock and warrants to purchase 976,614 shares of common stock to our president and principal shareholder in exchange for $975,000. The amounts received were used to make payments on insurance premium finance contracts of $12,947 as well as providing working capital.

Historical Financings

Since July 1, 2015, GelTech has received $1,690,000 in advances, at conversion rates from $0.47 to $0.78 per share against its convertible secured line of credit agreement with its President and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 1,318,291 shares of common stock at $2.00 per share.  In addition, the Company has received $110,000 in exchange for 290,437 shares of common stock in connection with private placements with two accredited investors.

Since October 1, 2015, the Company has issued 203,054 shares of common stock in exchange for $77,995 in connection with the Lincoln Park purchase agreement.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Liquidity and Capital Resource Considerations

As of November 4, 2015, we had approximately $363,000 in available cash.

In August 2015, GelTech signed a $10 million Purchase Agreement with Lincoln Park. The Company also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC. The Company filed the registration statement with the SEC on October 5, 2015 and it was declared effective by the SEC on October 16, 2015. Failure of our stock price to increase will impact our ability to meet our working capital needs through Lincoln Park.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Reger’s investments and Lincoln Park. If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue, we may have to scale back our operations or cease doing business. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles in the future, depending on demand.

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

There were no material changes to our principal accounting estimates during the period covered by this report.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, the failure to keep the Lincoln Park registration statement effective or Lincoln Park suffering unanticipated liquidity issues.

Further information on our risk factors is contained in our filings with the SEC, including our Form S-1 filed on October 5, 2015. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On October 14, 2015, the Court ruled on GelTech’s Motion to Determine the Amount of Attorney’s Fees and Costs awarding GelTech attorney’s fees and costs related to the Hopkins case.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	July 2015	12,659 shares of common stock	Purchase of shares at $0.79 per share by one investor.
Consultant (1)	July 2015	2,014 shares of common stock	Consulting services
Former Executive Chairman (1)	August 2015	200,000 shares of common stock	Settlement of claims

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

GELTECH SOLUTIONS, INC.

November 5, 2015	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

November 5, 2015	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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