Form 10-Q
period 2015-12-31
GelTech Solutions, Inc.
filed 2016-02-16
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at February 15, 2016
Common Stock, $0.001 par value per share	49,511,505 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2015	2015
	(Unaudited)
ASSETS

Cash	$135,266	$127,123
Accounts receivable trade, net	156,733	236,640
Inventories	1,428,157	1,107,177
Prepaid expenses and other current assets	89,808	48,248
Total current assets	1,809,964	1,519,188

Furniture, fixtures and equipment, net	134,259	158,502
Deposits	16,086	16,086

Total assets	$1,960,309	$1,693,776

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$271,566	$349,812
Accrued expenses	344,094	210,449
Litigation accrual	—	56,956
Settlement accrual	80,000	451,000
Insurance premium finance contracts	54,611	8,117
Total current liabilities	750,271	1,076,334
Convertible notes - related party, net of discounts	2,946,118	2,940,944
Convertible line of credit – related party, net of discounts	2,746,336	1,227,026
Total liabilities	6,442,725	5,244,304

Commitments and contingencies (Note 5)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 48,972,496 and 47,613,501 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively.	48,972	47,614
Additional paid in capital	38,754,495	37,049,161
Accumulated deficit	(43,285,883)	(40,647,303)
Total stockholders' deficit	(4,482,416)	(3,550,528)

Total liabilities and stockholders' deficit	$1,960,309	$1,693,776

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

Sales	$240,151	$155,895	$776,607	$266,762
Cost of goods sold	83,563	52,070	261,663	92,416
Gross profit	156,588	103,825	514,944	174,346

Operating expenses:
Selling, general and administrative expenses	1,568,502	1,132,519	2,721,934	2,428,697
Research and development	115,966	36,119	153,760	95,805

Total operating expenses	1,684,468	1,168,638	2,875,694	2,524,502

Loss from operations	(1,527,880)	(1,064,813)	(2,360,750)	(2,350,156)

Other income (expense)
Other income	—	378	56,956	448,422
Interest income	8	16	8	16
Loss on settlement	(80,000)	—	(80,000)	—
Interest expense	(141,100)	(113,813)	(254,794)	(226,607)
Total other income (expense)	(221,092)	(113,419)	(277,830)	221,831

Net loss	$(1,748,972)	$(1,178,232)	$(2,638,580)	$(2,128,325)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted	48,769,496	44,885,854	48,368,086	44,165,535

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,638,580)	$(2,128,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,214	26,546
Amortization of debt discounts	42,944	111,869
Bad debt expense	21,876	4,197
Employee stock option compensation expense	768,159	436,768
Changes in assets and liabilities:
Accounts receivable	58,031	(33,162)
Inventories	(320,980)	(125,321)
Prepaid expenses and other current assets	42,439	73,667
Other assets	—	14,000
Accounts payable	(78,246)	(78,355)
Accrued expenses	218,598	117,496
Settlement accrual	(235,000)	—
Litigation accrual	(56,956)	(448,044)
Net cash used in operating activities	(2,146,501)	(2,028,664)

Cash flows from Investing Activities
Purchases of equipment	(6,971)	(9,850)
Net cash used in investing activities	(6,971)	(9,850)

Cash flows from Financing Activities
Proceeds from sale of stock through private placements	110,000	46,505
Proceeds from sale of stock under stock purchase agreement	199,120	—
Proceeds from sale of stock and warrants	—	2,155,000
Proceeds from convertible notes with related parties	1,890,000	—
Payments on insurance finance contract	(37,505)	(33,642)
Net cash provided by financing activities	2,161,615	2,167,863

Net increase in cash and cash equivalents	8,143	129,349
Cash and cash equivalents - beginning	127,123	66,266
Cash and cash equivalents - ending	$135,266	$195,615

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended December 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,706	$1,408
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$83,999	$82,925
Beneficial conversion feature of convertible notes	$204,230	$—
Loan discount from warrants	$204,230	$—
Stock issued for interest	$75,000	$75,000
Stock issued for settlement	$136,000	$—
Stock issued for services	$9,953	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used to apply these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion and (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires. During the fourth quarter of fiscal 2014, the Company developed and began marketing two new products: (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed on September 21, 2015.

Inventories

Inventories as of December 31, 2015 consisted of raw materials and finished goods in the amounts of $489,024 and $939,133, respectively.  There were no inventory obsolescence writes-offs during the six months ended December 31, 2015.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three and six months ended December 31, 2015 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At December 31, 2015, there were options to purchase 11,187,840 shares of the Company’s common stock, warrants to purchase 10,268,804 shares of the Company’s common stock and 15,836,318 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock option grants for the period from July 1, 2015 to December 31, 2015 were estimated using the following assumptions:

Risk free interest rate	0.88% - 1.74%
Expected term (in years)	2.5 - 5.5
Dividend yield	––
Volatility of common stock	95.65% - 99.31%
Estimated annual forfeitures	––

New Accounting Pronouncements

No Accounting Standards Updates (ASUs) which were not effective until after December 31, 2015 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of December 31, 2015, the Company had an accumulated deficit and stockholders’ deficit of $43,285,883 and $4,482,416, respectively, and incurred losses from operations of $2,360,750 for the six months ended December 31, 2015 and used cash in operations of $2,146,501 during the six months ended December 31, 2015.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six months ended December 31, 2015, the Company received $1,890,000 in advances from its convertible line of credit with its president and principal shareholder. The Company also received $199,120 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

Management believes that the Lincoln Park Equity Line, additional fundings from its president and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has three debt facilities outstanding, all of them held by its President and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the six months ended December 31, 2015, the Company recognized interest expense of $75,521. As of December 31, 2015, the principal balance of the note is $1,997,483 and accrued interest amounted to $137,087.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the six months ended December 31, 2015 the Company recorded interest expense of $5,174 related to the amortization of the discounts related to the warrants of the note originated in July 2013. As of December 31, 2015, the balance of the unamortized discount related to the warrants was $51,365. In July 2015, the Company issued 101,352 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on this convertible note (see Note 4). As of December 31, 2015, the principal balance on this note is $1,000,000 and accrued interest amounted to $37,808.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

For the six months ended December 31, 2015, the Company received nine advances totaling $1,890,000 with conversion rates between $0.47and $0.78 per share, and issued two year warrants to purchase 1,531,057 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $204,230 and $204,230, respectively. During the six months ended December 31, 2015, the Company has recognized interest expense of $42,944 related to the amortization of these loan discounts. As of December 31, 2015, the principal balance of the advances was $3,265,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $259,332 and $259,332, respectively.

The calculated loan discounts were based on the relative fair value of the warrants which were calculated by the Company using the Black Scholes option pricing model, using volatilities of between 95.8% and 99.31%, based on the Company’s historical stock price, discount rates from 0.67% to 1.00%, and expected terms of 2 years, the term of the warrants.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

In consideration for entering into the $10 million Purchase Agreement, in August 2015 the Company issued 291,097 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at $189,213, based upon the closing price of the common stock on the day preceding the execution of the agreement and were recorded as a reduction of the offering proceeds.  During the six months ended December 31, 2015, the Company issued 457,797 shares of common stock, including 7,797 commitment shares, to Lincoln Park in exchange for $199,120.

In August 2015, the Company issued 200,000 shares of common stock in connection with a settlement with a former executive chairman and director of the Company. The shares were valued at $0.68 per share, the closing price of the Company’s common stock on the date of the settlement. The value of the shares issued was recorded as a reduction of the settlement accrual.

During the three months ended December 31, 2015, the Company issued 277,778 shares of common stock in exchange for $100,000 in connection with a private placement with an accredited investor.

In October 2015, the Company issued 4,063 shares of common stock valued at $2,745 based upon the average closing price of the Company’s common stock during the period of service, to a consultant in exchange for services in the amount of $2,745.

During the six months ended December 31, 2015, the Company issued 12,235 shares of common stock valued at between $0.35 and $0.60 per share in exchange for investor relations services valued at $6,000.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period July 1, 2015 to December 31, 2015, was $595,100 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2015 the total compensation cost for stock options not yet recognized was approximately $323,977.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the six months ended December 31, 2015 was $173,059.

Options to Purchase Common Stock

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

In December 2015, the Company extended the expiration date on two grants of options for an additional five years,  Each of the grants allowed the purchase of 750,000 shares of common stock, were issued to our CEO and our former CEO’s wife, and are exercisable at $1.22 per share.  The options were valued using the Black-Scholes model using a volatility of 98.68%, derived using the historical market price for the Company’s common stock, an expected term of 2.5 years (using the simplified method) and a discount rate of 1.10%. The value of these options, $271,118, was recognized as expense during the six months ended December 31, 2015.

In December 2015, the Company issued five year options to purchase 300,000 shares of common stock at an exercise price of $0.34 per share to employees.  The options vest 25% immediately with 25% vesting annually over three years from the date of the grant, subject to continued employment. The options were valued using the Black-Scholes model using a volatility of 99.26%, derived using the historical market price for the Company’s common stock, an expected term of 4.0 years (using the simplified method) and a discount rate of 1.53%. The value of these options, $70,258, will be recognized as expense over the three year vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

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

Non-Employee, Non-Director Options

During the six months ended December 31, 2015, there were no options granted to non-employees or non-directors.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the six months ended December 31, 2015, there were no warrants granted for settlements.

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

During the six months ended December 31, 2015, the Company issued two year warrants to purchase 1,531,057 shares of common stock at an exercise price of $2.00 per shares in connection with advances of $1,890,000 from its president and principal shareholder related to the convertible line of credit agreement.

During the six months ended December 31, 2015, the Company issued five year fully vested warrants to purchase 310,000 shares of common stock at exercise prices between $0.34 and $0.58 per share to four consultants.  The warrants were valued using the Black-Scholes model using a volatility from 99.26% to 99.31%, derived using the historical market price for the Company’s common stock, an expected term of 5 years (the term of the warrants) and a discount rate of 1.74%. The value of these options, $113,617 was recognized as non-cash compensation expense during the six months ended December 31, 2015.

NOTE 5 – Commitments and Contingencies

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff sought to recover certain of his personal property, which was used or stored in the Company’s offices and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices.  On October 14, 2015, the Court issued an order on Defendant GelTech’s Motion for Attorney’s Fees and Costs granting GelTech attorney fees and costs in excess of the amount of its litigation accrual for the case.  As such, the Company reversed the litigation accrual resulting in other income of $56,956 which was included in the Company’s unaudited condensed statement of operations for the six months ended December 31, 2015.  In November 2015, the Court issued a Final Judgement against the former employee in the amount of $510,499.

NOTE 6 – Related Party Transactions

During the six months ended December 31, 2015, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Note 3.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015. As of December 31, 2015, there were no cash equivalent balances held in depository accounts that are not insured.

At December 31, 2015, four customers accounted for 29.5%, 29.3%, 13.1% and 12.2% of accounts receivable.

For the six months ended December 31, 2015, four customers accounted for 24.5%, 19.6%, 13.9% and 13.5% of sales.

During the six months ended December 31, 2015, sales primarily resulted from four sources, sales of FireIce®, Soil2O® and FireIce Shield® which made up 80.2%, 6.7% and 2.9%, respectively, plus paid for research of 10.1% of total revenues. Of the FireIce® sales, 73.1% related to the sale of FireIce® products and 26.9% related to sales of the FireIce Eductors, EMFIDS  and extinguishers. Of the Soil2O® sales, 36.0% related to traditional sales of Soil2O® and 64.0% related to sales of Soil2O® Dust Control, including 14.9% of our new Soil2O Soil Cap product.

Three vendors accounted for 20.1%, 16.1% and 14.4% of the Company’s approximately $570,000 in purchases of raw material and packaging during the six months ended December 31, 2015.

NOTE 8 – Subsequent Events

Since January 1, 2016, the Company has issued two year warrants to purchase 620,920 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $530,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rates of these advances were between $0.37 and $0.55 per share.

On January 22, 2016, the Company granted 5 year warrants to purchase 150,000 shares of the Company’s common stock in exchange for legal services. The warrants vest immediately and are exercisable at $0.39 per share. The Company valued the warrants at $44,447 using the Black-Scholes option pricing model using a volatility of 103.14%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.49%. The fair value will be recognized in expense during the three months ending March 31, 2016.

In January 2016, the Company issued 5,556 shares of common stock in exchange for investor relations services valued at $2,000.

In January 2016, the Company issued 3,581 shares of common stock to a consultant for services valued at $1,656.

In January 2016, the Company entered into a settlement with a former shareholder of the Company’s predecessor company under which the Company paid $80,000 in exchange for a general release.

In January 2016, the Company granted a one year extension for warrants to purchase 3,968,258 shares of common stock which were set to expire at various dates in 2016.  Of the warrants extended, 2,443,565 were held by our president and principal shareholder and a director.  In connection with the extension, the Company will record other expense of approximately $207,000 for the three months ended March 31, 2016 representing the difference between the fair value of the old warrants and the extended warrants.

At the Company’s annual shareholders meeting on January 22, 2016, shareholders approved increasing the number of authorized shares of common stock from 100 million to 150 million. On January 26, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effectuate the increase of its authorized shares of common stock from 100 million to 150 million.

On January 25, 2016, the Company’s Board of Directors approved changing its fiscal year end from June 30th to December 31st. The Company will be filing a Transition Report on Form 10-K which will include the audited financial statements for the six month transition period.

In February 2016, the Company issued 428,032 shares of common stock to its president and principal shareholder in payment of accrued interest of $149, 811.

In February 2016, the Company issued 101,840 shares of common stock in exchange for $47,000 in connection with the Purchase Agreement with Lincoln Park.

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

Overview

GelTech generates revenue primarily from marketing the following three products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; and the equipment used to apply FireIce®, such as the Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control” and Soil2O® Soil Cap, our product offerings used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O® Topical and Soil2O® Granular, products which reduce the amount of water necessary to sustain plant growth and which are primarily marketed to golf courses, commercial landscapers and the agriculture market. Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (3) FireIce® Shield, a product used to protect industrial assets.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2014.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Six Months Ended December 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Sales	$776,607	$266,762	$509,845	191.1%
Cost of Goods Sold	261,663	92,416	169,247	183.1%
Gross Profit	514,944	174,346	340,598	195.4%
Operating Expenses:
Selling General and Administrative	2,721,934	2,428,697	293,237	12.1%
Research and Development	153,760	95,805	57,955	60.5%
Loss from Operations	(2,360,750)	(2,350,156)	(10,594282)	(0.5)%
Other Income (Expense)	277,830)	221,831	(499,661)	(189.2)%
Net Loss	$(2,638,580)	$(2,128,325)	$(510,255)	(24.0)%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Sales

Sales of product during the six months ended December 31, 2015 consisted of $622,922 for FireIce® and related products, $52,406 for Soil2O® and $22,398 for FireIce Shield® asset protection related products.  In addition, the Company recognized $78,550 in revenue for two paid for research and development projects. FireIce® sales consisted of $455.394 related to product sales primarily to wildland firefighting agencies and agricultural stock pile protection and $152,027 related to sales of FireIce fire extinguishers and eductors. The Soil2O® sales consisted of sales of Soil2O® topical of $23,123 primarily from sales of our Soil2O® Home Lawn Kit as part of a test market in southern California and sales of Soil2O® dust control of $29,283.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with the peak season lasting from March through October.  We expect additional wildland firefighting agencies to join our growing roster of FireIce users. In addition, our Soil2O® dust control products are gaining acceptance from rural communities and industrial agricultural organizations needing to control dust on unpaved roadways. Further, we anticipate that sales of our FireIce® Shield CTP spray unit and product will provide additional recurring revenue.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 33.7% for the six months ended December 31, 2015 as compared to 34.6% for the six months ended December 31, 2014.  The difference in the cost of sales percentage is the result of the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2015.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses for the six months ended December 31, 2015 resulted primarily from an increase in non-cash compensation of $331,391 which resulted from the granting of warrants to consultants and options to employees and directors.  In addition, options to two employees were extended resulting in additional non-cash compensation expense of $271,118.

Research and Development Expenses

The research and development expenses for the six months ended December 31, 2015 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The increase in the loss from operations resulted from the higher operating expenses which were only partially offset by the higher gross profit.

Other Income (Expense)

Other expense during the six months ended December 31, 2015 consisted of interest expense of $254,794 and loss on settlement of $80,000 which were partially offset by other income of $56,956. Other income for the six months ended December 31, 2014 consisted of other income of $448,044 which was partially offset by interest expense of $226,607.  In both periods, other income resulted from reductions to the accrual for litigation as a result of rulings by the Court in GelTech’s favor.

Net Loss

The higher net loss for the six months ended December 31, 2015 resulted from the higher operating costs and other expense which was partially offset by the higher gross profit. Net loss per common share was $0.05 for the six months ended December 31, 2015 and 2014. The weighted average number of shares outstanding for the six months ended December 31, 2015 and 2014 were 48,368,086 and 44,165,535, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014.

	Three Months Ended December 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Sales	$240,151	$155,895	$84,256	54.1%
Cost of Goods Sold	83,563	52,070	31,493	60.5%
Gross Profit	156,588	103,825	52,763	50.8%
Operating Expenses:
Selling General and Administrative	1,568,502	1,132,519	435,983	38.56%
Research and Development	115,966	36,119	79,847	221.1%
Loss from Operations	(1,527,880)	(1,064,813)	(463,067)	(43.5)%
Other Income (Expense)	(221,100)	(113,813)	(107,827)	(94.7)%
Net Loss	$(1,748,972)	$(1,178,232)	$(570,740)	(48.8)%

Sales

Sales of product during the three months ended December 31, 2015 consisted of $150,459 for FireIce® and related products, $25,154 for Soil2O® and $17,858 for FireIce Shield® asset protection related products.  In addition, the Company recognized $46,500 in revenue for paid for research and development. FireIce® sales consisted of $61,841 related to product sales primarily for the protection of agricultural stock piles, $73,118 related to sales of FireIce fire extinguishers and eductors. The Soil2O® sales consisted of sales of Soil2O® topical of $1,812 primarily from sales of our Soil2O® Home Lawn Kit and sales of Soil2O® dust control of $23,342.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with the peak season lasting from March through October.  We expect additional wildland firefighting agencies to join our growing roster of FireIce users. In addition, our Soil2O® dust control products are gaining acceptance from rural communities and industrial agricultural organizations needing to control dust on unpaved roadways. Further, we anticipate that sales of our FireIce® Shield CTP spray unit and product will provide additional recurring revenue.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 34.8% for the three months ended December 31 2015 as compared to 33.4% for the three months ended December 31, 2014.  The difference in the cost of sales percentage is the result of the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended December 31, 2015.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses for the three months ended December 31, 2015 resulted primarily from (1) an increase in non-cash compensation of $359,880 which resulted from the granting of warrants to consultants and options to employees and directors.  In addition, options to two employees were extended resulting in an additional expense of $271,118; (2) an increase in professional fees of $46,715 as a result of legal fees related to a negotiated settlement; and (3) an increase in investor relations expense of $29,575 due the hiring of a new IR firm and due to costs associated with the annual shareholders meeting.

Research and Development Expenses

The research and development expenses for the three months ended December 31, 2015 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The increase in the loss from operations resulted from the higher operating expenses which were only partially offset by the higher gross profit.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Other Income (Expense)

Other expense during the three months ended December 31, 2015 and 2014 primarily consisted of interest expense of $141,100 and $113,419, respectively, plus in 2015 included a loss on settlement of $80,000.

Net Loss

The higher net loss for the three months ended December 31, 2015 resulted the higher operating costs and other expense which was partially offset by the higher gross profit. Net loss per common share was $0.04 for the three months ended December 31, 2015 and $0.03 for the three months ended December 31, 2014. The weighted average number of shares outstanding for the three months ended December 31, 2015 and 2014 were 48,769,496 and 44,885,854, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net cash used in operating activities	$(613,327)	$(951,910)	$(2,146,501)	$(2,028,664)
Net cash used in investing activities	(708)	(4,874)	(6,971)	(9,850)
Net cash provided by financing activities	674,228	1,055,810	2,161,615	2,167,863
Net increase in cash and cash equivalents	$66,929	$99,026	$8,143	$129,349

Net Cash Used in Operating Activities

Net cash used during the six months ended December 31, 2015 resulted primarily from the net loss of $2,638,580, an increase in inventories of $320,980, a decrease in accounts payable of $78,246, the reduction of the accrual for litigation of $56,956 and the reduction in the settlement accrual of $235,000, which were partially offset by non-cash stock based compensation of $768,159 non-cash amortization of debt discounts of $42,944, depreciation of $31,214, a decrease in accounts receivable of $58,031, a decrease in prepaid expenses of $42,439 and an increase in accrued expenses of $218,598.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015 amounted to $6,971 and related to the purchase of computers and wildland field equipment.  Net cash used in investing activities for the six months ended December 31, 2014 related to the purchase of office equipment and computer peripherals.

Net Cash Provided By Financing Activities

During the six months ended December 31, 2015, the Company received $110,000 in exchange for 290,437 shares of common stock in connection with a private placement with two accredited investors, received $199,120 in exchange for 457,797 shares of common stock in connection with asset purchase agreement with Lincoln Park Capital and received $1,890,000 in exchange for convertible notes with conversion rates from $0.47 to $0.78 per share and two year warrants to purchase 1,531,057 shares of common stock at an exercise price of $2.00 per share from its president and principal shareholder The amounts received were used to make payments on insurance premium finance contracts of $37,505 as well as provide us with working capital.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Historical Financings

Since July 1, 2015, GelTech has received $2,420,000 in advances, at conversion rates from $0.37 to $0.78 per share against its convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 2,151,977 shares of common stock at $2.00 per share.  In addition, the Company has received $110,000 in exchange for 290,437 shares of common stock in connection with private placements with two accredited investors.

Since October 1, 2015, the Company has issued 559,637 shares of common stock in exchange for $246,120 in connection with the Lincoln Park purchase agreement.

Liquidity and Capital Resource Considerations

As of February 11, 2016, we had approximately $299,000 in available cash.

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

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Reger’s investments and Lincoln Park. If Mr. Reger were to cease providing us with working capital, we are unable to sell to Lincoln Park as a result of our stock price falling below the minimum price threshold or we are unable to generate material revenue, we may have to scale back our operations or cease doing business. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional field support equipment and vehicles and in the future, depending on demand.

Ultimately, if GelTech is unable to generate substantial cash flows from sales of its products or complete financings, it may not be able to remain operational.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Principal Accounting Estimates

There have been no changes to our critical accounting estimates and policies since the filing of the Company’s Form 10-K for the fiscal year ended June 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements and expected increase in sales of our products and revenue. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, global and domestic economic conditions, budgetary pressures facing state and local governments and utility agencies that we are seeking to sell our products to, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of our products and Lincoln Park experiencing unanticipated liquidity issues.

Further information on our risk factors is contained in our filings with the SEC, including our Prospectus dated October 16, 2015 and our Form 10-K for the year ended June 30, 2015. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On October 14, 2015, the Court ruled on GelTech’s Motion to Determine the Amount of Attorney’s Fees and Costs awarding GelTech attorney fees and costs related to the Hopkins case.  In November 2015, the Court issued a Final Judgement against the plaintiff in the amount of $510,499.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	October 26, 2015 through November 17, 2015	457,797 shares of common stock	Purchase of shares in connection with stock purchase agreement with Lincoln Park
IR Firm (1)	October 1, 2015 through December 1, 2015	14,235 shares of common stock	Investor Relations Services

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

GELTECH SOLUTIONS, INC.

February 16, 2016	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

February 16, 2016	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital, 100 Million Shares	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital, 150 Million Shares				Filed
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Form of Subscription Agreement	10-Q	11/14/13	3.2
10.2	Form of Warrant	10-Q	11/14/13	3.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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