Form 10-KT
period 2015-12-31
GelTech Solutions, Inc.
filed 2016-03-31
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: July 1, 2015 to December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17.4 million based on the June 30, 2015 closing price of $0.80 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 49,926,878 shares outstanding as of March 28, 2016.

SIGNATURES	41

Explanatory Note: This Transition Report is being filed in connection with GelTech Solutions, Inc. changing its fiscal year end from June 30th to December 31st. When referring herein to “fiscal 2015” or “fiscal 2014”, the Company is referring to the 12 months ended June 30, 2015 and June 30, 2014, respectively. When referring herein to the “Transition Period”, the Company is referring to the six months ended December 31, 2015.

PART I

ITEM 1. BUSINESS

GelTech is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

●

FireIce® products – a line of fire suppression and fire retardant products and the equipment used for their varied applications, including the Emergency Manhole FireIce Delivery System, or EMFIDS, and FireIce Shield®, a line of asset protection products,

●

Soil2O®Dust Control products – including Soil2O® “Dust Control” which is effective at controlling airborne particulate matter while substantially reducing water usage on traffic areas, and Soil2O® Soil Cap, a product which is effective at controlling dust and erosion of non-traffic and storage areas, and

●

Soil2O® – a line of agricultural moisture retention products, including Soil2O® Topical and Soil2O® Granular.

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

In addition, during the fiscal year ended June 30, 2015 and continuing through the date of this report, FireIce® has been used by state agencies to suppress wildfires in ten states, an increase from five states in the fiscal year ended June 30, 2014 in the United States and was used by provincial agencies in two provinces in Canada. Product demonstrations, evaluations and pilot programs are scheduled with state agencies in additional states, Canadian provinces and with a federal agency in the fall of 2015. During the 2015 Transition Period, sales to wildland agencies accounted for approximately 46.9% of our revenues.

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

In September 2015, the Company signed an exclusive distribution agreement with a company to sell FireIce® and its related equipment to municipal fire departments in the United States. This distributor has already made inroads in the northeast United States with numerous municipal departments in Massachusetts, New Hampshire and Maine.  During the Transition Period, sales of FireIce® to municipal departments represented 12.3% of our revenues.

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

In September 2013, we delivered an initial order of EMFIDS units to Con Ed resulting in revenue of $425,000. Since that order, we have not sold any additional EMFIDS units. Development of EMFIDS II, a more effective and easier-to-deploy version, has recently been completed. We have begun marketing these EMFIDS II units to other utility companies and have received interest from several companies in the United States. Revenues from the utilities industry amounted to 14.4% of sales during the six month Transition Period.

Other Industries

Due to its environmentally friendly and nontoxic characteristics, FireIce® is uniquely suited to suppress and retard fires related to biomass and agricultural stockpiles that routinely spontaneously combust and easily spread.  FireIce® can be sprayed directly on these fires to extinguish them and can be used to protect adjacent stockpiles. As this is a new market for our products, we are encouraged by the initial response from customers.  Sales to these entities made up 6.8% of revenues during the six month Transition Period.

In fiscal 2015, the Company began selling an asset protection product under the name FireIce Shield®. The initial product offering under this line is being marketed to plumbers and welders who use the product to protect areas in close proximity to welding or soldering. In 2015, we began working with a company that owns cell phone towers to develop a portable system which is able to deploy FireIce® Shield on cell phone towers to protect cabling inside and at the base of towers when workmen are welding in connection with structural maintenance or in conjunction with affixing additional equipment to the towers. We have completed a prototype of the equipment and have produced six production units for testing in March 2016.

In addition, we began selling FireIce Shield® in two liter pressurized canisters for use by police departments and other first responders to protect property and people from fire until fire department personnel can arrive on scene.   These units which have primarily been sold through our distributor, FireIce Solutions, have been favorably received representing 2.7% of revenues during the six month Transition Period.

In response to the large number of homes lost due to wildfires, the Company developed the Home Defense Unit which previously sold in three versions (i) an industrial version which included a pressure cleaner, a patented wand assembly and FireIce® powder; (ii) a smaller version for homeowners which consisted of a smaller pressure cleaner, a patented wand assembly and FireIce® powder; and (iii) the patented wand assembly and FireIce® powder for those homeowners who have pressure cleaners. In fiscal 2014, we discontinued sales of pressure cleaners and have limited sales to our patented wand assembly and FireIce® powder which we refer to as the “HDU Wand Kit”. During the six month Transition Period, sales of HDU Wand Kits were immaterial.

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

In November 2011, we entered into an exclusive distribution agreement for Australia. Our distributor, which has operations in 38 countries and generates annual revenues of €2 billion, is required to make minimum annual purchases in order to retain its exclusive status. To date, our Australian distributor has not met their minimum purchase commitments. In March 2012, GelTech entered into a five year exclusive distribution agreement for Turkey. In order to maintain exclusivity, the distributor has agreed to minimum annual purchases totaling $925,000 over the next five years. Our Turkish distributor was required to make minimum purchases of $175,000 through 2013. To date, the Turkish distributor has made product purchases totaling $88,000 and therefore this agreement is no longer exclusive.

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

●

FireIce® is superior to foam. Foam consists of air bubbles in water and a small amount of surfactant. When the bubbles burst, the foam collapses. When mixed with FireIce®, water is held by a three-dimensional network of cross-linked polymers. When FireIce® is applied to the fire, the water evaporates and the liquid collapses, sapping the fire of not only heat but oxygen as well. It takes longer for water to evaporate from our polymer than for air bubbles to burst.

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

Sales of dust control products accounted for 4.0% of revenues during the six month Transition Period.

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

During the six month Transition Period, Soil2O® accounted for 2.7% of our revenue.

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

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

●

GelTech Solutions®

●

FireIce®

●

SkinArmor™

●

Soil2O®

●

FireIce Shield®

Employees

As of March 28, 2016, we had 17 employees all of which are full-time employees. We hire independent contractors on an “as needed” basis only.  None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory.

Research and Development

During the six month Transition Period, GelTech spent $153,760 on research and development expenses.  During the last two fiscal years ended June 30, 2015 and 2104, GelTech spent $134,544 and $274,005, respectively, on research and development expenses.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $8,966. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.

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

In January 2013, the Court ruled in favor of GelTech’s post-trial motions dismissing the $200,000 civil theft claim against Mr. Cordani and reducing the verdict against GelTech to $500,000. In February 2013, GelTech was granted a new trial on damages relating to the verdict. The new trial on damages was held in September 2014. On October 28, 2014, the Court issued a Final Judgment in this case awarding Mr. Hopkins $51,956 for the breach of consulting agreement. As such the total liability related to this matter is $56,956. On January 23, 2015, the Court approved GelTech’s motion seeking reimbursement of attorneys’ fees and costs from Mr. Hopkins. An evidentiary hearing took place in June 2015 to determine the amount of fees and costs to which GelTech is entitled. On October 14, 2015, the Court ruled on GelTech’s Motion to Determine the Amount of Attorney’s Fees and Costs awarding GelTech attorney fees and costs related to the Hopkins case. In November 2015, the Court issued a Final Judgement against the former employee in the amount of $510,499.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “GLTC”. Our common stock last traded at $0.44 on March 28, 2016. As of that date there were approximately 258 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Markets. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

October 1, 2015 to December 31, 2015	$0.62	$0.30
July 1, 2015 to September 30, 2015	$0.90	$0.31
April 1, 2015 to June 30, 2015	$0.95	$0.20
January 1, 2015 to March 31, 2015	$0.40	$0.21
October 1, 2014 to December 31, 2014	$0.30	$0.20
July 1, 2014 to September 30, 2014	$0.73	$0.30
April 1, 2014 to June 30, 2014	$0.93	$0.60
January 1, 2014 to March 31, 2014	$1.00	$0.64
October 1, 2013 to December 31, 2013	$1.23	$0.58
July 1, 2013 to September 30, 2013	$1.70	$0.77

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

Overview

GelTech generates revenue primarily from marketing the following four products: (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including underground utility fires, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; and the equipment used to apply FireIce®, such as the Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control” and Soil2O® Soil Cap, our product offerings used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O® Topical and Soil2O® Granular, products which reduce the amount of water necessary to sustain plant growth and which are primarily marketed to golf courses, commercial landscapers and the agriculture market. Other products currently being marketed include (1) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; and (2) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills.

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

Results of Operations

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2014.

The following tables set forth, for the periods indicated, results of operations information from our consolidated financial statements:

	Six Months Ended December 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
		(Unaudited)
Revenues	$776,607	$266,762	$509,845	191.1%
Cost of Goods Sold	261,663	92,416	169,247	183.1%
Gross Profit	514,944	174,346	340,598	195.4%
Operating Expenses:
Selling General and Administrative	2,721,934	2,428,697	293,237	12.1%
Research and Development	153,760	95,805	57,955	60.5%
Loss from Operations	(2,360,750)	(2,350,156)	(10,594282)	(0.5)%
Other Income (Expense)	277,830)	221,831	(499,661)	(189.2)%
Net Loss	$(2,638,580)	$(2,128,325)	$(510,255)	(24.0)%

Revenues

Revenues during the six months ended December 31, 2015, which we refer to as the “Transition Period” consisted of $622,922 for sales of FireIce® and related products, $52,406 for Soil2O® and $22,398 for FireIce Shield® asset protection related products.  In addition, the Company recognized $78,550 in revenue for two paid for research and development projects. FireIce® sales consisted of $455,394 related to product sales primarily to wildland firefighting agencies and agricultural stock pile protection and $152,027 related to sales of FireIce fire extinguishers and eductors. The Soil2O® sales consisted of sales of Soil2O® topical of $23,123 primarily from sales of our Soil2O® Home Lawn Kit as part of a test market in southern California and sales of Soil2O® dust control of $29,283.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with the peak season lasting from March through October.  We expect additional wildland firefighting agencies to join our growing roster of FireIce users. In addition, our Soil2O® dust control products are gaining acceptance from rural communities and industrial agricultural organizations needing to control dust on unpaved roadways. Further, we anticipate that sales of our FireIce® Shield CTP spray unit and product will provide additional recurring revenue.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 33.7% for the six month Transition Period as compared to 34.6% for the six month Transition Period.  The difference in the cost of sales percentage is the result of the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage during the Transition Period.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses during the six month Transition Period resulted primarily from an increase in non-cash compensation of $331,391 which resulted from the granting of warrants to consultants and options to employees and directors.  In addition, options to two employees were extended resulting in additional non-cash compensation expense of $271,118.

Research and Development Expenses

The research and development expenses during the six month Transition Period related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The increase in the loss from operations resulted from the higher operating expenses which were only partially offset by the higher gross profit.

Other Income (Expense)

Other expense during the six month Transition Period consisted of interest expense of $254,794 and loss on settlement of $80,000 which were partially offset by other income of $56,956. Other income for the six months ended December 31, 2014 consisted of other income of $448,044 which was partially offset by interest expense of $226,607.  In both periods, other income resulted from reductions to the accrual for litigation as a result of rulings by the Court in GelTech’s favor.

Net Loss

The higher net loss during the six month Transition Period resulted from the higher operating costs and other expense which was partially offset by the higher gross profit. Net loss per common share was $0.05 for the six months ended December 31, 2015 and 2014. The weighted average number of shares outstanding for the six months ended December 31, 2015 and 2014 were 48,368,086 and 44,165,535, respectively.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

FOR THE FISCAL YEAR ENDED JUNE 30, 2015 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2014.

Revenue

For the fiscal year ended June 30, 2015, which we refer to as “fiscal 2015”, we had revenue of $800,365 as compared to revenue of $814,587 for the fiscal year ended June 30, 2014, which we refer to as “fiscal 2014”. Revenue in fiscal 2015 consisted of sales of FireIce® and Soil2O® amounting to approximately $683,105 and $111,247, respectively. Revenue during fiscal 2014 consisted of sales of EMFIDS, FireIce® and Soil2O® amounting to $425,000, $222,870 and $156,717, respectively. In addition, the Company recognized revenue of $10,000 from paid for research and development in fiscal 2014.We anticipate that our revenues from both FireIce® and Soil2O® will increase in fiscal 2016 due to an increase in the number of state forestry agencies using FireIce®, an expected increase in the number of utility companies using FireIce® and its related equipment offerings such as the EMFIDS system in 2016 and expected increased sales of Soil2O® Dust Control and Soil2O® Topical and Granular as result of the severe drought conditions in the southwestern United States.

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

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Six Months Ended December 31,	Fiscal Year Ended June 30,
	2015	2015	2014

Net cash used in operating activities	$(2,146,501)	$(3,659,773)	$(5,132,019)
Net cash used in investing activities	(6,971)	(21,743)	(72,851)
Net cash provided by financing activities	2,161,615	3,742,373	5,180,861
Net increase (decrease) in cash and cash equivalents	$8,143	$60,857	$(24,009)

Net Cash Used in Operating Activities

During the Transition Period, we used net cash of $2,146,501 in operating activities as compared to $3,659,773 and $5,132,019, respectively, for fiscal 2015 and 2014. Net cash used during the Transition Period resulted primarily from the net loss of $2,638,580, an increase in inventories of $320,980, a decrease in accounts payable of $78,246, the reduction of the accrual for litigation of $56,956 and the reduction in the settlement accrual of $315,000, which were partially offset by non-cash stock based compensation of $768,159 non-cash amortization of debt discounts of $42,944, depreciation of $31,214, a decrease in accounts receivable of $58,031, a decrease in prepaid expenses of $42,439 and an increase in accrued expenses of $218,598.

In fiscal 2015, net cash used in operating activities resulted from the net loss, a loss on extinguishment of debt, a reduction of the litigation accrual due to a court ruling and loss on settlement which were partially offset by equity based compensation.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $145,716, while the net change in working capital was negligible.

In fiscal 2014, net cash used from operations was primarily the result of the difference between the prior year reversal of the accrual for losses from litigation due to reduction in the amount of the award and a payment by our insurance provider. Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $223,025, the expensing of the remaining balance of $102,056 of the accrual related to the Termination and Release Agreement with our former President, and the investment in inventory of $266,574.

Net Cash Used in Investing Activities

Cash flows used in investing activities during the Transition Period amounted to $6,971 and related to the purchase of computers and wildland field equipment.

Cash flows used in investing activities in fiscal 2015 amounted to $21,743 consisting of investments in computer and office equipment upgrades.

Cash flows used in investing activities for fiscal 2014 amounted to $72,851 which consisted of the purchase of a vehicle, mobile mixing equipment and general office equipment.

Net Cash Provided By Financing Activities

Cash flows from financing during the Transition Period were $2,161,615 as compared to $3,742,373 and $5,180,861, respectively, for fiscal 2015 and 2014.

During the Transition Period, the Company received $110,000 in exchange for 290,437 shares of common stock in connection with a private placement with two accredited investors, received $199,120 in exchange for 457,797 shares of common stock in connection with asset purchase agreement with Lincoln Park Capital and received $1,890,000 in exchange for convertible notes with conversion rates from $0.47 to $0.78 per share and two year warrants to purchase 1,531,057 shares of common stock at an exercise price of $2.00 per share from its president and principal shareholder The amounts received were used to make payments on insurance premium finance contracts of $37,505 as well as provide us with working capital.

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

Historical Financings

Since July 1, 2013, GelTech has raised $6,406,025 from the sale of common stock in connection with private placements with 26 accredited investors including Michael Reger, our President and principal shareholder. In consideration for their investments, GelTech issued 11,207,395 shares of common stock at prices ranging from $0.20 to $1.32 per share and 3,979,344 two year warrants with an exercise price of $2.00 per share

From February 2, 2015 until the filing date of this report, the GelTech has received $3,945,000 in advances, at conversion rates from $0.24 to $0.82 per share against its convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 4,420,010 shares of common stock at $2.00 per share.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC. The Company filed the registration statement and it was declared effective by the SEC on October 16, 2015. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 150,000 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than $0.25 per share. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below $1.00 per share.  Since October 2015, the Company has issued 966,619 shares of common stock (representing 950,000 shares under Regular Purchases and 16,619 commitment shares) in exchange for $424,365 in connection with the Lincoln Park Purchase Agreement.

Liquidity and Capital Resource Considerations

As of March 28, 2016, we had approximately $152,000 in available cash.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Reger’s investments and the Purchase Agreement with Lincoln Park. If Mr. Reger were to cease providing us with working capital or we are unable to generate material revenue, we will have to scale back our operations or cease doing business. Although we do not anticipate the need to purchase significant additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles in the future, depending on demand.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors below.

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

We incurred net losses of approximately $2.6 million during the Transition Period, $5.5 million in fiscal 2015 and $7.1 million in fiscal 2014. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Since January 2014, we have received $5,365,000 from our principal shareholder in consideration for common stock and warrants and advances against a secured convertible line of credit facility. These funds have enabled us to sustain our operations. Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce®, EMFIDS and Soil2O® “Dust Control” and obtaining adequate financing.

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

We owe approximately $6.3 million in long-term convertible debt held by our principal shareholder, which is due in December 2020. Because we are not currently generating positive cash flow, we need to sell debt or equity securities whether to Lincoln Park or any other party. If our closing stock price is below the $0.25 minimum price, we will be unable to sell shares to Lincoln Park to help support our operations.

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

While we have conducted development and sales and marketing activities, we have not generated material revenue to date. During the Transition Period, we generated revenues of approximately $776,000.

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

Since our incorporation in 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and Soil₂O®. Our marketing of these products is subject to a number of risks, including:

●

In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition; and

●

Although we have a pending U.S. patent application for Soil₂O® Topical, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil2O® Granular

We cannot assure you that our marketing efforts will result in material sales or that if it does result in material sales, that such sales will necessarily translate into profitability.

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

We launched Soil2O® in 2007 and have not yet achieved material sales. During the Transition Period, we generated revenue of approximately $21,000 from the sale of Soil2O®. We have to expand our sales and distribution efforts. Additionally, we must recruit distributors for agricultural usage of Soil2O®. If we cannot expand our sales and distribution network, our future sales of Soil2O® will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southwestern U.S., and at potential sales to homeowners, all in California.

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

Our common stock trades on the OTC Markets, Inc., which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of March 29, 2016, we had outstanding approximately 49.9 million shares of common stock, of which our directors and executive officers beneficially own approximately 21.5 million shares, which are subject to the limitations of Rule 144 under the Securities Act of 1933, which we refer to as the “Act”. Substantially all of the remaining outstanding shares are freely tradable.

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

See pages F-1 through F-34.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents our Board of Directors:

Name	Age	Appointed
Peter Cordani	54	July 2007
Michael Becker	64	January 2012
David Gutmann	47	June 2015
Leonard Mass	74	May 2010
Phil O’Connell, Jr.	75	November 2006
Neil Reger	77	October 2013

Peter Cordani. Mr. Cordani has been our Chief Technology Officer since inception, our President since September 2013 and our Chief Executive Officer since January 21, 2014. He is the inventor of all of our intellectual property. Mr. Cordani was selected as a director because he is the inventor of our technologies.

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

Phil O’Connell, Jr. Mr. O’Connell is an attorney and has been a partner at the law firm of Ciklin Lubitz & O’Connell and predecessor law firms since 1969. Mr. O’Connell was selected as a director because of his experience as a lawyer.

Neil Reger. Since his retirement over five years ago, Mr. Reger has been an active investor. Since his son Michael Reger has been an investor in GelTech, Mr. Reger has consulted with management on GelTech’s operations (without compensation). Mr. Reger was selected as a director because of his 45 years of business and management experience.

Executive Officers

Name	Age	Position
Peter Cordani	54	Chief Executive Officer and Chief Technology Officer
Michael Reger	52	President
Michael Hull	62	Chief Financial Officer
Daniel Simon	60	Chief Operating Officer

See above for Mr. Peter Cordani’s biography.

Michael Hull has served as our Chief Financial Officer since March 2008. From January 2010 until August 2011, Mr. Hull was President of Accounting Outsource Solutions LLC which provided Chief Financial Officer and related services to small public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the Transition Period.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2015 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position (a)	Year (b)(1)	Salary ($)(c)(2)	Bonus ($)(d)(2)	Option Awards ($)(f)(3)	All Other Compensation ($)(i)(4)	Total ($)(j)

Peter Cordani Chief Executive Officer and Chief Technology Officer	Six Month Transition Period	113,557	0	135,559	3,600	252,716
	12 Months ending June 30, 2015	167,344	0	0	7,200	174,544
	12 Months ending June 30, 2014	150,000	30,000	252,719	7,200	439,919

Daniel Simon Chief Operating Officer	Six Month Transition Period	75,000	0	0	3,600	78,600
	12 Months ending June 30, 2015	150,000	0	0	7,200	157,200

Michael Hull Chief Financial Officer	Six Month Transition Period	75,000	0	0	3,600	78,600
	12 Months ending June 30, 2015	150,000	0	0	7,200	157,200
	12 Months ending June 30, 2014	150,000	20,000	252,719	7,200	429,919

———————

(1)

Year: 12 Months Ending June 30, 2015 and 2014 is comprised of the period from July 1 until June 30.  The “Six Month Transition Period” is comprised of the six months ending December 31, 2015.

(2)

Salary and Bonus: Represents cash compensation or bonus paid to the Named Executive Officer. See below for a description of Mr. Cordani’s commission.

(3)

Option Awards: The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock and stock appreciation rights and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of their values are set forth in Note 1 in the consolidated financial statements contained herein. Option Award for 2015 represents the extension of the expiration date of 750,000 options with an exercise price of $1.22 held by Mr. Cordani. Option Awards for 2014 represents a 250,000 option grant which vests based upon certain milestones in GelTech’s stock price.

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

(3)

Mr. Simon is also entitled to 4% commissions on sales generated by him. As of the date of this filing, Mr. Simon has been paid no commissions.

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

On January 23, 2015, GelTech approved an amendment to the Employment Agreement of Mr. Cordani.  In addition to his base salary, Mr. Cordani will receive 5% of the first $2 million of revenue generated by GelTech in 2015. The amendment was effective as of January 1, 2015. As of the filing date, Mr. Cordani had been paid an additional $55,900 as a result of this amendment. Additionally, on May 21, 2015, GelTech approved an amendment to Mr. Cordani’s Employment Agreement to extend the term of the Agreement an additional four years (now expiring October 1, 2020).

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2015:

Outstanding Equity Awards As of December 31, 2015

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

———————

(1)

Of the stock appreciation rights (“SARs”): (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.

(2)

Vests on June 27, 2016.

(3)

Vests based on GelTech’s stock price meeting certain milestones.

(4)

Of the SARs: (i) 50,000 vested immediately, (ii) 33,334 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 33,333 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 33,333 vest upon GelTech generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $1.52 per share over a 10-year period.

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

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board. Because we do not pay compensation to employee directors, Mr. Peter Cordani was not compensated for his service as a director in fiscal 2015 or during the six month Transition Period.

Director Compensation

Name (a)	Option Awards ($)(d) (1)	Total ($)(j)
Michael Becker
12 Months Ending June 30, 2015	62,666	62,666
Six Month Transition Period ending December 31, 2015	79,245	79,245
David Gutmann
12 Months Ending June 30, 2015	0	0
Six Month Transition Period ending December 31, 2015	60,957	60,957
Leonard Mass
12 Months Ending June 30, 2015	62,266	62,266
Six Month Transition Period ending December 31, 2015	73,149	73,149
Phil O’Connell, Jr.
12 Months Ending June 30, 2015	67,888	67,888
Six Month Transition Period ending December 31, 2015	79,245	79,245
Neil Reger
12 Months Ending June 30, 2015	52,222	52,222
Six Month Transition Period ending December 31, 2015	60,957	60,957

———————

(1)

This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors. All of these Option Awards were granted to the directors in connection with automatic initial and/or annual grants made under the Plan.

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2015.

Name Of Plan	Aggregate Number of Securities Underlying Outstanding Options and Rights	Weighted Average Exercise Price Per Share ($)	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders (1)	11,187,840	0.84	3,812,160

Equity compensation plans not approved by security holders	—	—	—

Total	11,187,840		3,812,160

———————

(1)

Includes stock options and SARs issued under the 2007 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 29, 2016 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Peter Cordani (2)	2,267,677	4.4%

Common Stock	Daniel Simon (3)	15,000	*

Common Stock	Michael Hull (4)	384,833	*

Common Stock	Michael Becker (5)	463,333	*

Common Stock	David Gutmann (6)	100,000	*

Common Stock	Leonard Mass (7)	768,738	1.5%

Common Stock	Phil O’Connell, Jr. (8)	2,145,898	4.2%

Common Stock	Neil Reger (9)	1,551,772	3.1%

Common Stock	All directors and executive officers as a group (10 persons) (10)	51,192,055	64.3%

5% Shareholder:
Common Stock	Michael Reger (11)	42,994,803	57.6%

———————

* Less than 1%.

(1)

Applicable percentages are based on 49,926,898 shares outstanding as of March 29, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that have or will vest and become exercisable within 60 days.

(2)

Cordani: Mr. Cordani is a director and an executive officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Cordani. It owns 652,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,343,341 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech.

As of March 28, 2016, GelTech’s common stock price was $0.44. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Cordani have an exercise price of $0.45, the table above does not include shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(3)

Simon: Mr. Simon is an executive officer. Includes 15,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(4)

Hull: Mr. Hull is an executive officer. Includes 383,333 shares issuable upon the exercise of vested options.

As of March 28, 2016, GelTech’s common stock price was $0.44. Because the 200,000 vested SARs (which may not be exercised with cash) held by Mr. Hull have an exercise price of $0.45, the table above does not include shares of common stock underlying the SARs (200,000 multiplied by (the closing stock price minus the exercise price)).

(5)

Becker: Mr. Becker is a director. Includes 431,666 shares issuable upon the exercise of vested options.

(6)

Gutmann: Mr. Gutmann is a director. Represents shares issuable upon the exercise of warrants.

(7)

Mass: Mr. Mass is a director. Includes 640,000 shares issuable upon the exercise of vested options and 15,000 shares issuable upon the exercise of warrants.

(8)

O’Connell: Mr. O’Connell is a director. Includes 350,000 shares issuable upon the exercise of warrants and 730,000 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 915,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 23,750 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(9)

Neil Reger: Mr. Reger is a director. Includes: (i) 542,307 shares of common stock and 200,000 shares issuable upon the exercise of warrants and 140,000 shares issuable upon the exercise of vested options directly held by Mr. Reger and (ii) 469,465 shares of common stock and 200,000 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(10)

Total D&O: Includes securities beneficially owned by Michael Reger, our President, and an executive officer who is not a Named Executive Officer under the SEC’s regulations.

(11)

Michael Reger: Mr. Reger is an executive officer. These shares are also included in the “All directors and executive officers as a group” beneficial ownership amount. See Note 10 above. Includes 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Also includes 16,975,673 shares issuable upon the conversion of convertible notes and 7,687,875 shares issuable upon the exercise of warrants. Address is 777 Yamato Road, Suite 300, Boca Raton, Florida 33431.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties are employed at GelTech:

•

Peter Cordani’s sister-in-law is our controller and is paid $1,154 per week,

•

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

In addition to the Notes (described above), since February 12, 2015, Mr. Reger has lent the Company $3,945,000 in consideration for the issuance of $3,945,000 of 7.5% secured convertible notes. The notes are convertible at prices ranging from $0.24 to $0.82 per share and mature on December 31, 2020. Repayment of these notes are secured by all of the Company’s assets including its intellectual property and inventory in accordance with a secured line of credit agreement between the Company and Mr. Reger. Additionally, in connection with these loans, the Company has issued Mr. Reger 4,420,010 two-year warrants exercisable at $2.00 per share.

Since July 1, 2013, Mr. Reger has been issued 1,492,591 shares of common stock in lieu of cash payments totaling $599,433for interest due under outstanding notes.

Prior to his appointment as a director, Mr. Gutmann served as a consultant for the Company. In consideration for those services, Mr. Gutmann was issued 100,000 warrants exercisable at $0.76 per share.

On January 22, 2016, the Company extended all of the outstanding warrants (3,968,258) set to expire in 2016 by 12 months. The warrants have an average exercise price of $1.94 per share. Of the warrants extended, approximately 2.4 million are beneficially owned by Messrs. Michael and Neil Reger, our president and a director.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended June 30, 2015 and 2014 and the six month Transition Period ending December 31, 2015.

	Six Month Transition Period Ending December 31,	Fiscal	Fiscal
	2015	2015	2014
	($)	($)	($)
Audit Fees (1)	56,426	70,984	69,975
Audit Related Fees (2)	2,228	—	1,544
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	58,654	70,984	71,519

———————

(1)

Audit fees – these fees relate to the audit of our financial statements and the review of our interim quarterly financial statements.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation	10-Q	2/16/16	3.1(b)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan	10-K/A	10/25/13	10.1
10.2	Form of Executive Employment Agreement*	10-Q	2/11/13	10.4
10.3	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.4	Form of Stock Purchase Agreement – Reger	10-K	9/21/15	10.4
10.5	Form of Warrant – Reger	10-K	9/21/15	10.5
10.6	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.7	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.8	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	9/7/10	10.2
10.9	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.10	Amendment No. 1 Lincoln Park Warrant	8-K	9/7/10	10.3
10.11	Form of Executive Stock Option Agreement*	10-Q	11/14/13	10.4
10.12	Form Director Stock Option Agreement	10-K	9/29/14	10.34
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/12	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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

Date: March 31, 2016

GelTech Solutions, Inc.

By:	/s/ PETER CORDANI
Peter Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2016
Michael Hull

/s/ NEIL REGER	Director	March 31, 2016
Neil Reger

/s/ PETER CORDANI	Director	March 31, 2016
Peter Cordani

/s/ MICHAEL BECKER	Director	March 31, 2016
Michael Becker

/s/ LEONARD MASS	Director	March 31, 2016
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	March 31, 2016
Phil O’Connell, Jr.

/s/ DAVID GUTMANN	Director	March 31, 2016
David Gutmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, June 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the six months ended December 31, 2015 and each of the two years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of December 31, 2015, June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for the six months ended December 31, 2015 and each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in of $2,638,580 and $2,146,501, respectively, for the six months ended December 31, 2015 and has an accumulated deficit and stockholders’ deficit of $43,285,883 and $4,482,416, respectively, at December 31, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.

Boca Raton, Florida

March 31, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2015	2015	2014
ASSETS

Cash and cash equivalents	$135,266	$127,123	$66,266
Accounts receivable trade, net	156,733	236,640	35,276
Inventories	1,428,157	1,107,177	843,864
Prepaid expenses and other current assets	89,808	48,248	88,836
Total current assets	1,809,964	1,519,188	1,034,242

Furniture, fixtures and equipment, net	134,259	158,502	175,751
Deposits	16,086	16,086	30,086

Total assets	$1,960,309	$1,693,776	$1,240,079
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$271,566	$349,812	$228,063
Accrued expenses	344,094	210,449	189,933
Litigation accrual	—	56,956	505,000
Accrual for settlement	80,000	451,000	—
Insurance premium finance contract	54,611	8,117	13,574
Total current liabilities	750,271	1,076,334	936,570
Convertible notes - related party, net of discounts	2,946,118	2,940,944	2,201,824
Convertible Line of Credit - related party, net of discounts	2,746,336	1,227,026	—
Total liabilities	6,442,725	5,244,304	3,138,394

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 48,972,496, 47,613,501 and 40,301,979 shares issued and outstanding as of December 31, 2015, June 30, 2015 and 2014, respectively.	48,972	47,614	40,302
Additional paid in capital	38,754,495	37,049,161	33,194,961
Accumulated deficit	(43,285,883)	(40,647,303)	(35,133,578)
Total stockholders' deficit	(4,482,416)	(3,550,528)	(1,898,315)

Total liabilities and stockholders' deficit	$1,960,309	$1,693,776	$1,240,079

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,		For the Years Ended June 30,
	2015	2014	2015	2014
		(Unaudited)
Sales	$776,607	$266,762	$800,365	$814,587

Cost of goods sold	261,663	92,416	346,787	393,102

Gross profit	514,944	174,346	453,578	421,485

Operating expenses:
Selling, general and administrative expenses	2,721,934	2,428,697	4,891,525	6,601,353
Research and development	153,760	95,805	134,544	274,005

Total operating expenses	2,875,694	2,524,502	5,026,069	6,875,358

Loss from operations	(2,360,750)	(2,350,156)	(4,572,491)	(6,453,873)

Other income (expense)
Interest income	8	16	21	276
Gain from reversal of litigation accrual	56,956	—	448,044	—
Gain (loss) on conversion of interest	—	—	12,841	(201,175)
Other income	—	448,422	2,278	17,000
Loss on settlement	(80,000)	—	(412,867)	—
Loss on sale of assets	—	—	—	(11,413)
Loss on extinguishment of debt	—	—	(596,648)	—
Interest expense	(254,794)	(226,607)	(394,903)	(462,760)

Total other income (expense)	(277,830)	221,831	(941,234)	(658,072)

Net loss	$(2,638,580)	$(2,128,325)	$(5,513,725)	$(7,111,945)

Net loss per common share - basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.20)

Weighted average shares outstanding - basic and diluted	48,368,086	44,165,535	45,190,119	36,410,142

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at June 30, 2013	33,084,671	$33,084	$25,718,163	$(28,021,633)	$(2,270,386)
Common stock issued for cash	3,352,726	3,353	2,128,174	—	2,131,527
Common stock issued for cash in connection with stock purchase agreement	577,428	577	569,423	—	570,000
Common stock and warrants issued for cash	2,575,579	2,576	1,702,424	—	1,705,000
Common stock issued upon exercise of options	20,000	20	18,180	—	18,200
Common stock issued upon exercise of warrants	20,000	20	24,980	—	25,000
Common stock issued for interest	436,912	437	354,989	—	355,426
Convertible note conversions	234,663	235	81,897	—	82,132
Options and stock appreciation rights vested	—	—	1,682,833	—	1,682,833
Beneficial conversion feature of debt offerings	—	—	913,898	—	913,898
Net loss for the fiscal year ended June 30, 2014	—	—	—	(7,111,945)	(7,111,945)
Balance at June 30, 2014	40,301,979	40,302	33,194,961	(35,133,578)	(1,898,315)
Common stock issued for cash	407,445	408	150,347	—	150,755
Common stock and warrants issued for cash	6,340,754	6,341	2,298,659	—	2,305,000
Common stock issued upon in exchange for fixed assets	21,918	22	15,978	—	16,000
Common stock issued for services	6,230	6	1,668	—	1,674
Common stock issued for interest	535,175	535	211,435	—	211,970
Options and stock appreciation rights vested	—	—	1,024,895	—	1,024,895
Loan discount from beneficial conversion feature and warrants	—	—	151,218	—	151,218
Net loss for the fiscal year ended June 30, 2015	—	—	—	(5,513,725)	(5,513,725)
Balance at June 30, 2015	47,613,501	47,614	37,049,161	(40,647,303)	(3,550,528)
Common stock issued for cash	290,437	291	109,709	—	110,000
Common stock issued for cash in connection with stock purchase agreement	457,797	458	198,662	—	199,120
Common stock issued for services	18,312	18	9,935	—	9,953
Common stock issued for interest	101,352	101	74,899	—	75,000
Common stock issued as a commitment fee	291,097	291	(291)	—	—
Common stock issued for settlement	200,000	200	135,800	—	136,000
Options, warrants and stock appreciation rights vested	—	—	768,159	—	768,159
Loan discount from beneficial conversion feature and warrants	—	—	408,460	—	408,460
Net loss for the six months ended December 31, 2015	—	—	—	(2,638,580)	(2,638,580)
Balance December 31, 2015	48,972,496	$48,972	$38,754,495	$(43,285,883)	$(4,482,416)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended December 31,	For the Year Ended June 30,
	2015	2015	2014
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,638,580)	$(5,513,725)	$(7,111,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,214	54,992	55,284
Bad debt expense	21,876	6,221	20,068
Amortization of beneficial conversion feature of convertible notes	42,944	145,716	223,025
Amortization of original issue discounts related to convertible notes	—	—	5,791
Equity compensation expense	768,159	1,024,895	1,682,833
Loss on extinguishment of debt	—	596,648	—
Loss on sale of assets	—	—	11,413
(Gain) Loss on stock issued for interest	—	(12,841)	201,175
Loss on settlement of litigation	80,000	412,867	—
Reversal of litigation accrual	(56,956)	(448,044)	—
Changes in assets and liabilities:
Accounts receivable	58,031	(207,585)	(18,067)
Inventories	(320,980)	(263,313)	(266,574)
Prepaid expenses and other current assets	42,439	123,513	46,862
Other assets	—	14,000	(3,200)
Accounts payable	(78,246)	123,423	(37,059)
Accrual for severance agreement	—	—	(102,056)
Deferred revenue	—	—	(7,019)
Settlement accrual	(315,000)	—	—
Accrued expenses	218,598	283,460	167,450
Net cash used in operating activities	(2,146,501)	(3,659,773)	(5,132,019)
Cash flows from Investing Activities
Purchases of equipment	(6,971)	(21,743)	(72,851)
Net cash used in investing activities	(6,971)	(21,743)	(72,851)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	110,000	150,755	2,131,527
Proceeds from sale of stock and warrants through private placements	—	2,305,000	1,705,000
Proceeds from sale of stock under stock purchase agreement	199,120	—	570,000
Proceeds from exercise of warrants	—	—	25,000
Proceeds from convertible note – related party	—	—	1,000,000
Proceeds from exercise of stock options	—	—	18,200
Proceeds from advances on convertible line of credit –related party	1,890,000	1,375,000	—
Repayments of convertible notes from third parties	—	—	(115,822)
Payments on notes with related parties	—	—	(85,880)
Payments on insurance finance contract	(37,505)	(88,382)	(67,164)
Net cash provided by financing activities	2,161,615	3,742,373	5,180,861
Net increase (decrease) in cash and cash equivalents	8,143	60,857	(24,009)
Cash and cash equivalents - beginning	127,123	66,266	90,275
Cash and cash equivalents - ending	$135,266	$127,123	$66,266

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Six Months Ended December 31,	For the Year Ended June 30,
	2015	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,706	$2,894	$2,736
Cash paid for income taxes	$—	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$83,999	$82,925	$68,942
Beneficial conversion feature of convertible notes	$204,230	$75,609	$913,898
Loan discount from issuance of warrants	$204,230	$75,609	$—
Conversion of notes for common stock	$—	$—	$82,132
Stock issued for services	$9,953	$1,674	$—
Stock issued for vehicle purchase	$—	$16,000	$—
Common stock issued for accrued interest	$75,000	$224,811	$154,251
Stock issued for settlement	$136,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; ; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (3) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used to apply these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion. and (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires; During the fourth quarter of fiscal 2014, the Company developed and began marketing two new products, (1) GT-W14, an industrial absorbent powder used to contain and clean up industrial liquid spills; and (2) Soil2O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion.

On January 25, 2016, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2016. Consequently, we are filing a Transition Report on Form 10-KT for the six-month transition period ended December 31, 2015. References in these financials to fiscal 2015 and 2014 indicate the fiscal years ended June 30, 2015 and 2014, respectively. Financial information in these notes with respect to the six months ended December 31, 2014 is unaudited.

Our consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech. (See Note 2)

The corporate office is located in Jupiter, Florida.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in the subsidiaries during the six months ended December 31, 2015, fiscal 2015 and fiscal 2014. All intercompany balances and transactions have been eliminated in consolidation.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2015, June 30, 2015 or 2014.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. However, products we utilize to perform demonstrations for potential customers are recorded as a marketing expense in operations. During the six months ended December 31, 2015 and the fiscal years ended June 30, 2015 (fiscal 2015) and 2014 (fiscal 2014), these demonstration costs amounted to $5,428, $11,521 and $4,195, respectively. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in cost of sales in the amount of $21,641, $25,185 and $52,594 for the six months ended December 31, 2015, fiscal 2015 and fiscal 2014, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $153,760 during the six months ended December 31 2015 and $134,544 and $274,005 during the fiscal years ended June 30, 2015 and 2014, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $39,894 during the six months ended December 31, 2015, $33,277 in fiscal 2015 and $42,575 in fiscal 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates during the six months ended December 31, 2015 and in fiscal 2015 and 2014 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2015 and for fiscal 2015 and 2014, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At December 31, 2015 there were options to purchase 11,187,840 shares and warrants to purchase 10,268,804 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 15,836,318 shares reserved for issuance related to convertible note agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the six months ended December 31, 2015 was $595,100 and for the fiscal years ended June 30, 2015 and 2014 was $891,515 and $1,680,358, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2015, the total compensation cost for stock options not yet recognized was $323,977. This cost will be amortized on a straight-line basis over the remaining vesting period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the six months ended December 31, 2015 was $173,059 fiscal 2015 and fiscal 2014 was $133,380 and $2,475, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2015, the fiscal tax years ended June 30, 2012, 2013 and 2014 are still subject to audit.

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

No other Accounting Standards Updates (ASUs) which were not effective until after December 31, 2015 are  expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities of $2,638,580 and $2,146,501, respectively, for the six months ended December 31, 2015 and has an accumulated deficit and stockholders’ deficit of $43,285,883 and $4,482,416, respectively, at December 31, 2015. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six months ended December 31, 2015, the Company received $1,890,000 in advances from its convertible line of credit with its president and principal shareholder. The Company also received $199,120 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 7.

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

3.

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2015, June 30, 2015 and 2014 was as follows:

	As of December 31,	As of June 30,
	2015	2015	2014

Accounts receivable	$178,609	$266,449	$95,869
Allowance for doubtful accounts	(21,876)	(29,809)	(60,593)
	$156,733	$236,640	$35,276

Bad debt expense on trade accounts receivable for the six months ended December 31, 2015 and for fiscal 2015 and fiscal 2014 was $21,876, $6,221 and $20,068, respectively.

4.

INVENTORIES

Inventories consisted of the following at December 31, 2015, June 30, 2015 and 2014:

	As of December 31,	As of June 30,
	2015	2015	2014

Finished goods	$967,800	$564,826	$491,409
Raw materials	460,357	542,351	352,455
	$1,428,157	$1,107,177	$843,864

As of June 30, 2015, the Company had approximately $47,000 of consignment inventory with certain customers. No inventory was held on consignment as of December 31, 2015. Cost of goods sold for fiscal 2015 included $67,439 related to inventory written off for obsolescence.  There were no inventory obsolescence writes-offs during the six months ended December 31, 2015.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of December 31, 2015, June 30, 2015 and 2014:

	Estimated	December 31,	June 30,
	Useful Life	2015	2015	2014

Equipment	3 - 5 years	$123,086	$122,379	$111,488
Storage facilities	3 years	40,540	34,277	20,802
Vehicles	5 - 7 years	221,730	221,730	214,470
Furniture and fixtures	5 years	20,420	20,420	20,420
		405,776	398,806	367,180
Accumulated depreciation		(271,517)	(240,304)	(191,429)
		$134,259	$158,502	$175,751

Depreciation expense was $31,214, $54,992 and $55,284, respectively, for the six months ended December 31, 2015 and for the fiscal years ended June 30, 2015 and 2014.

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

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. This discount will be amortized over the remaining term of the note. For the six months ended December 31, 2015 the Company recorded interest expense of $5,174 related to the amortization of the discounts related to the warrants. As of December 31, 2015, the balance of the unamortized discount related to the warrants was $51,365. As of December 31, 2015, the principal balance on this note is $1,000,000 and accrued interest amounted to $37,500.  In July 2015, the Company issued 101,352 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on this convertible note.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

From July 1, 2015 through December 31, 2015 the Company received nine advances totaling $1,890,000 with conversion rates between $0.47 and $0.78 per share, and issued two year warrants to purchase 1,531,057shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $204,230 and $204,230 respectively. During the six months ended December 31, 2015, the Company has recognized interest expense of $42,944 related to the amortization of these loan discounts. As of December 31, 2015, the principal balance of the advances is $3,265,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $259,322 and $259,322, respectively. In addition, accrued interest due on these advances amounted to $118,604 at December 31, 2015.

The calculated loan discounts was based on the relative fair value of the warrants which was calculated by the Company using the Black Scholes option pricing model loan discount, using volatilities of between 98.8% and 99.31%, based on the Company’s historical stock price, discount rates from 0.67% to 1.00%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of December 31, 2015 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(51,365)	$2,946,118
Secured Convertible Line of Credit	3,265,000	(518,664)	2,746,336
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$6,262,483	$(570,029)	$5,692,454

A summary of notes payable and related discounts as of June 30, 2015 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(56,539)	$2,940,944
Secured Convertible Line of Credit	1,375,000	(147,974)	1,227,026
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$4,372,483	$(204,513)	$4,167,970

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

On August 12, 2015, the Company signed a $10 million Purchase Agreement with Lincoln Park and entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.  Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC.  The Company filed the registration statement with the SEC on October 5, 2015 and it was declared effective by the SEC on October 16, 2015.

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

During the six months ended December 31, 2015, the Company issued 290,437 shares of common stock in exchange for $110,000 in private placements with two accredited investors.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

In July 2014, the Company issued 107,143 shares of common stock to its President and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note (see Note 6).

In February 2015, the Company issued 428,032 shares of common stock to its president and principal shareholder as payment for annual accrued interest of $149, 811 related to convertible note agreement dated February 1, 2013. In accordance with the convertible note, the conversion rate for the accrued interest was $0.35 per share. The fair market value of the Company’s common stock was $0.32, or $136,970, on the date of conversion. As such the Company recorded other income of $12,841 for the year ended June 30, 2015 in connection with the interest conversion.

In July 2015, the Company issued 101,352 shares of common stock valued at $75,000 to its president and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

Options and Warrants to Purchase Common Stock

The fair value of stock option grants for the six months ended December 31, 2015 and the fiscal year ended June 30, 2015 and 2014 were estimated using the following weighted- average assumptions:

	For the Six Months Ended December 31,	For the Fiscal Years Ended June 30,
	2015	2015	2014
Risk free interest rate	0.88% - 1.74%	0.54% – 2.28%	0.45% – 2.61%
Expected term in years	2.5 – 5.5	2.0 – 10.0	2.5 – 6.5
Dividend yield	—	—	—
Volatility of common stock	95.65% - 99.31%	79.66% – 98.15%	89.98% – 91.94%
Estimated annual forfeitures	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. During the six months ended December 31, 2015 and in fiscal 2015 and 2014, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the six months ended December 31, 2015 and the fiscal years ended June 30, 2015 and 2014 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2013	6,337,007	$0.75	6.0
Granted	1,425,000	$1.34	10.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	7,762,507	$0.87	6.0	$792,305
Exercisable at June 30, 2014	4,352,674	$0.93	4.6	$265,364

Weighted average fair value of options granted during the year ended June 30, 2014		$0.69

Balance at June 30, 2014	7,762,507	$0.87	6.0
Granted	84,500	$0.59	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	7,847,007	$0.87	4.9	$1,059,111
Exercisable at June 30, 2015	4,801,673	$0.94	3.6	$405,361

Weighted average fair value of options granted during the year ended June 30, 2015		$0.59

Balance at June 30, 2015	7,847,007	$0.87	4.9
Granted	305,000	$0.34	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31,2015	8,152,007	$0.85	5.36	$6,000
Exercisable at December 31, 2015	5,006,675	$0.94	4.65	$1,500

Weighted average fair value of options granted during the six months ended December 31, 2015		$0.24

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

A summary of options issued to directors under the 2007 Plan and changes for the six months ended December 31, 2015 and for the fiscal years ended June 30, 2015 and 2014 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2013	1,200,833	$1.16	8.0
Granted	495,000	$1.19	10.00
Exercised	(20,000)	$0.91	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	1,675,833	$1.12	7.6	$8,337
Exercisable at June 30, 2014	1,377,501	$1.15	7.4	$6,421

Weighted average fair value of options granted during the year ended June 30, 2014		$0.76

Balance at June 30, 2014	1,675,833	$1.12	7.6
Granted	510,000	$0.72	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	2,185,833	$1.03	7.2	$75,320
Exercisable at June 30, 2015	2,000,003	$1.04	7.1	$45,655

Weighted average fair value of options granted during the year ended June 30, 2015		$0.52

Balance at June 30, 2015	2,185,833	$1.03	7.2
Granted	580,000	$0.80	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2015	2,765,833	$0.97	7.3	$11,700
Exercisable at December 31, 2015	2,004,166	$1.04	6.6	$300

Weighted average fair value of options granted during the six months ended December 31, 2015		$0.54

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

Non-Employee, Non-Director Options

A summary of options issued to non-employees, non-directors under the 2007 Plan and changes during the six months ended December 31, 2015 and the fiscal years ended June 30, 2015 and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at June 30, 2013	560,000	$1.12	6.0
Granted	25,000	$1.11	5.0
Exercised	—	$—	—
Forfeited	(275,000)	$1.23	—
Expired	(40,000)	$1.15	—
Outstanding at June 30, 2014	270,000	$1.22	1.7	$—
Exercisable at June 30, 2014	270,000	$1.22	1.7	$—

Weighted average fair value of options granted during the year ended June 30, 2014		$0.79

Balance at June 30, 2014	270,000	$1.22	1.7
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	270,000	$1.22	0.7	$—
Exercisable at June 30, 2015	270,000	$1.22	0.7	$—

Weighted average fair value of options granted during the year ended June 30, 2015		N/A

Balance at June 30, 2015	270,000	$1.22	0.7
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(250,000)	$1.22	—
Outstanding at December 31, 2015	20,000	$1.18	2.8	$—
Exercisable at December 31, 2015	20,000	$1.18	2.8	$—

Weighted average fair value of options granted during the six months ended December 31, 2015		N/A

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

During the six months ended December 31, 2015 and the year ended June 30, 2015, no options were granted to non-employees or non-directors.

During the six months ended December 31, 2015, options to purchase 250,000 shares of common stock at an exercise price of $1.22 per share expired.

Warrants Issued for Settlement

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2013	350,000	$0.63	4.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2014	350,000	$0.63	3.2
Exercisable at June 30, 2014	350,000	$0.63	3.2

Weighted average fair value of warrants granted during the year ended June 30, 2014		N/A

Balance at June 30, 2014	350,000	$0.63	3.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2015	350,000	$0.63	2.2
Exercisable at June 30, 2015	350,000	$0.63	2.2

Weighted average fair value of warrants granted during the year ended June 30, 2015		N/A

Balance at June 30, 2015	350,000	$0.63	2.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2015	350,000	$0.63	1.7
Exercisable at December 31, 2015	350,000	$0.63	1.7

Weighted average fair value of warrants granted during the six months ended December 31, 2015		N/A

During the six months ended December 31, 2015 and the years ended June 30, 2015 and 2014, no warrants were granted for settlements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

Warrants issued for cash or services

A summary of warrants issued for cash or services and changes during the six months ended December 31, 2015 and the fiscal years ended June 30, 2015 and 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at June 30, 2013	1,533,700	$1.25	2.1
Granted	1,863,421	$1.58	3.5
Exercised	(20,000)	$1.25	—
Forfeited	—	$—	—
Expired	(340,000)	$1.60	—
Outstanding at June 30, 2014	3,037,121	$1.45	2.7
Exercisable at June 30, 2014	3,037,121	$1.45	2.7

Weighted average fair value of warrants granted during the year ended June 30, 2014		N/A

Balance at June 30, 2014	3,037,121	$1.45	2.7
Granted	5,750,326	$1.85	2.5
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(296,200)	$1.60	—
Outstanding at June 30, 2015	8,491,247	$1.72	3.2
Exercisable at June 30, 2015	8,366,247	$1.74	3.2

Weighted average fair value of warrants granted during the year ended June 30, 2015		$0.44

Balance at June 30, 2015	8,491,247	$1.72	3.2
Granted	1,851,057	$1.74	2.5
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2015	10,342,304	$1.73	1.68
Exercisable at December 31, 2015	10,317,304	$1.73	1.66

Weighted average fair value of warrants granted during the six months ended December 31, 2015		$0.37

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

During the six months ended December 31, 2015, the Company issued two year warrants to purchase 1,531,057 shares of common stock at an exercise price of $2.00 per shares in connection with advances of $1,890,000 from its president and principal shareholder related to the convertible line of credit agreement.

During the six months ended December 31, 2015, the Company issued five year fully vested warrants to purchase 320,000 shares of common stock at exercise prices between $0.34 and $0.70 per share to four consultants.  The warrants were valued using the Black-Scholes model using a volatility from 96.11% to 99.31%, derived using the historical market price for the Company’s common stock, an expected term of 5 years (the term of the warrants) and a discount rate of 1.74%. The value of these options, $118,714 was recognized as non-cash compensation expense during the six months ended December 31, 2015.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the six months ended December 31, 2015 and for the fiscal years ended June 30, 2015 and 2014. Deferred tax assets and liabilities as of December 31, 2015, June 30, 2015 and 2014, were as follows:

	December 31,	June 30,
	2015	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$13,055,795	$12,451,818	$10,754,202
Allowance for bad debt	65,281	43,774	38,051
Stock-based compensation	2,167,730	1,878,672	1,493,004
Depreciation	10,702	2,548	—
Gross deferred tax asset	15,299,508	14,376,812	12,285,257
Less: deferred tax asset valuation allowance	(15,299,508)	(14,376,812)	(12,282,630)
Total net deferred tax asset	—	—	2,627
Less: Deferred tax liability - depreciation	—	—	(2,627)

Net deferred taxes	$—	$—	$—

The Company had available at December 31, 2015, net operating loss carryforwards for federal and state tax purposes of approximately $34,695,178 that could be applied against taxable income in subsequent years through June 30, 2035. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was increased by $922,696 during the six months ended December 31, 2015 and $2,094,182 and $2,155,025, respectively, during the fiscal years ended June 30, 2015 and 2014.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the six months ended December 31, 2015 and for the fiscal years ended June 30, 2015 and 2014 was as follows:

	For the Six Months Ended December 31,		For the Fiscal Year Ended June 30,
	2015		2015		2014
	Amount	%	Amount	%	Amount	%

Tax at U.S. statutory rate	$(897,117)	-34.00%	$(1,874,667)	-34.00%	$(2,401,741)	-34.00%
State taxes, net of federal benefit	(95,318)	-3.61%	(200,148)	-3.63%	(255,305)	-3.61%
Other	69,739	2.64%	(19,367)	-0.35%	502,021	7.10%
Change in valuation allowance	922,696	34.97%	2,094,182	37.98%	2,155,025	30.51%
	$—	0.00%	$—	0.00%	$—	0.00%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

The Company has entered into a series of credit facilities with its president and principal stockholder as more fully described in Note 6.

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

On January 23, 2015, the Company approved an amendment to the Employment Agreement of Mr. Peter Cordani, the Company's Founder, acting Chief Executive Officer and Chief Technology Officer. In addition to his current salary, Mr. Cordani will receive 5% of the first $2 million of revenue generated by the Company. The amendment was effective as of January 1, 2015.

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida and rents space in an industrial yard in Irvine, California under a month-to-month lease. In February 2013, the Company entered into a one year lease agreement for a support facility in Brooklyn, New York at a monthly rent of $3,600. In February 2014, the Company extended the lease at a monthly rent of $4,000. Effective August 31, 2014 the Company terminated the lease. Rent expense for the six months ended December 31, 2015 and for the fiscal years ended June 30, 2015 and 2014 was $63,254, $132,756 and $169,547, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

In January 2015, GelTech approved an amendment to the Employment Agreement of our Chief Technology Officer. In addition to his base salary, he will receive 5% of the first $2 million of revenue generated by GelTech. The amendment was effective as of January 1, 2015. As of June 30, 2015, the Company has paid an additional $17,344 as a result of this amendment. Additionally, in May 2015, GelTech approved an amendment to the Chief Technology Officer’s Employment Agreement to extend the term of the Agreement an additional four years (now expiring October 1, 2020).

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015.  As of December 31, 2015 the Company had no cash equivalent balances that were not insured.

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

Approximately 0.3% of revenue was generated from customers outside the United States during the six months ended December 31, 2015.

During the six months ended December 31, 2015, our president and principal shareholder provided 100% of our debt financing.

12.

SUBSEQUENT EVENTS

Since January 1, 2016, the Company has issued two year warrants to purchase 783,963 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $680,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rates of these advances were between $0.37 and $0.55 per share.

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

Since January 1, 2016, the Company issued 13,947 shares of common stock in exchange for investor relations services valued at $6,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 AND 2014

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

Since January 1, 2016, the Company issued 508,822 shares of common stock in exchange for $225,245 in connection with the Purchase Agreement with Lincoln Park.