Form 10-Q
period 2016-03-31
GelTech Solutions, Inc.
filed 2016-05-12
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at May 9, 2016
Common Stock, $0.001 par value per share	50,379,735 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash	$82,486	$135,266
Accounts receivable trade, net	38,326	156,733
Inventories	1,380,164	1,428,157
Prepaid expenses and other current assets	56,087	89,808
Total current assets	1,557,063	1,809,964

Furniture, fixtures and equipment, net	170,380	134,259
Deposits	16,086	16,086

Total assets	$1,743,529	$1,960,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$157,330	$271,566
Accrued expenses	342,039	344,094
Settlement accrual	—	80,000
Insurance premium finance contract	28,397	54,611
Total current liabilities	527,766	750,271
Convertible notes - related party, net of discounts	2,948,676	2,946,118
Convertible line of credit – related party, net of discounts	3,328,426	2,746,336
Total liabilities	6,804,868	6,442,725

Commitments and contingencies (Note 5)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 49,926,878 and 48,972,496 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	49,927	48,972
Additional paid in capital	39,757,587	38,754,495
Accumulated deficit	(44,868,853)	(43,285,883)
Total stockholders' deficit	(5,061,339)	(4,482,416)

Total liabilities and stockholders' deficit	$1,743,529	$1,960,309

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

Sales	$218,370	$100,357
Cost of goods sold	76,023	34,812

Gross profit	142,347	65,545

Operating expenses:
Selling, general and administrative expenses	1,174,472	1,072,676
Research and development	117,949	10,982

Total operating expenses	1,292,421	1,083,658

Loss from operations	(1,150,074)	(1,018,113)

Other income (expense)

Interest income	3	2
Other income	—	200
Gain (loss) on conversion of interest	(72,765)	12,841
Loss on extension of warrants	(206,620)	—
Loss on extinguishment of debt	—	(596,648)
Interest expense	(153,514)	(88,216)
Total other income (expense)	(432,896)	(671,821)

Net loss	$(1,582,970)	$(1,689,934)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	49,429,254	46,928,084

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,582,970)	$(1,689,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,237	14,156
Amortization of debt discounts	27,922	28,494
Loss (gain) on conversion of interest	72,765	(12,841)
Loss on extinguishment of debt	—	596,648
Warrants issued for services	61,211	—
Common stock issued for services	7,656	—
Loss on extension of warrants	206,620	—
Employee stock option compensation expense	157,464	221,759
Changes in assets and liabilities:
Accounts receivable	118,407	(12,996)
Inventories	47,993	(87,555)
Prepaid expenses and other current assets	33,721	(349)
Accounts payable	(114,236)	23,463
Settlement accrual	(80,000)	—
Accrued expenses	147,757	53,777
Net cash used in operating activities	(879,453)	(865,378)

Cash flows from Investing Activities
Purchases of equipment	(52,358)	(529)
Net cash used in investing activities	(52,358)	(529)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	225,245	—
Proceeds from sale of stock and warrants	—	150,000
Proceeds from advances on convertible line of credit with related parties	680,000	625,000
Payments on insurance finance contract	(26,214)	(27,562)
Net cash provided by financing activities	879,031	747,438

Net (decrease) increase in cash and cash equivalents	(52,780)	(118,469)
Cash and cash equivalents - beginning	135,266	195,615
Cash and cash equivalents - ending	$82,486	$77,146

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$835	$945
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$61,637	$16,771
Loan discount from warrants	$61,637	$16,771
Stock issued for accrued interest	$149,811	$149,811

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion and (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2015 filed on March 31, 2016.

Inventories

Inventories as of March 31, 2016 consisted of raw materials and finished goods in the amounts of $436,282 and $943,882, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended March 31, 2016 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At March 31, 2016, there were options to purchase 10,680,340 shares of the Company’s common stock, warrants to purchase 11,251,267 shares of the Company’s common stock and 17,404,245 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock options and warrants granted during the period from January 1, 2016 to March 31, 2016 were estimated using the following assumptions:

Risk free interest rate	0.64% - 1.49%
Expected term (in years)	2.0 - 5.0
Dividend yield	––
Volatility of common stock	103.14% - 103.73%
Estimated annual forfeitures	––

New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect this accounting standard to have a significant impact on the Company’s consolidated financial position or results of operations.

No additional Accounting Standards Updates (ASUs) which were not effective until after March 31, 2016 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of March 31, 2016, the Company had an accumulated deficit and stockholders’ deficit of $44,868,853 and $5,061,339, respectively, and incurred losses from operations of $1,150,074 for the three months ended March 31, 2016 and used cash in operations of $879,453 during the three months ended March 31, 2016.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2016, the Company received $680,000 in advances from its convertible line of credit with its president and principal shareholder. The Company also received $225,245 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

Management believes that the Purchase Agreement with Lincoln Park, additional funding from its president and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has three debt facilities outstanding, all of them held by its president and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the three months ended March 31, 2016, the Company recognized interest expense of $37,350. As of March 31, 2016, the principal balance of the note is $1,997,483 and accrued interest amounted to $24,626. In February 2016, the Company issued 428,032 shares of common stock to its president and principal shareholder in payment of accrued interest of $149,811 resulting in a loss on conversion of interest of $72,765.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the three months ended March 31, 2016 the Company recorded interest expense of $2,558 related to the amortization of the discounts related to the warrants of the note originated in July 2013. As of March 31, 2016, the balance of the unamortized discount related to the warrants was $48,807. As of March 31, 2016, the principal balance on this note is $1,000,000 and accrued interest amounted to $56,507.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

In connection with the debt modifications described above, the Company entered into a Secured Revolving Convertible Promissory Note Agreement for up to $4 million with its president and principal shareholder.  See Note 8 related the amendment to this agreement. Under the agreement, the Company may, with the prior approval of its president and principal shareholder, receive advances under this agreement. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s president and principal shareholder two year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

For the three months ended March 31, 2016, the Company received four advances totaling $680,000 with conversion rates between $0.37 and $0.55 per share, and issued two year warrants to purchase 783,963 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $61,637 and $61,637, respectively. During the three months ended March 31, 2016, the Company has recognized interest expense of $25,364 related to the amortization of loan discounts. As of March 31, 2016, the principal balance of the advances was $3,945,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $308,287 and $308,287, respectively.

The calculated loan discounts were based on the relative fair value of the warrants which were calculated by the Company using the Black Scholes option pricing model, using volatilities of between 103.14% and 103.73%, based on the Company’s historical stock price, discount rates from 0.64% to 0.90%, and expected terms of 2 years, the term of the warrants.

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

During the three months ended March 31, 2016, the Company issued 508,822 shares of common stock in exchange for $225,245 in connection with the Lincoln Park Purchase Agreement.

In February 2016, the Company issued 428,032 shares of common stock to its president and principal shareholder in payment of accrued interest of $149,811 resulting in a loss on conversion of interest of $72,765.

During the three months ended March 31, 2016, the Company issued 13,947 shares of common stock in payment of investor relation services values at $6,000.  In addition, the Company issued 3,581 shares of common stock in payment of consulting services valued at $1,656.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2016 to March 31, 2016, was $157,464 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2016 the total compensation cost for stock options not yet recognized was approximately $166,513.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the three months ended March 31, 2016 was $61,211.

During the three months ended March 31, 2016, there were no options granted to employees, directors, non-employees or non-directors.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the three months ended March 31, 2016, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

In January 2016, the Company granted a one year extension for warrants to purchase 3,968,258 shares of common stock which were set to expire at various dates in 2016.  Of the warrants extended, 2,443,565 were held by our president and principal shareholder and a director.  In connection with the extension, the Company recorded other expense of approximately $207,000 for the three months ended March 31, 2016 representing the difference between the fair value of the old warrants and the extended warrants.

During the three months ended March 31, 2016, the Company issued two year warrants to purchase 783,963 shares of common stock at an exercise price of $2.00 per shares in connection with advances of $680,000 from its president and principal shareholder related to the convertible line of credit agreement.

During the three months ended March 31, 2016, the Company issued five year warrants to purchase 150,000 shares of common stock at an exercise price of $0.39 per share in exchange for legal services.  The warrants were valued with the Black-Scholes option pricing model using a volatility of 103.14% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.49%.  The calculated fair value, $44,477 was recorded as expense for the three months ended March 31, 2016.

NOTE 5 – Commitments and Contingencies

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff sought to recover certain of his personal property, which was used or stored in the Company’s offices and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices.  On October 14, 2015, the Court issued an order on Defendant GelTech’s Motion for Attorney’s Fees and Costs granting GelTech attorney fees and costs in excess of the amount of its litigation accrual for the case.  As such, the Company reversed the litigation accrual resulting in other income of $56,956 which was included in the Company’s statement of operations for the six months ended December 31, 2015.  In November 2015, the Court issued a Final Judgement against the former employee in the amount of $510,499.  The plaintiff has filed appeals which are pending.

In January 2016, the Company entered into a settlement agreement with a former shareholder of the Company’s predecessor company under which the Company paid $80,000 in exchange for a general release.

NOTE 6 – Related Party Transactions

During the three months ended March 31, 2016, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Note 3.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016. As of March 31, 2016, there were no cash balances held in depository accounts that are not insured.

At March 31, 2016, two customers accounted for 63.8% and 13.4% of accounts receivable.

For the three months ended March 31, 2016, three customers accounted for 32.3%, 31.9% and 11.2% of sales.

Approximately 43.1% of revenue was generated from customers outside the United States during the three months ended March 31, 2016.

During the three months ended March 31, 2016, sales primarily resulted from three products, FireIce®, Soil2O® and FireIce Shield® which made up 47.0%, 27.5% and 24.2%, respectively, of total sales. Of the FireIce® sales, 88.6% related to the sale of FireIce® products and 11.4% related to sales of the FireIce extinguishers and educator equipment.  Of the Soil2O® sales, 50.1%% related to traditional sales of Soil2O® and 49.9% related to sales of Soil2O® Dust Control.  Of the FireIce Shield® sales, 84.9% consisted sales of asset protection canisters and refills and 15.1% consisted of sale of spray bottles for use by welders and plumbers.

One vendor accounted for 55.8% of the Company’s approximately $32,000 in purchases of raw material, finished goods and packaging during the three months ended March 31, 2016.

During the three months ended March 31, 2016, our president and principal shareholder provided 100% of the Company’s debt financing.

NOTE 8 – Subsequent Events

Since April 1, 2016, the Company has issued two year warrants to purchase 529,058 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $400,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rate of these advances were between $0.36 and $0.40 per share.

Since April 1, 2016, the Company has issued 152,319 shares of commons stock to Lincoln Park in exchange for $59,200 in connection with the Purchase Agreement.

Since April 1, 2016, the Company has issued 4,167 shares of common stock in exchange for investor relation services valued at $2,000.

On April 8, 2016, the Company and its president and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million.  Under this agreement, the Company may receive advances only with the prior approval of our president and principal shareholder.

In April 2016, the Company issued 296,371 shares of commons stock to its president and principal shareholder upon the conversion of accrued interest in the amount of $148,365 related to the advances under the Secured Revolving Convertible Promissory Note Agreement. No gain or loss will be recognized on the conversion as the conversion price used was the current price of the stock

In April 2016, the Company issued ten year options to purchase 30,000 shares of common stock at an exercise price of $0.39 per share to a new director.  The options vest annually over three years, subject to the continued service on the board.  The options were valued using the Black-Scholes option pricing model using a volatility of 103.79% based upon the historical price of the company’s stock, a term of 6.5 years, using the simplified method and a risk free rate of 1.52%.  The calculated fair value, $9,631 will be recognized over the requisite service period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Transition Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2016.

Overview

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion and (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Sales	$218,370	$100,357	$118,013	117.6%
Cost of Goods Sold	76,023	34,812	41,211	118.4%
Gross Profit	142,347	65,545	76,802	117.2%
Operating Expenses:
Selling General and Administrative	1,174,472	1,072,676	101,796	9.5%
Research and Development	117,949	10,982	106,967	974.0%
Loss from Operations	(1,150,074)	(1,018,113)	(131,961)	13.0%
Other Income (Expense)	(432,896)	(671,821)	238,925	35.6%
Net Loss	$(1,582,970)	$(1,689,934)	$106,964	6.3%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Sales

Sales of product during the three months ended March 31, 2016 consisted of $102,700 for FireIce® and related products, $60,134 for Soil2O®, $52,887 for FireIce Shield® and $2,649 for GT-W14.  FireIce® sales consisted of $74,587 related to product sales primarily to wildland firefighting agencies and $28,113 related to sales of extinguishers and product to our municipal distributor. The Soil2O® sales consisted of sales of Soil2O® topical of $30,154 and sales of Soil2O® dust control of $29,980. Sales of FireIce Shield® consisted of sales of asset protection canisters of $44,829 plus sales of FireIce Shield spray bottles of $7,978.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October; however, we anticipate FireIce Shield® sales to be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our Soil2O® dust control products are gaining acceptance from rural communities and industrial agricultural organizations needing to control dust on unpaved roadways. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 34.8% for the three months ended March 31, 2016 as compared to 34.7% for the three months ended March 31, 2015.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended March 31, 2016.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses for the three months ended March 31, 2016 resulted primarily from (1) an increase in salaries and employee benefits of $39,154 as a result of additional consulting fees; (2) an increase in professional fees of $74,048 as a result of audit and legal fees related to our Lincoln Park registration, change in fiscal year end, a litigation matter and additional patent work related to new research and development projects and (3) an increase in investor relations expense of $22,723 as a result of our hiring a new investor relations firm. These increases were partially offset by a decrease in equity based compensation of $47,561 resulting from fewer employee options vesting during three months ended March 31, 2016.

Research and Development Expenses

The research and development expenses for the three months ended March 31, 2016 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The increase in loss from operations resulted from the higher operating expenses which was only partially offset by higher gross profit.

Other Income (Expense)

Other expense during the three months ended March 31, 2016 consisted of interest expense of $153,514, a loss on conversion of interest of $72,765 and a loss on extending the term of certain warrants for an addition one year period of $206,620. Other expense for the three months ended March 31, 2015 consisted of a loss on extinguishment of debt of $596,648 and interest expense of $88,216 which was partially offset by a gain on conversion of interest of $12,841.

Net Loss

The lower net loss for the three months ended March 31, 2016 resulted from the higher gross profit, and lower other expense which were partially offset by higher operating expenses as described above. Net loss per common share was $0.03 and $0.04, respectively, for the three months ended March 31, 2016 and 2015. The weighted average number of shares outstanding for the three months ended March 31, 2016 and 2015 were 49,429,254 and 46,928,084, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Quarter Ended March 31,
	2016	2015

Net cash used in operating activities	$(879,453)	$(865,378)
Net cash used in investing activities	(52,358)	(529)
Net cash provided by financing activities	879,031	747,438
Net (decrease) in cash and cash equivalents	$(52,780)	$(118,469)

Net Cash Used in Operating Activities

Net cash used during the three months ended March 31, 2016 resulted primarily from the net loss of $1,582,970, a decrease in accounts payable and the accrual for settlement of $114,236 and $80,000, respectively, which were partially offset by the losses on extension of warrants and conversion of interest of $206,620 and $72,765, respectively, stock based compensation of $174,198, decreases in accounts receivable and inventories of $118,407 and $47,993, respectively, and an increase in accrued liabilities of $147,757.

Net cash used during the three months ended March 31, 2015 resulted primarily from the net loss of $1,689,934 and an increase in inventories of $87,555.  These were partially offset by the loss on extinguishment of debt of $596,648, stock based compensation of $221,759 and an increase in accrued liabilities of $53,777.

Net Cash Used in Investing Activities

The major difference in net cash used in investing activities for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 resulted from the purchase of equipment and a vehicle for the Company’s wildland operations.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2016, the Company received $225,245 in exchange for 508,822 shares of common stock in connection with a stock purchase agreement with Lincoln Park, and received $680,000 from advances under the $5 million secured convertible line of credit facility with our president and principal shareholder.  In addition, the Company issued two year warrants to purchase 783,963 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $26,214, as well as providing working capital.

During the three months ended March 31, 2015, the Company received $150,000 in exchange for 652,174 shares of common stock and two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in connection with a private placement and received $625,000 from advances under the convertible line of credit facility, all from our president and principal shareholder.  In addition, the Company issued two year warrants to purchase 1,202,814 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $27,562 as well as providing working capital.

Historical Financings

Since January 1, 2016, GelTech has received $1,080,000 in advances, at conversion rates from $0.36 to $0.55 per share against its convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 1,313,021 shares of common stock at $2.00 per share.

Since January 1, 2016, the Company has received $284,445 in exchange for 661,141 shares of common stock in connection with the stock purchase agreement with Lincoln Park.

On April 8, 2016, the Company and its president and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility described in Note 3 from $4 million to $5 million.  Under the Agreement, the Company may receive advances only with the prior approval of our president and principal shareholder.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Liquidity and Capital Resource Considerations

As of May 11, 2016, we had approximately $180,000 in available cash.

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

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s investments and the Purchase Agreement with Lincoln Park. If Mr. Reger were to cease providing us with working capital, our stock price were to fall below the floor price in the Purchase Agreement with Lincoln Park or we are unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 6 to the Unaudited Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Consolidated Financial Statements.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Further information on our risk factors is contained in our filings with the SEC, including our Prospectus dated April 6, 2016. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business.  During the period covered by this report, there were no material changes to any of the legal proceedings reported in our Transition Report on Form 10-K filed on March 31, 2016.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant (1)	January 2016 through March 2016	13,947 shares of common stock	Investor relations services valued at $6,000
Consultant (1)	January 2016	3,581 shares of common stock	Consulting services

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

On April 29, 2016, the Company appointed Mr. Victor Trotter as a director of the Company. Since 2004, Mr. Trotter has been the President and Technical Director of Trotter Controls, a product development and automation control systems company. Since October 2015, the Company has paid Trotter Controls approximately $173,000 for engineering and design services related to a research and development project. In connection with his appointment, Mr. Trotter received a grant of stock options under the Company’s equity incentive plan.

ITEM 6.

EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

May 12, 2016	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

May 12, 2016	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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