Form 10-Q
period 2016-06-30
GelTech Solutions, Inc.
filed 2016-08-12
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at August 12, 2016
Common Stock, $0.001 par value per share	51,591,131 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash	$168,185	$135,266
Accounts receivable trade, net	197,155	156,733
Settlement receivable	300,000	—
Inventories	1,397,339	1,428,157
Prepaid expenses and other current assets	26,239	89,808
Total current assets	2,088,918	1,809,964

Furniture, fixtures and equipment, net	253,212	134,259
Deposits	16,086	16,086

Total assets	$2,358,216	$1,960,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$193,064	$271,566
Accrued expenses	322,123	344,094
Settlement accrual	320,631	80,000
Deferred revenue	14,667	—
Insurance premium finance contract	8,013	54,611
Total current liabilities	858,498	750,271
Convertible notes - related party, net of discounts	2,951,234	2,946,118
Convertible line of credit – related party, net of discounts	3,801,642	2,746,336
Total liabilities	7,611,374	6,442,725

Commitments and contingencies (Note 5)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 51,166,606 and 48,972,496 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	51,167	48,972
Additional paid in capital	40,451,921	38,754,495
Accumulated deficit	(45,756,246)	(43,285,883)
Total stockholders' deficit	(5,253,158)	(4,482,416)

Total liabilities and stockholders' deficit	$2,358,216	$1,960,309

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$484,934	$433,246	$703,304	$533,603
Cost of goods sold	135,112	219,559	211,135	254,371
Gross profit	349,822	213,687	492,169	279,232

Operating expenses:
Selling, general and administrative expenses	1,005,203	1,390,152	2,179,675	2,462,828
Research and development	37,514	27,757	155,463	38,739

Total operating expenses	1,042,717	1,417,909	2,335,138	2,501,567

Loss from operations	(692,895)	(1,204,222)	(1,842,969)	(2,222,335)

Other income (expense)
Other income	300,000	1,700	300,000	1,900
Interest income	3	3	6	5
Gain (loss) on conversion of interest	—	—	(72,765)	12,841
Loss on extinguishment of debt	—	—	—	(596,648)
Loss on extension of warrants	—	—	(206,620)	—
Loss on settlement	(320,631)	(412,867)	(320,631)	(412,867)
Interest expense	(173,870)	(80,080)	(327,384)	(168,296)
Total other income (expense)	(194,498)	(491,244)	(627,394)	(1,163,065)

Net loss	$(887,393)	$(1,695,466)	$(2,470,363)	$(3,385,400)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted average shares outstanding - basic and diluted	50,409,090	47,511,512	49,894,633	47,248,260

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,470,363)	$(3,385,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(21,875)	2,024
Depreciation	34,990	28,446
Amortization of debt discounts	65,654	33,847
Loss (gain) on conversion of interest	72,765	(12,841)
Loss on extinguishment of debt	—	596,648
Warrants issued for services	44,477	—
Common stock issued for services	11,267	—
Loss on extension of warrants	206,620	—
Employee stock option compensation expense	298,808	588,127
Changes in assets and liabilities:
Accounts receivable	(18,547)	(174,423)
Settlement receivable	(300,000)	—
Inventories	30,818	(137,992)
Prepaid expenses and other current assets	63,569	49,846
Accounts payable	(78,502)	201,778
Deferred revenue	14,667	—
Settlement accrual	240,631	451,000
Accrued expenses	276,206	127,831
Net cash used in operating activities	(1,528,815)	(1,631,109)

Cash flows from Investing Activities
Purchases of equipment	(153,943)	(11,893)
Net cash used in investing activities	(153,943)	(11,893)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	407,275	—
Proceeds from sale of stock and warrants	150,000	150,000
Proceeds from sale of stock in private placements	—	104,250
Proceeds from advances on convertible line of credit with related parties	1,205,000	1,375,000
Payments on insurance finance contract	(46,598)	(54,740)
Net cash provided by financing activities	1,715,677	1,574,510

Net (decrease) increase in cash	32,919	(68,492)
Cash - beginning	135,266	195,615
Cash - ending	$168,185	$127,123

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,188	$1,486
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$105,116	$75,609
Loan discount from warrants	$105,116	$75,609
Stock issued for vehicle	$—	$16,000
Stock issued for services	$—	$1,674
Stock issued for accrued interest	$298,177	$149,811

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

NOTE 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2015 filed on June 30, 2016.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Inventories as of June 30, 2016 consisted of raw materials and finished goods in the amounts of $577,740 and $819,599, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the six months ended June 30, 2016 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

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

During the three months ended June 30, 2016, the Company entered into two agreements with a state forestry agency whereby the Company agreed to pay for and build two fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations.  In connection with the agreement, the state agency has the use of the equipment in exchange for paying a premium price per bucket for our HVO-F aerial FireIce product and also making an initial minimum purchase of 200 buckets per year.  As such, the Company has deferred the premium portion of the bucket price for the minimum purchase amount and will recognize the revenue related to the premium over 12 months.  For the six months ended June 30, 2016, the Company deferred $16,000 of the minimum purchase amounts and recognized $1,333 in revenue.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At June 30, 2016, there were options to purchase 10,710,340 shares of the Company’s common stock, warrants to purchase 12,198,183 shares of the Company’s common stock and 18,819,502 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

The fair values of stock options and warrants granted during the period from January 1, 2016 to June 30, 2016 were estimated using the following assumptions:

Risk free interest rate	0.64% - 1.49%
Expected term (in years)	2.0 - 5.0
Dividend yield	––
Volatility of common stock	103.14% - 104.54%
Estimated annual forfeitures	––

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

No additional Accounting Standards Updates (ASUs) which were not effective until after June 30, 2016 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of June 30, 2016, the Company had an accumulated deficit and stockholders’ deficit of $45,756,246 and $5,253,158 respectively, incurred losses from operations of $1,842,969 for the six months ended June 30, 2016 and used cash in operations of $1,528,815 during the six months ended June 30, 2016.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six months ended June 30, 2016, the Company received $1,205,000 in advances from its convertible line of credit with its president and principal shareholder. The Company also received $407,275 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the six months ended June 30, 2016, the Company recognized interest expense of $74,700. As of June 30, 2016, the principal balance of the note is $1,997,483 and accrued interest amounted to $61,566. In February 2016, the Company issued 428,032 shares of common stock to its president and principal shareholder in payment of accrued interest of $149,811 resulting in a loss on conversion of interest of $72,765.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the six months ended June 30, 2016 the Company recorded interest expense of $5,116 to amortize the discounts related to the warrants of the note, originated in July 2013. As of June 30, 2016, the balance of the unamortized discount related to the warrants was $46,249. As of June 30, 2016, the principal balance on this note is $1,000,000 and accrued interest amounted to $72,740.

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

For the six months ended June 30, 2016, the Company received eight advances totaling $1,205,000 with conversion rates between $0.35 and $0.55 per share, and issued two year warrants to purchase 1,491,593 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $105,116 and $105,116, respectively. During the six months ended June 30, 2016, the Company has recognized interest expense of $60,538 related to the amortization of loan discounts. As of June 30, 2016, the principal balance of the advances was $4,470,000, the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $334,179 and $334,179, respectively, and the balance of accrued interest was $121,252.

The calculated loan discounts were based on the relative fair value of the warrants which were calculated by the Company using the Black Scholes option pricing model, using volatilities of between 103.14% and 104.23%, based on the Company’s historical stock price, discount rates from 0.64% to 0.90%, and expected terms of 2 years, the term of the warrants.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

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

During the three months ended June 30, 2016, the Company issued 507,129 shares of common stock in exchange for $182,030 in connection with the Lincoln Park Purchase Agreement.

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

During the three months ended June 30, 2016, the Company issued 4,167 shares of common stock in payment of investor relation services valued at $2,000.  In addition, the Company issued 3,489 shares of common stock in payment of consulting services valued at $1,611.

In April 2016, the Company issued 296,371 shares of commons stock to its president and principal shareholder upon the conversion of accrued interest in the amount of $148,365 related to the advances under the Secured Revolving Convertible Promissory Note Agreement. No gain or loss will be recognized on the conversion as the conversion price used was the current price of the stock.

In June 2016, the Company issued 428,572 shares of common stock and two year warrants to purchase 214,286 shares of common stock at an exercise price of $2.00 per share to a director and his wife in exchange for $150,000 in connection with a private placement.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2016 to June 30, 2016, was $282,074 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2016 the total compensation cost for stock options not yet recognized was approximately $52,356.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the six months ended June 30, 2016 was $61,211.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the six months ended June 30, 2016, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

In January 2016, the Company granted a one year extension for warrants to purchase 3,968,258 shares of common stock which were set to expire at various dates in 2016.  Of the warrants extended, 2,443,565 were held by our president and principal shareholder and a director.  In connection with the extension, the Company recorded other expense of approximately $207,000 for the six months ended June 30, 2016 representing the difference between the fair value of the old warrants and the extended warrants.

During the six months ended June 30, 2016, the Company issued five year warrants to purchase 150,000 shares of common stock at an exercise price of $0.39 per share in exchange for legal services.  The warrants were valued with the Black-Scholes option pricing model using a volatility of 103.14% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.49%.  The calculated fair value, $44,477 was recorded as expense for the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company issued two year warrants to purchase 1,491,593 shares of common stock at an exercise price of $2.00 per shares in connection with advances of $1,205,000 from its president and principal shareholder related to the convertible line of credit agreement.

In June 2016, the Company issued two year warrants to purchase 214,286 shares of common stock at an exercise price of $2.00 per share to a director and his wife in connection with a private placement.

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

In July 2016, the Company entered into a settlement agreement with the plaintiff whereby the Company agreed to pay the plaintiff $250,000 and issue the plaintiff five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share, in exchange for the dismissal of all claims against the Company.  The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.01%, resulting in a fair value of $70,631.  As such, the Company recorded a loss on settlement of $320,631 for the six months ended June 30, 2016.

In June 2016, the Company entered into a settlement agreement with its employment practices insurance company related to the Company’s suit against the insurance company for failure to cover post trial legal costs related to the suit described above in this Note 5.  Under the settlement agreement, the insurance company agreed to pay the Company $300,000, which payment was received in July 2016.  As such the Company recorded a gain on settlement of $300,000 for the six months ended June 30, 2016.

In January 2016, the Company entered into a settlement agreement with a former shareholder of the Company’s predecessor company under which the Company paid $80,000 in exchange for a general release.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

NOTE 6 – Related Party Transactions

During the six months ended June 30, 2016, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Notes 3 and 8.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2016. As of June 30, 2016, there were no cash balances held in depository accounts that are not insured.

At June 30, 2016, four customers accounted for 36.8%, 21.7%, 15.1% and 12.4% of accounts receivable.

For the six months ended June 30, 2016, three customers accounted for 20.0%, 18.6% and 17.3% of sales.

Approximately 13.4% of revenue was generated from customers outside the United States during the six months ended June 30, 2016.

During the six months ended June 30, 2016, sales primarily resulted from three products, FireIce®, Soil2O® and FireIce Shield® which made up 68.1%, 14.1% and 14.0%, respectively, of total sales. Of the FireIce® sales, 94.1% related to the sale of FireIce® products and 5.6% related to sales of the FireIce extinguishers and educator equipment.  Of the Soil2O® sales, 39.8% related to traditional sales of Soil2O® and 57.8% related to sales of Soil2O® Dust Control.  Of the FireIce Shield® sales, 46.6% consisted sales of asset protection canisters and refills and 52.7% consisted of sale of spray bottles for use by welders and plumbers.

One vendor accounted for 62.2% of the Company’s approximately $166,000 in purchases of raw material, finished goods and packaging during the six months ended June 30, 2016.

During the six months ended June 30, 2016, our president and principal shareholder provided 100% of the Company’s debt financing.

NOTE 8 – Subsequent Events

In accordance with the 2007 Equity Incentive Plan, on July 1, 2016, the Company issued options to purchase 680,000 shares of common stock to directors. The options have an exercise price of $0.37 per share, vest on June 30, 2017¸ subject to continuing service as a director and have a ten-year term. The options were valued using the Black-Scholes model using a volatility of 104.37% (derived using the historical market price for the Company’s common stock), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.49%. The fair value of these options, $198,236, will be recognized as expense over the requisite service period.

Since July 1, 2016, the Company has issued two year warrants to purchase 261,116 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $175,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rate of the advance was $0.3351.

Since July 1, 2016, the Company has issued 151,927 shares of common stock to Lincoln Park in exchange for $49,205 in connection with the Purchase Agreement.

Since July 1, 2016, the Company has issued 2,328 shares of common stock in exchange for consulting services valued at $900.

In July 2016, the Company issued 270,270 shares of common stock and two year warrants to purchase 135,135 shares of common stock at an exercise price of $2.00 per share in exchange for $100,000 in connection with a private placement with an accredited investor.

In July 2016, the Company issued 208,333 shares of common stock to its president and principal stockholder in payment of accrued interest in the amount of $75,000 related to a convertible note.

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

Overview

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion; (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Sales	$703,304	$533,603	$169,701	31.8%
Cost of Goods Sold	211,135	254,371	(43,236)	(17.0%)
Gross Profit	492,169	279,232	212,937	76.3%
Operating Expenses:
Selling General and Administrative	2,179,675	2,462,828	(283,153)	(11.5%)
Research and Development	155,463	38,739	116,724	301.3%
Loss from Operations	(1,842,969)	(2,222,335)	379,366	(17.7%)
Other Income (Expense)	(627,394)	(1,163,065)	535,671	(46.1%)
Net Loss	$(2,470,363)	$(3,385,400)	$915,037	(27.0%)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Sales

Sales of product during the six months ended June 30, 2016 consisted of $478,933 for FireIce® and related products, $99,483 for Soil2O® and Soil2O® Dust Control, $98,570 for FireIce Shield® and $3,858 for GT-W14.  FireIce® sales consisted of $440,742 related to product sales primarily to wildland firefighting agencies and $13,718 related to sales of extinguishers and product to our municipal distributor. The Soil2O® sales consisted of sales of Soil2O® topical of $38,652 and sales of Soil2O® dust control of $56,229. Sales of FireIce Shield® consisted of sales of asset protection canisters of $45,978 plus sales of FireIce Shield spray bottles of $51,917.  Both FireIce® wildland sales and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate FireIce Shield® sales to be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The decrease in cost of goods sold was the result of the inventory amounting to $67,439 written off for obsolescence during the six months ended June 30, 2015 which was partially offset by the increase in sales. Cost of sales as a percentage of sales was 30.0% for the six months ended June 30, 2016 as compared to 35.0% for the six months ended June 30, 2015, after factoring out the obsolescence write off.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended June 30, 2016.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the six months ended June 30, 2016 resulted primarily from (1) a decrease in equity base compensation of $289,319 resulting from fewer warrants granted to consultants during the six months ended June 30, 2016; (2) a decrease in professional fees resulting from a reduction of fees related to litigation of approximately $106,000 which was partially offset by an increase in audit fees of approximately $37,000 due to the change in our fiscal year end; (3) a decrease in sales and marketing expense related to last year’s marketing campaign for the Soil2O® Home Lawn Kit and (4) a decrease in bad debt expense of $23,899 due to the receipt of payment for an account that was previously written off.  These decreases were partially offset by (1) an increase in salaries and employee benefits of $57,379 as a result of additional consulting fees and commissions which were partially offset by reductions in staff; (2) an increase in investor relations expense of $20,216 as a result of our hiring a new investor relations firm; and (3) an increase in travel expense of $32,254 related primarily to setting up airbases in one state and one Canadian province.

Research and Development Expenses

The research and development expenses for the six months ended June 30, 2016 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The decrease in loss from operations resulted from the higher gross profit and the lower operating expenses as described above.

Other Income (Expense)

Other expense during the six months ended June 30, 2016 consisted of (1) interest expense of $327,384; (2) a loss on litigation settlement of $320,631 resulting from claims brought against the Company by a former employee, which was partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier; (3) a loss on extending the term of certain warrants for an additional one year period of $206,620; and (4) a loss on conversion of interest of $72,765  Other expense for the six months ended June 30, 2015 consisted of (1) a loss on extinguishment of debt of $596,648; (2) a loss on settlement of $412,867 related to a former director and employee, and (3) interest expense of $168,296 which was partially offset by a gain on conversion of interest of $12,841.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Loss

The lower net loss for the six months ended June 30, 2016 resulted from the higher gross profit, and lower operating costs and lower other expense as described above. Net loss per common share was $0.05 and $0.07, respectively, for the six months ended June 30, 2016 and 2015. The weighted average number of shares outstanding for the six months ended June 30, 2016 and 2015 were 49,894,633 and 47,248,260, respectively.

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Sales	$484,934	$433,246	$56,688	11.9%
Cost of Goods Sold	135,112	219,559	(84,447)	(38.5%)
Gross Profit	349,822	213,687	136135	63.7%
Operating Expenses:
Selling General and Administrative	1,005,203	1,390,152	(384,949)	(27.7%)
Research and Development	37,514	27,757	9,757	35.1%
Loss from Operations	(692,895)	(1,204,222)	511,327	(42.5%)
Other Income (Expense)	(194,498)	(491,244)	296,746	(60.4%)
Net Loss	$(887,393)	$(1,695,466)	$808,073	(47.7%)

Sales

Sales of product during the three months ended June 30, 2016 consisted of $376,233 for FireIce® and related products, $39,349 for Soil2O®, $45,763 for FireIce Shield® and $1,209 for GT-W14.  FireIce® sales consisted of $353,225 related to product sales primarily to wildland firefighting agencies and $11,273 related to sales of extinguishers and product to our municipal distributor. The Soil2O® sales consisted of sales of Soil2O® topical of $9,184 and sales of Soil2O® dust control of $27,798. Sales of FireIce Shield® consisted of sales of asset protection canisters of $1,408 plus sales of FireIce Shield spray bottles of $44,120.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate that FireIce Shield® sales will be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The decrease in cost of goods sold was the result of a write-off of inventory for obsolescence amounting to $67,439 during the three months ended June 30, 2015 which was partially offset by the increase in sales. Cost of sales as a percentage of sales was 27.8% for the three months ended June 30, 2016 as compared to 35.1% for the three months ended June 30, 2015, after factoring out the obsolescence write off.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended June 30, 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the three months ended June 30, 2016 resulted primarily from (1) a decrease in equity base compensation  of $241,758 resulting from fewer warrants granted to consultants during the three months ended June 30, 2016; (2) a decrease in professional fees of $131,862 resulting from a reduction of fees related to litigation of approximately $91,000 which, a decrease in general legal expense of approximately $32,000 due to fewer public filings during the quarter and a reduction of legal fees related to patents and trademarks of approximately $9,000; (3) a decrease in sales and marketing expense of $32,058 related to last year’s marketing campaign for the Soil2O® Home Lawn Kit and (4) a decrease in bad debt expense of $23,899 due to the receipt of payment for an account that was previously written off.  These decreases were partially offset by (1) an increase in salaries and employee benefits of $16,860 as a result of additional consulting fees and commissions which were partially offset by reductions in staff; (2) an increase in facilities expense of $16,997 as a result of our using two additional strategically located third party warehouses for inventory; and (3) an increase in travel expense of $20,942 related primarily to setting up airbases in two states and one Canadian province.

Research and Development Expenses

The research and development expenses for the three months ended June 30, 2016 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The improvement in the loss from operations for the three months ended June 30, 2016 resulted from the higher gross profit and lower operating expenses as described above.

Other Income (Expense)

Other expense during the three months ended June 30, 2016 consisted of (1) interest expense of $173,870 and (2) a loss on litigation settlement of $320,631 resulting from claims brought against the Company by a former employee, which was partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier.  Other expense for the three months ended June 30, 2015 consisted of (1) a loss on settlement of $412,867 related to a former director and employee, and (3) interest expense of $80,080.

Net Loss

The lower net loss for the three months ended June 30, 2016 resulted from the higher gross profit, lower operating expenses and lower other expense as described above. Net loss per common share was $0.02 and $0.04, respectively, for the three months ended June 30, 2016 and 2015. The weighted average number of shares outstanding for the three months ended June 30, 2016 and 2015 were 50,409,090 and 47,511,512, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net cash used in operating activities	$(649,362)	$(765,731)	$(1,528,815)	$(1,631,109)
Net cash used in investing activities	(101,585)	(11,364)	(153,943)	(11,893)
Net cash provided by financing activities	836,646	827,072	1,715,677	1,574,510
Net increase (decrease) in cash	$85,699	$49,977	$32,919	$(68,492)

Net Cash Used in Operating Activities

Net cash used during the six months ended June 30, 2016 resulted primarily from the net loss of $2,470,363, a decrease in accounts payable of $78,502 and increases in accounts receivable and settlement receivable of $18,547 and $300,000, respectively, which were partially offset by the losses on extension of warrants and conversion of interest of $206,620 and $72,765, respectively, stock based compensation of $298,808 and increases in accrued liabilities and accrued settlements of, $276,206 and $240,631, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net cash used during the six months ended June 30, 2015 resulted primarily from the net loss of $3,385,400 and an increase in inventories and accounts receivable of $174,423 and $137,992, respectively.  These were partially offset by the loss on extinguishment of debt of $596,648, stock based compensation of $588,127, increases in accounts payable and accrued liabilities of $201,778 and $127,831, respectively, and an increase in accrued settlements of $451,000.

Net Cash Used in Investing Activities

The major difference in net cash used in investing activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 resulted from the purchase of equipment to mix and store our wildland product on airbases and for an additional vehicle for the Company’s wildland operations.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2016, the Company received $407,275 in exchange for 1,015,951 shares of common stock in connection with a stock purchase agreement with Lincoln Park, received $1,205,000 from advances under the $5 million secured convertible line of credit facility with our president and principal shareholder, and received $150,000 in exchange for 428,572 shares of common stock and two year warrants to purchase 214,286 shares of common stock at an exercise price of $2.00 per share in connection with private placements with a director and his wife. In addition, the Company issued two year warrants to purchase 1,491,593 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $46,598, as well as providing working capital.

During the six months ended June 30, 2015, the Company received $150,000 in exchange for 652,174 shares of common stock and two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in connection with a private placement and received $1,375,000 from advances under the convertible line of credit facility, all from our president and principal shareholder.  In addition, the Company issued two year warrants to purchase 2,104,990 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The Company also received $104,250 in exchange for 255,428 shares of commons stock in connection with private placements with three accredited investors. The amounts received were used to make payments on insurance premium finance contracts of $54,740 as well as providing working capital.

Historical Financings

Since January 1, 2016, GelTech has received $1,380,000 in advances, at conversion rates from $0.3351 to $0.55 per share against its convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 1,752,709 shares of common stock at $2.00 per share.

Since January 1, 2016, the Company has received $456,480 in exchange for 1,167,878 shares of common stock in connection with the stock purchase agreement with Lincoln Park and has received $250,000 in exchange for 698,842 shares of common stock and two year warrants to purchase 349,421 shares of common stock at an exercise price of $2.00 per share in connection with private placements with a director and his wife and one other accredited investor.

Liquidity and Capital Resource Considerations

As of August 12, 2016, we had approximately $286,000 in available cash.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Until the Company generates sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s investments and the Purchase Agreement with Lincoln Park.  If Mr. Reger were to cease providing working capital, the stock price were to fall below the floor price in the Purchase Agreement with Lincoln Park or the Company is unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements and expected increase in sales of our products, revenues and number of states ordering our products. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, failure to obtain regulatory approval on our products, the failure to keep the Lincoln Park registration statement effective or Lincoln Park suffering unanticipated liquidity issues.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In July 2016, the Company entered into a settlement agreement with David Hopkins, a former employee, whereby the Company agreed to pay Mr. Hopkins $250,000 and issue him five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share, in exchange for Mr. Hopkins dismissing all claims against the Company and the Company taking actions to cause the judgement against Mr. Hopkins to be vacated.

In June 2016, the Company entered into a settlement agreement with its employment practices insurance company related to the Company’s suit against the insurance company for failure to cover post trial legal costs related to the suit by Mr. Hopkins.  Pursuant to the settlement agreement, the insurance company paid the Company $300,000.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below:

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant (1)	June 2016	3,489 shares of common stock	Consulting services valued at $1,611
Consultant (1)	April 2016	4,167 shares of common stock	Investor relations services valued at $2,000

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

On August 12, 2016, the Company issued two year warrants to purchase 261,116 shares of common stock at an exercise price of $2.00 per share in exchange for an advance in the amount of $175,000 from Michael Reger, the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rate of the advance was $0.3351.  The transaction was exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

None, with the exception of the advancement by Mr. Michael Reger disclosed under Part II, Item 2 above.

ITEM 6.

EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

August 12, 2016	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

August 12, 2016	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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