Form 10-Q
period 2016-09-30
GelTech Solutions, Inc.
filed 2016-11-14
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at November 11, 2016
Common Stock, $0.001 par value per share	53,602,452 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash	$108,107	$135,266
Accounts receivable trade, net	39,702	156,733
Inventories	1,637,391	1,428,157
Prepaid expenses and other current assets	97,698	89,808
Total current assets	1,882,898	1,809,964

Furniture, fixtures and equipment, net	260,461	134,259
Deposits	16,086	16,086

Total assets	$2,159,445	$1,960,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$224,957	$271,566
Accrued expenses	383,205	344,094
Settlement accrual	—	80,000
Deferred revenue	10,667	—
Insurance premium finance contract	43,149	54,611
Total current liabilities	661,978	750,271
Convertible notes - related party, net of discounts	2,953,821	2,946,118
Convertible line of credit – related party, net of discounts	4,347,404	2,746,336
Total liabilities	7,963,203	6,442,725

Commitments and contingencies (Note 5)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 52,305,513 and 48,972,496 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	52,306	48,972
Additional paid in capital	41,063,317	38,754,495
Accumulated deficit	(46,919,381)	(43,285,883)
Total stockholders' deficit	(5,803,758)	(4,482,416)

Total liabilities and stockholders' deficit	$2,159,445	$1,960,309

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$217,437	$536,456	$920,741	$1,070,059
Cost of goods sold	71,131	178,100	282,266	432,471
Gross profit	146,306	358,356	638,475	637,588

Operating expenses:
Selling, general and administrative expenses	1,069,781	1,153,432	3,249,456	3,616,260
Research and development	50,765	37,794	206,228	76,533

Total operating expenses	1,120,546	1,191,226	3,455,684	3,692,793

Loss from operations	(974,240)	(832,870)	(2,817,209)	(3,055,205)

Other income (expense)
Other income	—	56,956	300,000	58,856
Interest income	2	—	8	5
Gain (loss) on conversion of interest	—	—	(72,765)	12,841
Loss on extinguishment of debt	—	—	—	(596,648)
Loss on extension of warrants	—	—	(206,620)	—
Loss on settlement	—	—	(320,631)	(412,867)
Interest expense	(188,897)	(113,694)	(516,281)	(281,990)
Total other income (expense)	(188,895)	(56,738)	(816,289)	(1,219,803)

Net loss	$(1,163,135)	$(889,608)	$(3,633,498)	$(4,275,008)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.09)

Weighted average shares outstanding - basic and diluted	51,835,515	47,966,677	50,562,616	47,490,364

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,633,498)	$(4,275,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(21,875)	2,024
Depreciation	60,064	44,104
Amortization of debt discounts	107,347	50,461
Loss (gain) on conversion of interest	72,765	(12,841)
Loss on extinguishment of debt	—	596,648
Warrants issued for services	44,477	—
Common stock issued for services	12,167	—
Loss on extension of warrants	206,620	—
Employee stock option compensation expense	367,787	774,470
Changes in assets and liabilities:
Accounts receivable	138,906	(420,552)
Inventories	(209,234)	(321,081)
Prepaid expenses and other current assets	46,764	68,846
Accounts payable	(46,609)	62,410
Accrued expenses	412,289	187,192
Deferred revenue	10,667	—
Settlement accrual	(9,369)	136,000
Reversal of litigation accrual	—	(56,956)
Net cash used in operating activities	(2,440,732)	(3,164,283)

Cash flows from Investing Activities
Purchases of equipment	(186,266)	(18,156)
Net cash used in investing activities	(186,266)	(18,156)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	610,955	—
Proceeds from sale of stock and warrants	250,000	150,000
Proceeds from sale of stock in private placements	—	114,250
Proceeds from advances on convertible line of credit with related parties	1,805,000	2,865,000
Payments on insurance finance contract	(66,116)	(74,089)
Net cash provided by financing activities	2,599,839	3,055,161

Net decrease in cash	(27,159)	(127,278)
Cash - beginning	135,266	195,615
Cash - ending	$108,107	$68,337

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,829	$2,412
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$151,788	$242,100
Loan discount from warrants	$151,788	$242,100
Stock issued for vehicle	$—	$16,000
Stock issued for services	$—	$1,674
Stock issued for accrued interest	$373,178	$224,811
Warrants issued for settlement accrual	$70,631	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

NOTE 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by welders, plumbers, first responders and consumers to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the construction and mining industries, in rural communities with unpaved roads, as well as by equestrian facilities and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion;  (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires and (3)  the FireIce Shield® spray unit which can be used to protect assets for industrial applications including protecting communication towers during welding.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of GelTech. See further discussion in Note 2.

The corporate office is located in Jupiter, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in FireIce Gel, Inc., Weather Tech Innovations, Inc. and GelTech International, Inc. and these entities are in the process of being dissolved.

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Inventories as of September 30, 2016 consisted of raw materials and finished goods in the amounts of $779,221 and $858,170, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the nine months ended September 30, 2016 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In June 2016, the Company entered into two agreements with a state forestry agency whereby the Company agreed to pay for and build two fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations.  In connection with the agreement, the state agency has the use of the equipment in exchange for paying a premium price per bucket for our HVO-F aerial FireIce product and also making an initial minimum purchase of 200 buckets per year.  As such, the Company has deferred the premium portion of the bucket price for the minimum purchase amount and will recognize the revenue related to the premium over 12 months.  For the nine months ended September 30, 2016, the Company has recognized $5,333 in revenue and has deferred $10,667 of the minimum purchase amounts.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At September 30, 2016, there were options to purchase 11,412,840 shares of the Company’s common stock, warrants to purchase 14,012,579 shares of the Company’s common stock and 20,978,023 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

The fair values of stock options and warrants granted during the period from January 1, 2016 to September 30, 2016 were estimated using the following assumptions:

Risk free interest rate	0.58% - 1.49%
Expected term (in years)	2.0 - 5.5
Dividend yield	––
Volatility of common stock	103.14% - 104.54%
Estimated annual forfeitures	––

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

No additional Accounting Standards Updates (ASUs) which were not effective until after September 30, 2016 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2016, the Company had an accumulated deficit and stockholders’ deficit of $46,919,381 and $5,803,758, respectively, incurred a loss from operations of $2,817,209 for the nine months ended September 30, 2016 and used cash in operations of $2,440,732 during the nine months ended September 30, 2016.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2016, the Company received $1,805,000 in advances from its convertible line of credit with its president and principal shareholder. The Company also received $610,955 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

Management believes that the Purchase Agreement with Lincoln Park and additional funding from its president and principal shareholder provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has three debt facilities outstanding, all of them held by its president and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. During the nine months ended September 30, 2016, the Company recognized interest expense of $112,358. As of September 30, 2016, the principal balance of the note is $1,997,483 and accrued interest amounted to $99,737. In February 2016, the Company issued 428,032 shares of common stock to its president and principal shareholder in payment of accrued interest of $149,811 resulting in a loss on conversion of interest of $72,765.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the nine months ended September 30, 2016 the Company recorded interest expense of $7,703 to amortize the discounts related to the warrants of the note, originated in July 2013. As of September 30, 2016, the balance of the unamortized discount related to the warrants was $43,662. In July 2016, the Company issued 208,333 shares of common stock in payment of accrued interest of $75,000. As of September 30, 2016, the principal balance on this note is $1,000,000 and accrued interest amounted to $16,644.

In connection with the debt modifications described above, the Company entered into a Secured Revolving Convertible Promissory Note Agreement for up to $4 million with its president and principal shareholder.  On April 8, 2016, the Company and its president and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its president and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreement, the Company may, with the prior approval of its president and principal shareholder, receive advances under this agreement. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s president and principal shareholder two year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

For the nine months ended September 30, 2016, the Company received twelve advances totaling $1,805,000 with conversion rates between $0.28 and $0.55 per share, and issued two year warrants to purchase 2,481,568 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $151,788 and $151,788, respectively. During the nine months ended September 30, 2016, the Company has recognized interest expense of $60,538 related to the amortization of loan discounts.  As of September 30, 2016, the principal balance of the advances was $5,070,000, the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $361,298 and $361,298, respectively, and the balance of accrued interest was $210,740.

The calculated loan discounts were based on the relative fair value of the warrants which were calculated by the Company using the Black Scholes option pricing model, using volatilities of between 103.14% and 105.41%, based on the Company’s historical stock price, discount rates from 0.58% to 0.90%, and expected terms of 2 years, the term of the warrants.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

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

During the three months ended September 30, 2016, the Company issued 657,946 shares of common stock in exchange for $203,680 in connection with the Lincoln Park Purchase Agreement.

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

In July 2016, the Company issued 270,270 shares of common stock and two year warrants to purchase 135,135 shares of common stock for $2.00 per share in exchange for $100,000 in a private placement with an accredited investor.

In July 2016, the Company issued 208,333 shares of common stock to its president and principal shareholder in payment of interest of $75,000 on a convertible note.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

In August 2016, the Company issued 2,328 shares of common stock to a consultant in exchange for services with a value of $900.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2016 to September 30, 2016, was $351,053 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2016 the total compensation cost for stock options not yet recognized was approximately $195,076.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the nine months ended September 30, 2016 was $61,211.

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

Warrants to Purchase Common Stock

Warrants Issued as Settlements

In July 2016, the Company issued five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share as part of a settlement.  The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.01%, resulting in a fair value of $70,631 which was included in loss on settlement for the nine months ended September 30, 2016.

Warrants Issued for Cash or Services

In January 2016, the Company granted a one year extension for warrants to purchase 3,968,258 shares of common stock which were set to expire at various dates in 2016.  Of the warrants extended, 2,443,565 were held by our president and principal shareholder and a director.  In connection with the extension, the Company recorded other expense of approximately $207,000 for the nine months ended September 30, 2016 representing the difference between the fair value of the old warrants and the extended warrants.

In January 2016, the Company issued five year warrants to purchase 150,000 shares of common stock at an exercise price of $0.39 per share in exchange for legal services.  The warrants were valued with the Black-Scholes option pricing model using a volatility of 103.14% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.49%.  The calculated fair value, $44,477 was recorded as expense for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company issued two year warrants to purchase 2,570,854 shares of common stock at an exercise price of $2.00 per shares in connection with advances of $1,805,000 from its president and principal shareholder related to the convertible line of credit agreement.

In June 2016, the Company issued two year warrants to purchase 214,286 shares of common stock at an exercise price of $2.00 per share to a director and his wife in connection with a private placement.

In July 2016, the Company issued two year warrants to purchase 135,135 shares of common stock at an exercise price of $2.00 per share in exchange for $100,000 in private placement with an accredited investor.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

NOTE 5 – Commitments and Contingencies

In January 2016, the Company entered into a settlement agreement with a former shareholder of the Company’s predecessor company under which the Company paid $80,000 in exchange for a general release. The Company recorded an accrual for this settlement as of December 31, 2015.

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff sought to recover certain of his personal property, which was used or stored in the Company’s offices and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices.  On October 14, 2015, the Court issued an order on Defendant GelTech’s Motion for Attorney’s Fees and Costs granting GelTech attorney fees and costs in excess of the amount of its litigation accrual for the case.  As such, the Company reversed the litigation accrual resulting in other income of $56,956 which was included in the Company’s statement of operations for the nine months ended December 31, 2015.  In November 2015, the Court issued a Final Judgement against the plaintiff in the amount of $510,499.  The plaintiff filed appeals which were pending.

In July 2016, the Company entered into a settlement agreement with the plaintiff whereby the Company agreed to pay the plaintiff $250,000 and issue the plaintiff five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share, in exchange for the dismissal of all claims against the Company.  The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.01%, resulting in a fair value of $70,631.  As such, the Company recorded a loss on settlement of $320,631 for the nine months ended September 30, 2016.

In June 2016, the Company entered into a settlement agreement with its employment practices insurance company related to the Company’s suit against the insurance company for failure to cover post trial legal costs related to the suit described above in this Note 5.  Under the settlement agreement, the insurance company agreed to pay the Company $300,000, which payment was received in July 2016.  As such the Company recorded a gain on settlement of $300,000 for the nine months ended September 30, 2016.

NOTE 6 – Related Party Transactions

During the nine months ended September 30, 2016, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Notes 3 and 8.

In April 2016, the Company appointed a new director to its board.  The new board member is a principal in a firm the Company hired to perform engineering and design services for the Company.  For the nine months ended September 30, 2016, the Company has paid $154,000 to the board member’s firm for engineering and design services, which are include in research and development costs in the consolidated statement of operations.

In August 2016, the board of directors awarded our acting CEO and Chief Technology Officer an incentive bonus of $75,000 to be paid over a 12 month period in recognition of the new products developed for the Company during 2016.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016. As of September 30, 2016, there were no cash balances held in depository accounts that are not insured.

At September 30, 2016, three customers accounted for 23.3%, 21.0%, and 13.0% of accounts receivable.

For the nine months ended September 30, 2016, four customers accounted for 19.0%, 16.8%, 15.7% and 13.2% of sales.

Approximately 18.3% of revenue was generated from customers outside the United States during the nine months ended September 30, 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

During the nine months ended September 30, 2016, sales primarily resulted from three products, FireIce®, Soil2O® and FireIce Shield® which made up 68.9%, 16.8% and 11.2%, respectively, of total sales. Of the FireIce® sales, 89.2% related to the sale of FireIce® products and 10.8% related to sales of the FireIce extinguishers and educator equipment.  Of the Soil2O® sales, 37.8% related to traditional sales of Soil2O® and 62.2% related to sales of Soil2O® Dust Control.  Of the FireIce Shield® sales, 47.9% consisted sales of asset protection canisters and refills and 52.1% consisted of sale of spray bottles for use by welders and plumbers.

Two vendors accounted for 40.8% and 17.7% of the Company’s approximately $505,000 in purchases of raw material, finished goods and packaging during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, our president and principal shareholder provided 100% of the Company’s debt financing.

NOTE 8 – Subsequent Events

In accordance with the 2007 Equity Incentive Plan, on October 24, 2016, the Company issued options to purchase 5,000 shares of common stock to a director upon his appointment to the compensation committee. The options have an exercise price of $0.27 per share and vest over a three year period, subject to continued service on the committee.  The options were valued using the Black-Scholes model using a volatility of 105.8% (derived using the historical market price for the Company’s common stock), an expected term of 6.5 years (using the simplified method) and a discount rate of 1.42%. The fair value of these options, $1,117, will be recognized as expense over the requisite service period.

Since October 1, the Company has issued two year warrants to purchase 218,596 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $125,000 from the Company’s president and principal shareholder in connection with the secured convertible line of credit agreement.  The conversion rate of the advances ranged from $0.28 to $0.29.

Since October 1, 2016, the Company has issued 404,081 shares of common stock to Lincoln Park in exchange for $104,120 in connection with the Purchase Agreement.

Since October 1, 2016, the Company has issued 892,858 shares of common stock and two year warrants to purchase 446,429 shares of common stock at an exercise price of $2.00 per share in exchange for $250,000 in connection with a private placement with an accredited investor.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Transition Report on Form 10-KT filed with the Securities and Exchange Commission, or the SEC, on March 31, 2016.

Overview

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by welders, plumbers, manufacturers, first responders and consumers to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the road construction and mining industries, as well as in rural communities with unpaved roads to deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water required for irrigation and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion; (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

USDA Correspondence

On October 3, 2016, the Company received a letter from United States Department of Agriculture, which oversees the U.S Forestry Service (“USFS”) regarding the clarification of the ingredients used in our FireIce product as well as a request by the USFS to provide an alternative name to be listed on the Qualified Products List (“QPL”) which distinguishes the product from the Company’s brand of FireIce.

The USFS letter requested the Company provide an alternative name to distinguish the QPL listed product, FireIce, from the Company’s unique and registered brand name FireIce®. The Company will be submitting a name change request from FireIce to FireIce 561-F, which maintains the root word FireIce, but in addition contains a distinguishing identifier that meets the approval of the USFS. The Company believes that the change in the name of FireIce will satisfy both the request of the USFS while maintaining the brand recognition of the Company.

If the Company is unable to come to a positive resolution with the USFS relating to the name change or our clarification of the ingredients, the USFS may remove FireIce from the QPL. In such event, the Company will be prohibited from selling FireIce for use on certain federal lands. This will have no effect on any federal agency contract now in existence, but may have an effect on future federal agency contracts with respect to FireIce, but not the next generation line of products, including but not limited to FireIce HVOF and other products in which the Company may seek USFS approval.

The FireIce HVOF product currently being used by state and provincial agencies is a formulation that includes the product, FireIce that is listed on the QPL, plus additional compounds to improve the visibility and performance of the product. The FireIce HVOF product produced by the Company is its next generation line of product which is superior to FireIce, its QPL listed product formulation. The Company anticipates it will be applying for USFS approval with respect to its next generation line of products, including FireIce HVOF.

Although state agencies are not required to purchase products listed on the QPL, there is no assurance that states will not be deterred from buying or continuing to buy FireIce HVOF should FireIce no longer be listed on the QPL.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Sales	$920,741	$1,070,059	$(149,318)	(13.9%)
Cost of Goods Sold	282,266	432,471	(150,205)	(34.7%)
Gross Profit	638,475	637,588	887	0.1%
Operating Expenses:
Selling General and Administrative	3,249,456	3,616,260	(366,804)	(10.1%)
Research and Development	206,228	76,533	129,695	169.5%
Loss from Operations	(2,817,209)	(3,055,205)	237,996	7.8%
Other Income (Expense)	(816,289)	(1,219,803)	403,514	(33.1%)
Net Loss	$(3,633,498)	$(4,275,008)	$641,510	15.0%

Sales

Sales of product during the nine months ended September 30, 2016 consisted of $634,398 for FireIce® and related products, $155,027 for Soil2O® and Soil2O® Dust Control, $103,261 for FireIce Shield® and $5,555 for GT-W14.  FireIce® sales consisted of $572,922 related to product and equipment, sales primarily to state and provincial wildland firefighting agencies and $42,457 related to sales of extinguishers and product to our municipal distributor. Our Wildland sales declined in 2016 as several state agencies had inventory remaining from 2015 purchases and there was a decline in the number and severity of wildfires this season in the states and provinces that use our product. The Soil2O® sales consisted of sales of Soil2O® topical of $58,547 and sales of Soil2O® dust control of $96,480. Sales of FireIce Shield® consisted of sales of asset protection canisters of $48,554 plus sales of FireIce Shield spray bottles of $53,091.  Both FireIce® wildland sales and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate FireIce Shield® sales to be less seasonal. We do not expect the USFS QPL issue, described above under USDA Correspondence to significantly affect wildland sales as our current customer base consists of state and provincial agencies who are not restricted from using products not on the QPL. We expect sales of FireIce Shield to increase with the hiring of a sales professional with experience in both the plumbing and welding supply businesses, plus the launch of our new ChargeSafe™ Case product which uses our FireIce Shield® product.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The decrease in cost of goods sold was the result of the decrease in sales, plus inventory amounting to $67,439 having been written off for obsolescence during the nine months ended September 30, 2015. Cost of sales as a percentage of sales was 30.7% for the nine months ended September 30, 2016 as compared to 34.10% for the nine months ended September 30, 2015, after factoring out the obsolescence write off.  The difference is due to differences in the sales mix.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended September 30, 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the nine months ended September 30, 2016 resulted primarily from (1) a decrease in equity base compensation of $406,683 resulting from fewer warrants granted to consultants during the nine months ended September 30, 2016; (2) a decrease in professional fees resulting from a reduction of fees related to litigation of $118,429; (3) a decrease in sales and marketing expense related to last year’s marketing campaign for the Soil2O® Home Lawn Kit and (4) a decrease in bad debt expense of $23,899 due to the receipt of payment for an account that was previously written off.  These decreases were partially offset by (1) an increase in salaries and employee benefits of $140,812 as a result of additional consulting fees and commissions which were partially offset by reductions in staff; (2) an increase in investor relations expense of $17,933 as a result of our hiring a new investor relations firm; and (3) an increase in travel expense of $72,876 related primarily to setting up multiple airbases in one state and one Canadian province.

Research and Development Expenses

The research and development expenses for the nine months ended September 30, 2016 related primarily to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The decrease in loss from operations resulted from the higher gross profit and the lower operating expenses as described above.

Other Income (Expense)

Other expense during the nine months ended September 30, 2016 consisted of (1) interest expense of $516,281; (2) a loss on litigation settlement of $320,631 resulting from claims brought against the Company by a former employee, which was partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier; (3) a loss resulting from extending the term of certain warrants for an additional one year period of $206,620; and (4) a loss on conversion of interest of $72,765.  Other expense for the nine months ended September 30, 2015 consisted of (1) a loss on extinguishment of debt of $596,648; (2) a loss on settlement of $412,867 related to a former director and employee, and (3) interest expense of $281,990 which was partially offset by a gain on conversion of interest of $12,841 and the reversal of a litigation accrual of $56,956 based on a court ruling.

Net Loss

The lower net loss for the nine months ended September 30, 2016 resulted from the higher gross profit, and lower operating costs and lower other expense as described above. Net loss per common share was $0.07 and $0.09, respectively, for the nine months ended September 30, 2016 and 2015. The weighted average number of shares outstanding for the nine months ended September 30, 2016 and 2015 were 50,562,616 and 47,490,364, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Sales	$217,437	$536,456	$(319,019)	(59.1%
Cost of Goods Sold	71,131	178,100	(106,969)	(60.1%)
Gross Profit	146,306	358,356	(212,050)	(59.2%)
Operating Expenses:
Selling General and Administrative	1,069,781	1,153,432	(83,651)	(7.3%)
Research and Development	50,765	37,794	12,971	34.3%
Loss from Operations	(974,420)	(832,870)	(141,370)	17.0%
Other Income (Expense)	(188,895)	(56,738)	(132,157)	233.0%
Net Loss	$(1,163,135)	$(889,608)	$(273,527)	(30.7%)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Sales

Sales of product during the three months ended September 30, 2016 consisted of $155,466 for FireIce® and related products, $55,545 for Soil2O®, $4,691 for FireIce Shield® and $1,697 for GT-W14.  FireIce® sales consisted of $148,929 related to product and equipment sales primarily to wildland firefighting agencies and $2,315 related to sales of extinguishers and product to our municipal distributor. Our Wildland sales declined in 2016 as several state agencies had inventory remaining from 2015 purchases and there was a decline in the number and severity of wildfires this season in the states and provinces that use our product. The Soil2O® sales consisted of sales of Soil2O® topical of $14,808 and sales of Soil2O® dust control of $37,893. Sales of FireIce Shield® consisted of sales of asset protection canisters of $2,576 plus sales of FireIce Shield spray bottles of $1,173.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate that FireIce Shield® sales will be less seasonal. Our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The decrease in cost of goods sold was the result of the decrease in sales. Cost of sales as a percentage of sales was 32.7% for the three months ended September 30, 2016 as compared to 33.2% for the three months ended September 30, 2015, primarily due to differences in the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the three months ended September 30, 2016 resulted primarily from (1) a decrease in equity based compensation of $117,364 resulting from fewer warrants granted to consultants during the three months ended September 30, 2016; (2) a decrease in professional fees of $59,250 resulting from a reduction of fees related to litigation; and (3) a decrease in sales and marketing expense of $50,268 related to last year’s marketing campaign for the Soil2O® Home Lawn Kit. These decreases were partially offset by (1) an increase in salaries and employee benefits of $83,433 as a result of additional consulting fees and commissions which were partially offset by reductions in staff; (2) an increase in facilities expense of $11,727 as a result of our using two additional strategically located third party warehouses for inventory; and (3) an increase in travel expense of $41,863 related primarily to setting up multiple airbases in one state and one Canadian province.

Research and Development Expenses

The research and development expenses for the three months ended September 30, 2016 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The increase in the loss from operations for the three months ended September 30, 2016 resulted from the lower gross profit which was only partially offset by the lower operating expenses as described above.

Other Income (Expense)

Other expense during the three months ended September 30, 2016 consisted of (1) interest expense of $188,897.  Other expense for the three months ended September 30, 2015 consisted of interest expense of $113,694 less other income of $56,956 related to the reduction of a litigation accrual based on a court ruling.

Net Loss

The higher net loss for the three months ended September 30, 2016 resulted from the lower gross profit and higher other expense which was partially offset by the lower operating expenses as described above. Net loss per common share was $0.02 and $0.02, respectively, for the three months ended September 30, 2016 and 2015. The weighted average number of shares outstanding for the three months ended September 30, 2016 and 2015 were 51,835,515 and 47,966,677, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net cash used in operating activities	$(911,917)	$(1,533,174)	$(2,440,732)	$(3,164,283)
Net cash used in investing activities	(32,323)	(6,263)	(186,266)	(18,156)
Net cash provided by financing activities	884,162	1,480,651	2,599,839	3,055,161
Net decrease in cash	$(60,078)	$(58,786)	$(27,159)	$(127,278)

Net Cash Used in Operating Activities

Net cash used during the nine months ended September 30, 2016 resulted primarily from the net loss of $3,633,498, a decrease in accounts payable of $46,609 and increases in inventory of $209,234, which were partially offset by the losses on extension of warrants and conversion of interest of $206,620 and $72,765, respectively, stock based compensation of $367,787 and increases in accrued liabilities of $412,289 and decreases in accounts receivable and prepaid expenses of $138,906 and $46,764, respectively.

Net cash used during the nine months ended September 30, 2015 resulted primarily from the net loss of $4,275,008 and an increase in inventories and accounts receivable of $321,081 and $420,552, respectively.  These were partially offset by the loss on extinguishment of debt of $596,648, stock based compensation of $774,470, increases in accounts payable, accrued settlements and accrued liabilities of $62,410, $79,044 and $187,192, respectively, and a decrease in prepaid expenses of $68,846.

Net Cash Used in Investing Activities

The major difference in net cash used in investing activities for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 resulted from the purchase of equipment to mix and store our wildland product on multiple airbases in the United States and Canada and for an additional vehicle for the Company’s wildland operations.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2016, the Company received $610,955 in exchange for 1,673,927 shares of common stock in connection with a stock purchase agreement with Lincoln Park, received $1,805,000 from advances under the $5 million secured convertible line of credit facility with our president and principal shareholder, and received $250,000 in exchange for 698,842 shares of common stock and two year warrants to purchase 349,421 shares of common stock at an exercise price of $2.00 per share in connection with two private placements including one with a director and his wife. In addition, the Company issued two year warrants to purchase 3,234,601 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $66,116, as well as providing working capital.

During the nine months ended September 30, 2015, the Company received $150,000 in exchange for 652,174 shares of common stock and two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in connection with a private placement and received $2,865,000 from advances under the convertible line of credit facility, all from our president and principal shareholder.  In addition, the Company issued two year warrants to purchase 2,104,990 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The Company also received $114,250 in exchange for 268,087 shares of common stock in connection with private placements with four accredited investors. The amounts received were used to make payments on insurance premium finance contracts of $74,089 as well as providing working capital.

Historical Financings

From January 1, 2016 through the date of this report, GelTech received $1,930,000 in advances, at conversion rates from $0.28 to $0.55 per share against its convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 2,700,164 shares of common stock at $2.00 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

From January 1, 2016 through the date of this report, the Company received $715,075 in exchange for 2,078,008 shares of common stock in connection with the stock purchase agreement with Lincoln Park and has received $500,000 in exchange for 1,591,700 shares of common stock and two year warrants to purchase 795,850 shares of common stock at an exercise price of $2.00 per share in connection with three private placements, one with a director and his wife and two with another accredited investor.

Liquidity and Capital Resource Considerations

As of November 14, 2016, we had approximately $120,000 in available cash.

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

In September 2016, the Company and its president and principal shareholder entered into the Second Amendment to a Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million.  As of the filing date of this report, Mr. Reger has advanced $5,195,000 to the Company under the credit facility.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and anticipated capital asset requirements and expected increase in sales of our products, revenues, number of states ordering our products, impact of the USFS QPL issue on sales of FireIce. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, failure to obtain regulatory approval on our products, obtaining advances under the Reger credit facility, states choosing not to purchase FireIce as a result of the USFS QPL issue, the failure to keep the Lincoln Park registration statement effective, our stock price falling below the minimum stock price requirement under the Lincoln Park Agreement or Lincoln Park suffering unanticipated liquidity issues.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

There were no material changes to outstanding legal proceedings during the three months ended September 30, 2016.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below:

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	July 2016	270,270 shares of common stock and warrants to purchase 135,135 shares of common stock for $2.00 per share	Private Placement
Consultant (1)	August 2016	2,328 shares of common stock	Wildland consulting services valued at $900

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES

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

GELTECH SOLUTIONS, INC.

November 14, 2016	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

November 14, 2016	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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