Form 10-K
period 2016-12-31
GelTech Solutions, Inc.
filed 2017-03-28
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10 million based on the June 30, 2016 closing price of $0.365 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 56,090,687 shares outstanding as of March 24, 2017.

PART I

ITEM 1. BUSINESS

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

•

FireIce® products – a line of fire suppression and fire retardant products and the equipment used for their varied applications, including the Emergency Manhole FireIce Delivery System (“EMFIDS”),

•

FireIce Shield®, a line of asset protection products including welding blankets used during “hot work” by plumbers and welders and the FireIce Shield® CTP unit used to protect communication towers during welding and cutting,

•

Soil₂O®Dust Control products – including Soil₂O® “Dust Control” which is effective at controlling airborne particulate matter while substantially reducing water usage on traffic areas, and Soil₂O® Soil Cap, a product which is effective at controlling dust and erosion of non-traffic and storage areas, and

•

Soil₂O® – a line of agricultural moisture retention products, including Soil₂O® Topical and Soil₂O® Granular.

FireIce®

Product Overview

We market FireIce® and the related equipment to deploy FireIce® to the following industry sectors:

•

State and Federal agencies responsible for protecting property and natural resources from wildfires.

•

Municipal fire departments and firefighting agencies responsible for responding to fires primarily in urban areas.

•

Utility companies responsible for protecting above ground and underground infrastructure and improving safety for workers and the public.

•

Other industrial and agricultural companies and organizations to protect assets and crop stockpiles.

Characteristics of our FireIce® Product

FireIce® is the registered trade name of our fire suppression product. FireIce® is a dry powder that when added to water in very low concentrations, rapidly absorbs water to produce a gel whose viscosity depends on the selected concentration. The dry powder can be easily mixed with water. Within seconds of being mixed with water, FireIce® is ready to use, turning into a fire preventing, heat absorbing and fire suppressing gel. In many applications the gel forms a cohesive layer which acts as a vapor barrier prolonging the effectiveness of the water. Due to the gel layer created by FireIce® on burning and adjacent objects, FireIce® also has the ability to suffocate a fire.

FireIce® has the following properties. We believe it:

•

is non-toxic,

•

is environmentally safe,

•

is non-corrosive to metals,

•

mixes easily with water,

•

reduces the threat of a fire rekindling,

•

has superior vertical adhesion ability for structure / exposure protection,

•

extinguishes fires more rapidly than traditional methods, and

•

is lighter when mixed with water than competing products thus reducing airframe stress in aerial applications.

Industry Segments

Wildland Agencies

The United States Forest Service (the “Forest Service”) and the Department of the Interior are responsible for protecting most federal lands from wildland fires. For their fiscal year ended September 30, 2017, approximately $4.9 billion has been appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildland fires, which includes approximately $874 million to be used in the suppression of wildland fires.

FireIce® is used to combat wildland fires in several ways. Our product is dropped from airplanes either directly on wildland fires to extinguish them or it is dropped in the path of an advancing wildland fire to create a firebreak or to protect property. Aerial applications utilize FireIce® which is offered in several colored variations, designed to be visible from the air. Two of the colorants, a Fugitive Orange (Sunset Orange) and a Fugitive Blue (Cool Blue) were approved by the Forest Service Qualified Product List (“QPL”) in 2014. The colored products are designed specifically for wildland applications, and compete with existing long term retardant products that are on the market. In addition, wildland firefighters can use our non-colored product to fight wildland fires on the ground.

Recognizing the potential for FireIce® and the tremendous marketplace for aerial firefighting in conjunction with the Federal and State forestry agencies, GelTech applied and has been listed on the QPL List since March 2012. Inclusion on the QPL List qualifies our product for use to fight brush and wildland fires on Federal lands, including the Department of Agriculture and Department of Interior. Under the terms of our approval by the Forest Service, FireIce® may be deployed for use on wildland fires except in fixed-tank helicopters and multi-engine planes.

In addition, since 2014, FireIce® has been used by state agencies to suppress wildland fires in 14 states, and was used by provincial agencies in two provinces in Canada. During 2016, sales to wildland agencies accounted for approximately 54.7% of our revenues.

In October 2016, the Company received a letter from United States Department of Agriculture, which oversees the Forest Service regarding the clarification of the ingredients used in our FireIce product as well as a request by the Forest Service to provide an alternative name to be listed on the QPL which distinguishes the product from the Company’s brand of FireIce.

The Forest Service letter requested the Company provide an alternative name to distinguish the QPL listed product, FireIce, from the Company’s unique and registered brand name FireIce®. The Company submitted a name change request from FireIce to FireIce 561 which was approved by the USFS.

The FireIce HVO-F product currently being used by state and provincial agencies is a formulation that includes the product, FireIce 561 that is listed on the QPL, plus additional compounds to improve the visibility and performance of the product. The FireIce HVO-F product produced by the Company is its next generation line of product which is superior to FireIce 561, its QPL listed product formulation. The Company anticipates it will be applying for Forest Service approval with respect to its next generation line of products, including FireIce HVO-F.

Municipal Agencies

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

In September 2015, the Company entered into an exclusive distribution agreement with FireIce Solutions, LLC (“FireIce Solutions”) to sell FireIce® and its related equipment to municipal fire departments and first responders in the United States. This distributor has already made inroads in the northeast United States with numerous municipal departments in Massachusetts, New Hampshire and Maine. GelTech waived the minimum purchase requirements for year one ($750,000 requirement of which a total of $260,000 of products was purchased in year one) in order for FireIce Solutions to maintain its exclusivity. During 2016, sales of FireIce® and FireIce Shield® to this distributor represented 19.8% of our revenues.

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

We have performed research and development in conjunction with Consolidated Edison (“Con Ed”), to develop a preferred solution to combat or prevent fires in underground utility structures (manholes). This led to the development of the EMFIDS which is an innovative system designed to deliver a mixture of FireIce® and water into a manhole. This stream of FireIce® and water is intended to coat the ladder and the utility worker in the event of an incident involving an explosion or fire in the manhole while utility workers are performing routine repairs or maintenance. The unit has been designed by GelTech to be quickly set up and disassembled by utility crews. EMFIDS delivers FireIce® from custom designed strategically located spray nozzles. The FireIce® and water mixture is contained in a pressurized tank which is mounted to the utility company’s vehicle and is connected to the unit by one hose; that connects to the spray device which is deployed inside the manhole.  EMFIDS can be activated either manually by pressing an activation button on the control panel located in the maintenance vehicle or automatically by a heat sensor located near the opening to the manhole. Once activated, the system is designed to deliver FireIce® continuously for at least one minute. The main purpose of EMFIDS is to maintain the integrity of the ladder in the manhole and to coat the utility worker with FireIce®, providing the worker the opportunity to escape the manhole thereby improving the worker’s chance for survival.

In September 2013, we delivered an initial order of EMFIDS units to Con Ed resulting in revenue of $425,000. Since that order, we have not sold any additional EMFIDS units. Development of EMFIDS II, a more effective and easier-to-deploy version, has recently been completed. We sold one of these units in 2015, have begun marketing these EMFIDS II units to other utility companies and have received interest from several companies in the United States. Revenues from the utilities industry amounted to 7.7% of revenues during 2016.

Other Industries

Due to its environmentally friendly and nontoxic characteristics, FireIce® is uniquely suited to suppress and retard fires related to biomass and agricultural stockpiles that routinely spontaneously combust and easily spread.  FireIce® can be sprayed directly on these fires to extinguish them and can be used to protect adjacent stockpiles. As this is a new market for our products, we are encouraged by the initial response from customers.  Sales to these entities made up 1.5% of revenues during 2016.

In addition, to the biomass and agricultural market, the Company began in-house trials of FireIce in several manufacturing companies that employ processes that either use or create a great deal of heat, resulting in numerous fire events per day.  Using FireIce®, these entities are able to easily suppress any fire activity and in several instances are able to reduce the number of fire events.  These in-house trials in 2016 have been limited to single manufacturing plants, however the companies have begun to adopt the use of FireIce in other plants and we have begun discussions with these companies to adopt the use of FireIce® in all of their manufacturing facilities.

FireIce Shield®

In 2015, we began selling an asset protection product under the name FireIce Shield®. The initial product offering under this line is being marketed to plumbers and welders who use the product to protect areas in close proximity to welding or soldering.  In 2016, we began selling our FireIce Shield spray bottles in an 80 store plumbing supply chain in the Northeast through FireIce Solutions. Sales of this product in 2016 represented 7.4% of total revenues.

Communication Towers

Companies that own communication towers are constantly performing structural maintenance, equipment upgrades and additions to improve the towers and increase revenues.  This work involves cutting and welding on the tower structures which creates a high risk of setting fire to the extensive cabling within the tower as well as surrounding vegetation and property. These fires can result in significant property damage and loss of revenue to the tower owners. In 2015, we began working with Crown Castle, a company that owns cell phone towers to develop a portable system which can be used to spray FireIce Shield® CTP on cell phone towers and surrounding vegetation during cutting and welding. FireIce Shield® CTP is a special formulation to improve visibility and product adhesion.  We produced six production units for testing in March 2016 and began selling these units at the end of 2016. After a nearly two-year effort, we have begun training and delivering FireIce Shield® CTP Systems to Crown Castle contractors (who also do work for other cell tower owners) in Crown’s southeast region in December 2016, shortly after that region began asking contractors to include the CTP System in their bid proposals.

First Responders

In 2015, we began selling FireIce Shield® in two liter pressurized canisters for use by police departments and other first responders to protect property and people from fire until fire department personnel can arrive on scene. These units and refills for these units, which have primarily been sold through FireIce Solutions, represented 6.0% of our revenues during 2016.

Industrial Manufacturing Applications

In 2016, we began working with several industrial companies that manufacture products that are either flammable during the manufacturing process or that utilize manufacturing processes that create a high probability of fire during production.  These companies have shown an interest in the use of FireIce® for the suppression and FireIce Shield® to prevent fires in areas prone to frequent fires. Sales to industrial customers represented 1.2% of revenues in 2016.

During the fourth quarter of 2016, GelTech launched the following three new products under the FireIce Shield® banner:

•

FireIce Shield® welding blankets, a premium line of welding blankets that combines silica fabric and FireIce Shield® to better protect area in close proximity to welding and plumbing activities. These blankets have been tested and are currently being sold to shipyards across the United States.

•

FireIce Shield® ChargeSafe™ Case, a portable zippered case used to store a personal electronic device (cellphone, electronic cigarette, etc.) to eliminate the risk of a lithium battery fire during charging when the risk is highest.

•

FireIce Shield® Emergency Containment Unit, designed to provide a safe container, filled with FireIce Shield® in which an extinguished laptop or other personal electronic device, that has experience a lithium battery fire, can be placed to ensure the fire will not reignite.

Sales and Marketing

We market and sell FireIce® and FireIce Shield® through FireIce Solutions, our exclusive municipal distributor, through other fire equipment distributors, online and direct marketing, wildland fire industry conferences and through our sales staff members who call on potential customers and respond to inquiries.

In November and December 2016, the Company hired two experienced sales professionals, primarily to focus on increasing our sales in the FireIce Shield® line of products.

Although not a significant focus of our marketing efforts, we recognize the opportunities that international markets provide and have pursued numerous credible inquiries to sell FireIce® to certain markets overseas.

Raw Materials and Suppliers

The raw materials for FireIce® are in abundant supply. The base ingredients of FireIce® are manufactured by a third party and packaging is performed for us by other third parties. There are several other companies that are able to manufacture the base ingredients and there are numerous sources for the parts needed to manufacture the EMFIDS II and FireIce Shield CTP units.

Competition

The fire suppression market is highly competitive. However, we believe we will be able to compete effectively because:

•

FireIce® is more effective than other fire suppressants.

•

The price per mixed gallon of FireIce® is significantly less than our competitors’ products.

•

The effectiveness of FireIce® to rapidly extinguish and deter rekindling, allows fire departments to put out fires faster which save manpower and overtime costs associated with spending extra time on a fire scene.

•

Once a fire has been extinguished, any dispensing system used to apply FireIce® can be easily cleaned with water from a garden hose.

•

FireIce® is the only water enhancing gel that can be easily mixed and applied to fires as a suppressant.

•

When mixed with water, FireIce® weighs less than other fire retardants/suppressants currently being used thus reducing stress on aircraft airframes and improving pilot safety.

•

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

In the wildland firefighting industry, the market is made up of the numerous state and federal agencies responsible for protecting state and federal wildlands and parks. The market leader in the wildland chemicals industry is Phoschek. Because of the strong relationships Phoschek has with these agencies, many dating back to the 1960’s, and the natural resistance to change, which can be even greater in the government sector, we have encountered significant resistance as we attempt to gain market share. Nonetheless, we believe that FireIce® has distinct advantages over Phoschek’s products in aerial attack and ground operations. FireIce® is significantly less expensive to purchase and operate, more effective at suppressing fires, is non-corrosive to aircraft parts, is lighter than current Phoschek products thus reducing airframe stress and maximum load issues while increasing pilot safety, is not harmful to plant, fish or wildlife and has superior drop characteristics. Phoschek is classified by the Forest Service as a long-term retardant, but current tactics include using it in direct attack. FireIce® is classified by the Forest Service as a water enhancer and has been effectively used by multiple agencies in “direct attack” and as medium-term retardant used in “indirect attack”. Direct attack is when the product is dropped directly on the edge of a fire. Indirect attack is when the product is used to create a fire break in front of the fire. Some long-term retardant gels take time to dry and cure in order to create a fire break. FireIce® is ready immediately to be used on fires. Based on these factors and our successes with the state and federal agencies that have used FireIce®, we believe we will eventually overcome the competitive barriers.

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

Utility workers perform maintenance on underground systems year round. As such, demand for EMFIDS II should be year round, however there may be some seasonality based upon utility capital budgeting cycles. The occurrence rate for manhole fires is highest in the summer and winter months.

Dust Control

Industry Overview

Dust control is vital to several industries including agriculture, construction, mining and transportation. In response to the level of dust emissions from agricultural, mining and other industries, the Environmental Protection Agency, or the EPA, issued proposed rules titled National Ambient Air Quality Standards for Particulate Matter which were published in the Federal Register on June 29, 2012. These proposed rules reduce the amount of allowable dust released in the air by one-half. According to the EPA’s website, dust accounts for over 25% of particle matter smaller than 2.5 micrometers in diameter, which are the major cause of reduced visibility or haze in parts of the U.S., and it accounts for over 78% of particle matter smaller than 10 micrometers in diameter, which causes respiratory related health issues. Dust also causes environmental damage such as acid rain, increased acidity in lakes and streams, depletion of nutrients in the soil and damage to sensitive forests and farm crops. In terms of agriculture, the U.S. Department of Agriculture (“USDA”), estimates the total annual cost of soil erosion from agriculture in the U.S. is about $44 billion per year. According to the Global Education Project, nearly one-third of the world’s cropland has been abandoned because of soil erosion and degradation over the past 40 years.

The Products

GelTech currently sells two products for dust control, Soil₂O® “Dust Control” and Soil₂O® Soil Cap.

Soil₂O® “Dust Control”

Soil₂O® “Dust Control” launched in 2011 is highly effective in a variety of commercial and industrial markets with dust control and moisture retention problems including road construction sites, rock pits, unpaved roadways, landfills and coal piles. In contrast to the standard product used on gravel roads and rock pits and other dust causing surfaces, Soil₂O® “Dust Control” is environmentally friendly and requires significantly less water. Water is commonly transported to sites in large trucks. Thus, “Dust Control” reduces a company’s carbon footprint by reducing the number of vehicle trips. In addition, fewer trips reduces labor, water and fuel costs and reduces the wear and tear on vehicles and equipment.

Soil₂O® Soil Cap

GelTech launched Soil₂O® Soil Cap in July 2014. Soil₂O® Soil Cap is a dust control solution designed to stabilize stockpile erosion caused by wind and rain. Soil₂O® Soil Cap is an easy to use, non-corrosive, environmentally safe solution used by mining operations and quarries on non-traffic areas of construction sites. The product leaves no residue and is non-flammable and non-volatile, unlike many competing products.

Uses

Soil₂O® “Dust Control” may be used in a variety of ways to control dust in multiple industries, including the following:

•

Soil₂O® “Dust Control” may be sprayed on mining, rock quarry or landfill haul roads to eliminate dust from traffic areas, and

•

Soil₂O® “Dust Control” can be sprayed on quarry conveyor belts to reduce airborne dust, and

•

Soil₂O® “Dust Control” can be sprayed on horse tracks and corrals to reduce airborne dust, and

•

Soil₂O® “Dust Control” can be used to maintain unpaved raceways and parking lots at rural dirt tracks and other venues used for auto racing.

Soil₂O® Soil Cap may be used in a variety of ways to control dust in multiple industries, including the following:

•

Soil₂O® “Dust Control” may be sprayed on mining or rock quarry stockpiles to reduce erosion and dust, and

•

Soil₂O® “Dust Control” can be sprayed on non-traffic areas of construction sites.

Benefits

Soil₂O® “Dust Control” is beneficial because it will reduce the number of times companies will need to spray haul roads, thus reducing water usage, fuel, vehicle maintenance and labor costs. In addition, the product is non-toxic and environmentally friendly and can be integrated into the reclamation process for mining companies.

Soil₂O® Soil Cap is beneficial because it very easy to mix and apply, is environmentally friendly and reduces erosion of product stockpiles while also reducing airborne dust on mining and construction sites.

Sales and Marketing

We began sales of Soil₂O® “Dust Control” in Southern California in March 2011 and currently have one full-time and one part-time employee responsible for selling the product, focusing on dust control for rural unpaved roads, construction sites, agricultural applications and most recently solar farms.

In January 2014, we entered into a national vendor agreement with White Cap HD Supply, the leading distributor of specialty hardware, tools and materials for large and medium-sized contractors. Under the agreement, White Cap is currently stocking Soil₂O® “Dust Control”, Soil₂O® Soil Cap and related equipment in the southwestern United States, primarily in the southern California and Arizona markets.

Sales of dust control products accounted for 11.3% of revenues during 2016.

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

Soil₂O®- Agricultural Application

Industry Overview

According to the USDA, although less than 15% of U.S. cropland is irrigated, agriculture accounts for 80 percent of the nation’s consumptive water use. According to the World Bank, agricultural water management is a vital practice in ensuring food security, poverty reduction, and environmental protection. However, irrigation in all forms costs billions of dollars a year. Specifically, irrigation for golf courses can be costly as well. According to the United States Golf Association, it is not uncommon for irrigation systems to cost more than $1 million per golf course. Effective irrigation and water management practices can help maintain profitability for farmers and golf course managers in an era of increasingly limited and more costly water supplies.

The Product

We are marketing two distinct versions of Soil₂O®: a unique, topically applied version, called Soil₂O® Topical, and a long term version called Soil₂O® Granular, that is applied prior to planting. Soil₂O® Topical is a fine particle blend that is mixed with water and is for use on existing grass and can be applied using any type of spray rig or backpack sprayer. Soil₂O® Granular has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. Soil₂O® Granular is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

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

Uses

Soil₂O® has multiple potential uses in the agricultural market:

•

Soil₂O® products are specially designed for use as a soil conditioner for water and nutrient retention, interior and exterior farming including growers, turf farms and greenhouses, landscaping, forestry, horticulture and golf course maintenance. Each product’s goal is to increase the water holding capacity of soils and potting mixes, thereby reducing the frequency of irrigation, as well as reducing leaching of valuable nutrients.

•

Soil₂O® can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for turf farms, golf courses and grass in parks and gardens.

•

Soil₂O® can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, Soil₂O® delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin.

•

By absorbing fertilizer, Soil₂O® reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.

•

Soil₂O® can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.

•

Soil₂O® can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.

We believe that the water scarcity in the U.S. has created an opportunity to demonstrate to governments that Soil₂O® can provide a solution for the agricultural market in areas where farmers use irrigation to water crops. In addition, the agriculture market has a substantial problem in related to fertilizer and nutrient leaching. Soil₂O® has been shown to be successful in retaining fertilizer and nutrients at the root level, thus reducing leaching.

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

During 2016, Soil₂O® accounted for 4.9% of our revenue.

Raw Materials and Suppliers

Our Soil₂O® base ingredients are manufactured for us by a third party. There are several other companies that are also capable of manufacturing the main ingredients.

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to Soil₂O®. Some of these companies are:

•

Horticultural Alliance, Inc.

•

Turbo Technologies, Inc.

•

American Soil Technologies, Inc. [OTCPINK: SOYL]

The first two are private companies and it is unclear what financial, marketing and sales resources they have compared to us. On the other hand, American Soil Technologies, Inc. files reports with the SEC. However, from American Soil’s filings with the SEC, it is clear that it has experienced significant losses, has nominal revenue and assets, has a large accumulated deficit and has a working capital deficit which may hamper its ability to compete. It supplies polymer soil additions and other related products. American Soil has an exclusive license to two method patents with cross-linked and linear polymers as their basis. They also have a patent on a slow release liquid fertilizer. American Soil also has two patents on a machine designed to install its liquid products in mature turf as well as some standing crops. Since we do not currently have a patent on Soil₂O® itself or on any of its uses, it is possible that a competitor could reverse engineer Soil₂O® and market it under its own brand name.

Seasonality

We anticipate that sales of Soil₂O® will be higher during the spring and summer quarters. However, we do not expect as much seasonality in the Southeastern areas that generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a demand for Soil₂O® may be higher in areas where drought conditions persist.

Intellectual Property

The following are patents and patents pending for products we currently market or expect to market:

•

U.S. patent, Patent No. 8,555,991 – Process and Device for Fire Prevention and Extinguishing;

•

U.S. patent, Patent No. 7,992,647 – Process and Device for Fire Prevention and Extinguishing;

•

U.S. patent, Patent No. D649,294  – Firehose Eductor;

•

U.S. patent application, Serial No. 62/064,011 – Battery Storage Device and Method of Manufacture;

•

U.S. patent application, Serial No. 14/314,538 – Method and Device for Suppressing Electrical Fires in Underground Conduits;

•

U.S. patent application, Serial No. 61/754,068 – Device for Treating Manhole Electrical Fires;

•

U.S. patent application, Serial No. 61/755,237 – Device for Suppressing Electrical Conduit Fires;

•

U.S. patent, Patent No. 9,072,922 – Fluid Dispensing ladder;

•

U.S. patent, Patent No. 8,757,280 – Method of Extinguisher Underground Electrical Fires;

•

U.S. patent, Patent No. D637,357 – Fire Extinguisher Dispensing Hose;

•

U.S. patent, Patent No. D684,662 – Firehose Handheld Eductor Nozzle;

•

U.S. patent, Patent No. 9,511,246 – Method and Apparatus for Treating Underground Conduits;

•

U.S. patent, Patent No. 8,833,476 – Method and Apparatus for Extinguishing Fires;

•

U.S. patent application, Serial No. 62/406,638 – Method of Treating Silica Fabric;

•

U.S. patent application, Serial No. 62/008,525 – Colorized Fire Extinguishing Compounds

•

U.S. patent application, Serial No. 15/427,915 – Cellular Telephone Fire Suppression Packet;

•

U.S. patent application, Serial No. 62/078,463 – Wind Turbine Fire Suppression Systems;

•

U.S. patent application, Serial No. 62/453,657 – Race Car Fire Suppression System;

•

U.S. patent application, Serial No. 14/309,229 – Device for Distribution of Fire Suppressant;

•

U.S. patent application, Serial No. 14/682,542 – Fire Suppression Packaging;

•

U.S. patent application, Serial No. 15/243,367 – Amphibious Aircraft Fire Fighting Enhancement.

We continue to develop potential new products. We recently filed new patent applications, some of which are to improve our existing technologies and others are for new products.

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

•

GelTech Solutions®

•

FireIce®

•

SkinArmor™

•

Soil₂O®

•

FireIce Shield®

•

ChargeSafe™

Employees

As of March 24, 2017, we had 19 employees all of which are full-time employees. We hire independent contractors on an “as needed” basis only.  None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory.

Research and Development

During 2016 and 2015, GelTech spent $233,939 and $192,499, respectively, on research and development expenses.

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

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “GLTC”. Our common stock last traded at $0.26 on March 24, 2017. As of that date there were approximately 250 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Markets. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

October 1, 2016 to December 31, 2016	$0.34	$0.19
July 1, 2016 to September 30, 2016	$0.37	$0.26
April 1, 2016 to June 30, 2016	$0.47	$0.31
January 1, 2016 to March 31, 2016	$0.57	$0.33
October 1, 2015 to December 31, 2015	$0.62	$0.30
July 1, 2015 to September 30, 2015	$0.90	$0.31
April 1, 2015 to June 30, 2015	$0.95	$0.20
January 1, 2015 to March 31, 2015	$0.40	$0.21

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and do not have surplus.

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

Overview

GelTech generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by welders, plumbers, manufacturers, first responders and consumers to protect assets from fire; (3) Soil₂O® “Dust Control”, our application which is used for dust mitigation in the road construction and mining industries, as well as in rural communities with unpaved roads to deal with daily dust control issues and (4) Soil₂O®, a product which reduces the use of water required for irrigation and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil₂O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System (“EMFIDS”), an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion; (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015.

The following tables set forth, for the periods indicated, results of operations information from our consolidated financial statements:

	Year Ended December 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)

Revenues	$1,201,322	$1,310,210	$(108,888)	(8.3)%
Cost of Goods Sold	384,257	516,034	(131,777)	(25.5)%
Gross Profit	817,065	794,176	22,889	2.9%
Operating Expenses:
Selling General and Administrative	4,210,080	5,184,762	(974,682	(18.8)%
Research and Development	233,939	192,499	41,440	21.5%
Loss from Operations	(3,626,954)	(4,583,085)	956,131	20.9%
Other Income (Expense)	(1,045,089)	(1,440,895)	395,806	27.4%
Net Loss	$(4,472,043)	$(6,023,980)	$1,351,937	22.4%

For the year ended December 31, 2016, we had revenue of $1,201,322 as compared to revenue of $1,310,210 for the year ended December 31, 2015. Revenue in 2016 consisted of sales of FireIce®, Soil₂O® and FireIce Shield amounting to approximately $789,349, and $195,397 and $174,379, respectively. Revenue in 2015 consisted of sales of FireIce®, Soil₂O® and FireIce Shield® amounting to $1,156,322, $47,975 and $23,181, respectively. In addition, the Company recognized revenue of $34,692 and $78,550 from paid for research and development in 2016 and 2015, respectively.  We anticipate that our revenues from both FireIce® and Soil₂O® will increase in 2017 due to an increase in the number of state forestry agencies using FireIce®, an expected increase in the number of utility companies using FireIce® and its related equipment offerings such as the EMFIDS system, expected increased sales of Soil₂O® Dust Control and Soil₂O® Topical and Granular as result of  renewed interest in these products and a significant increase in FireIce Shield® sales due to our hiring of two sales professionals to pursue this market and as cell tower contractors begin to integrate our product into their cutting and welding activities.

Cost of Goods Sold

In 2016, our costs of goods sold were $384,257 as compared to $516,034 in 2015. The change is consistent with the respective revenue from product sales. Cost of goods sold in 2015 included $67,439 related to an inventory written off for obsolescence. We expect that our cost of sales will follow the same trend as our revenues in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,210,080 in 2016 as compared to $5,184,762 in 2015. This decrease is reflective of decreases in the following major expense categories:

Professional fees - Professional fees decreased $189,317 due to the settlement of a lawsuit by a former employee and the settlement of a lawsuit filed by the Company against its employment practices insurance company.

Equity based compensation – Equity based compensation related to director, executive and employee stock options decreased $921,599 in 2016 primarily due to a decline in the number of options and warrants vesting during 2016. We would anticipate that these expenses would be the same or lower in future years.

Sales and marketing – Sales and Marketing costs decreased $91,321 in 2016 resulting from our discontinuance of a Soil₂O® Topical product marketing campaign undertaken in 2015.  It is anticipated that these costs may increase slightly in 2017as we explore several retail applications of our products through test marketing.

These selling, general and administrative expense decreases were partially offset by increases in the following major expense categories:

Salaries and employee benefits – Salaries and employee benefits increased $192,259 due to an increase in consulting fees, the addition of one wildland contract staff member in the summer of 2016 and the hiring of two sales professionals in November of 2016.

Travel expense – Travel expense increased $77,048 due to increased travel to set up additional wildland airbases in Oregon and Saskatchewan.

Research and Development Costs

Research and development costs for 2016 were $233,939 as compared to $192,499 during 2015. The increase in 2016 related to a paid for research and development project we began in late 2015 to explore additional delivery systems for our FireIce products. We expect that these costs will continue to decline in 2017 as we look to focus on marketing our existing products.

Other Income (Expense)

Net other expense for 2016 amounted to $1,045,089 consisting of (1) interest expense of $718,636; (2) a loss on settlement of $347,420 resulting from claims brought against the Company by two former employees, which were partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier; (3) a loss resulting from extending the term of certain outstanding warrants for an additional one year period of $206,620; and (4) a loss on conversion of interest of $72,765.  Other expense for 2015 consisted of (1) a loss on extinguishment of debt of $596,648; (2) losses on settlement of $492,867 related to a former director and employee and a former vendor, and (3) interest expense of $423,090 which was partially offset by a gain on conversion of interest of $12,841 and the reversal of a litigation accrual of $56,956 based on a court ruling.

Net Loss

The decrease in the net loss in 2016 was the result of the lower total operating expenses, higher gross profit and the lower net other expense. Net loss per common share was $0.09 for 2016 as compared to a net loss per common share of $0.13 for 2015. The weighted average number of shares outstanding was 51,263,804 and 47,812,775 for 2016 and 2015, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Year Ended December 31,
	2016	2015

Net cash used in operating activities	$(3,344,593)	$(3,377,610)
Net cash used in investing activities	(202,480)	(18,864)
Net cash provided by financing activities	3,562,991	3,736,125
Net increase (decrease) in cash and cash equivalents	$15,918	$(60,349)

Net Cash Used in Operating Activities

In 2016, net cash used in operating activities resulted from our net loss, a loss on extinguishment of debt, a reduction of the litigation accrual due to a court ruling and loss on settlement which were partially offset by equity based compensation.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $153,971, a loss on extension of warrants of $206,620 and an increase in accrued expenses, primarily interest, of $550,864.

In 2015, net cash used in operating activities resulted from our net loss, an increase in inventory, a reduction of accounts payable the litigation accrual due to a court ruling and loss on settlement which were partially offset by equity based compensation.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $76,791 while the net change in working capital was negligible.

Net Cash Used in Investing Activities

Cash flows used in investing activities in 2016 amounted to $202,480 consisting of investments in vehicles and airbase equipment in support of our wildland operations.

Cash flows used in investing activities in 2015 amounted to $18,864 consisting of investments in computer and office equipment upgrades.

Net Cash Provided By Financing Activities

During 2016, GelTech received $500,000 from the sale of common stock and warrants, $715,075 from the sale of common stock to Lincoln Park Capital Fund LLC (“Lincoln Park”) and received $2,430,000 in advances against its convertible secured line of credit. These receipts were used for working capital, capital expenditures and to repay $82,084 of insurance financing.

During 2015, GelTech received $199,120 from the sale of stock to Lincoln Park, $214,250 from the sale of common stock to accredited investors in private placement transactions, $150,000 from the sale of common stock and warrants to its president and principal shareholder and received $3,265,000 in advances against its convertible secured line of credit. These receipts were used for working capital, capital expenditures and to repay $92,245 of insurance financing.

Historical Financings

Since January 1, 2015, GelTech has raised $414,250 from the sale of common stock to three accredited investors and issued these investors 545,865 shares of common stock. Since January 1, 2015, GelTech has raised $960,000 from the sale of a combination of common stock and warrants to six r accredited investors (including our chairman and principal shareholder and a director and his wife) and issued these investors 3,925,511 shares of common stock and two year warrants to purchase 1,962,756shares of common stock for $2.00 per share.

From February 2, 2015 until the filing date of this report, GelTech has received $5,895,000 in advances, at conversion rates from $0.21 to $0.82 per share under its $6 million convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 7,648,937 shares of common stock at $2.00 per share.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC. The Company filed the registration statement and it was declared effective by the SEC on October 16, 2015. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 150,000 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than $0.25 per share. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below $1.00 per share.  Since October 2015, the Company has issued 2,586,289 shares of common stock (representing 2,550,000 shares under Regular Purchases and 36,289 commitment shares) in exchange for $926,500 in connection with the Lincoln Park Purchase Agreement.

Liquidity and Capital Resource Considerations

As of March 24, 2017, we had approximately $240,000 in available cash.

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

We incurred net losses of approximately $4.7 million in 2016 and $6.0 million in 2015. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Since January 2014, we have received $6.1 million from our principal shareholder in consideration for common stock and warrants and advances against a secured convertible line of credit facility. These funds have enabled us to sustain our operations. Our continued existence is dependent upon our achieving sufficient sales levels of our products including FireIce®, EMFIDS and Soil₂O® “Dust Control” and obtaining adequate financing.

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

We owe approximately $8.7 million in long-term convertible debt held by our principal shareholder, which is due in December 2020. Because we are not currently generating positive cash flow, we need to sell debt or equity securities whether to Lincoln Park or any other party. If our closing stock price is below the $0.25 minimum price, we will be unable to sell shares to Lincoln Park to help support our operations.

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

We launched FireIce® in 2009 and have not yet achieved a consistent sustainable revenue stream. There are multiple factors, which may prevent us from successfully commercializing FireIce®, our fire suppression gel:

•

We need to convince potential customers, including federal and state governments, that FireIce® is superior to and less costly than competitive products.

•

We may need additional capital in order to demonstrate to governments that we can rapidly fulfill orders.

•

We face substantial competition and must deal with the natural reluctance of people to change.

•

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

While we have conducted development and sales and marketing activities, we have not generated material revenue to date. During 2016, we generated revenues of approximately $1.2 million.

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

Since our incorporation in 2006, our goal has been to generate revenue from the sale and development of our products including FireIce® and Soil₂O®. Our marketing of these products is subject to a number of risks, including:

•

In seeking to sell FireIce® to government agencies, we will encounter typical risks such as a reluctance to change, the impact of the recession on local government budgets and competition; and

•

Although we have a pending U.S. patent application for Soil₂O® Topical, we have no patent protection for the granular form and there are many products on the market which are advertised as performing similar functions to Soil₂O® Granular.

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

Although we began marketing of Soil₂O® in 2007, we have not achieved material sales.

We launched Soil₂O® in 2007 and have not yet achieved material sales. During 2016, we generated revenue of approximately $195,397 from the sale of Soil₂O®. We have to expand our sales and distribution efforts. Additionally, we must recruit distributors for agricultural usage of Soil₂O®. If we cannot expand our sales and distribution network, our future sales of Soil₂O® will be limited since our sales efforts have been aimed primarily at the agriculture industry in the Southwestern U.S., and at potential sales to homeowners, all in California.

Because we do not have a patent on Soil₂O® or its uses, if our competitors are able to reverse engineer our product, our ability to compete effectively may be harmed.

Currently, there are numerous companies that advertise moisture preservation products that appear similar to Soil₂O®. Because we lack any patent protection on Soil₂O® itself and have only a patent pending for the Soil₂O® Topical, there is a substantial risk that one of these competitors could determine how to make the granular form of Soil₂O® and market it under their own brand name; thereby adversely affecting our ability to compete successfully.

A change in environmental regulations may adversely affect the use of FireIce® and Soil₂O® and may hinder our ability to generate revenue from this line of business.

While we believe that FireIce® and Soil₂O® (including Soil₂O® “Dust Control”) are environmentally friendly, we may become subject to changing environmental regulations that could adversely affect the use of it. If we do become subject to environmental regulations, the use of FireIce® and Soil₂O® may be limited as compared to other technologies which may be less expensive or more efficient.

FireIce® and Soil₂O® face substantial competition in the fire suppression and moisture preservation markets, respectively, and there is no guarantee potential customers will select our products over those of our competitors.

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

Third parties may assert patent and other intellectual property infringement litigation against us claiming our products infringe on its patents or otherwise violates its intellectual property rights. Any lawsuit, whether or not successful, could:

•

divert management’s attention;

•

result in prohibitive costs; or

•

require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all.

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

We may be subject to a successful cyber-attack, which would have significant adverse consequences to our business.

In the normal course of business, our information technology systems hold sensitive customer information including names, addresses and partial credit card information. Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving customer calls and maintaining an accurate record of all transactions. We have not experienced any known attacks on our information technology systems that compromised customer data or the Company’s proprietary data. We maintain our information technology systems with safeguard protection against cyber-attacks including intrusion detection and protection services, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber-attack could not occur. A successful attack on our information technology systems could have significant consequences to the business including liability for compromised customer information, which could increase our expenses, business interruption, damage our reputation, or result in legal or regulatory proceedings.

We may be subject to theft, loss, or misuse of personal data about our employees, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Additionally, global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

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

Any of the following factors could affect the market price of our common stock:

•

sales by Lincoln Park,

•

short selling or manipulative conduct by market makers and others,

•

our failure to generate recurring sustainable revenue,

•

our failure to achieve and maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

disclosure of any adverse results in litigation,

•

the loss of major customers or product or component suppliers,

•

the loss of significant business relationships,

•

our failure to meet financial analysts’ performance expectations,

•

changes in earnings estimates and recommendations by financial analysts, or

•

changes in market valuations of similar companies.

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

As of March 24, 2017, we had outstanding 56,090,687 shares of common stock, of which our directors and executive officers beneficially own approximately 22.7 million shares, which are subject to the limitations of Rule 144 under the Securities Act of 1933, which we refer to as the “Act”. Substantially all of the remaining outstanding shares are freely tradable.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents our Board of Directors:

Name	Age	Appointed
Peter Cordani	55	July 2007
Michael Becker	65	January 2012
David Gutmann	48	June 2015
Leonard Mass	75	May 2010
Phil O’Connell, Jr.	76	November 2006
Michael Reger	53	October 2016
Neil Reger	78	October 2013
Victor Trotter	53	April 2016

Peter Cordani. Mr. Cordani has been our Chief Technology Officer since inception and our Chief Executive Officer since January 21, 2014. He is the inventor of all of our intellectual property. Mr. Cordani was selected as a director because he is the inventor of our technologies.

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

David Gutmann. From April 2015 until his appointment, Mr. Gutmann was a consultant to GelTech providing advice on sales strategy development and accountability. Since 2010, Mr. Gutmann has been an independent sales and marketing consultant and private investor.  Prior to 2010, Mr. Gutmann held various senior sales and marketing positions with Proctor and Gamble and the Coca-Cola Company.  Mr. Gutmann was appointed as a director for his extensive sales and marketing experience.

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

Michael Reger has been our President since November 7, 2014 and was our Chief Operating Officer from March 25, 2013 until being appointed President.  On October 24, 2016, Mr. Reger was appointed a director and Chairman of the Board.  For over 20 years, Mr. Reger has been a partner at III Associates, a registered investment advisor, and AVM, L.P., an institutional broker dealer.

Neil Reger. Since his retirement over six years ago, Mr. Reger has been an active investor. Since his son Michael Reger has been an investor in GelTech, Mr. Reger has consulted with management on GelTech’s operations (without compensation). Mr. Reger was selected as a director because of his 45 years of business and management experience.

Victor Trotter. Mr. Trotter has been the President and Technical Director of Trotter Controls, a product development and automation control systems company since 2004. Mr. Trotter was selected as a director for his experience and knowledge in the aerial firefighting industry. Mr. Trotter worked with Air Tractor to develop the first constant flow control firegate system for SEAT aircraft in 1992 and has been heavily involved with the aviation firefighting market for over 25 years. Trotter Controls and the previous company Mr. Trotter was affiliated with have shipped over 400 firefighting gate systems world-wide and continue to be the OEM gate controls supplier and world-wide support provider for Air Tractor, Inc.

Executive Officers

Name	Age	Position
Peter Cordani	55	Chief Executive Officer and Chief Technology Officer
Michael Reger	53	President
Michael Hull	63	Chief Financial Officer
Daniel Simon	61	Chief Operating Officer

See above for Mr. Peter Cordani’s and Mr. Michael Reger’s biography.

Michael Hull has served as our Chief Financial Officer since March 2008. From January 2010 until August 2011, Mr. Hull was President of Accounting Outsource Solutions LLC which provided Chief Financial Officer and related services to small public companies.

Daniel Simon has been our Chief Operating Officer since November 7, 2014 and prior to that was our Director of Utility Markets beginning in October 2013. Prior to that, Mr. Simon spent approximately 40 years with Con Edison with his last position being Emergency and Environmental Manager in Manhattan.

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

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating	Executive
Peter Cordani
Michael Becker	✓	✓	✓		✓
David Gutmann	✓
Leonard Mass	✓	✓	✓		✓
Phil O’Connell, Jr.	✓	✓	✓	✓	✓
Neil Reger			✓
Victor Trotter	✓

Director Independence

Our Board has determined that Messrs. Becker, Gutmann, Mass, Trotter and O’Connell are independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that as a result of being (or having a family member who was) employed as an executive officer, Messrs. Peter Cordani and Neil Reger were not independent under the Nasdaq Listing Rules. The Board also considered: (i) the consulting arrangement with Mr. Gutmann prior to being appointed director in determining that Mr. Gutmann was independent and (ii) the research and development arrangement between the Company and Trotter Controls in determining that Mr. Trotter was independent.

Our Board has also determined that Messrs. Becker, Mass and O’Connell are independent under the Nasdaq Listing Rules independence standards for Audit Committee members and Compensation Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee reviews GelTech’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2016, except for one Form 4 that was not filed by Mr. Gary Nacht, our former Executive Vice President, disclosing one transaction. The Company’s legal counsel failed to file on behalf of Mr. Nacht.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2016 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position (a)	Year (b)(1)	Salary ($)(c)(2)	Bonus ($)(d)(2)	Option Awards ($)(f)(3)	All Other Compensation ($)(i)(4)	Total ($)(j)

Peter Cordani Chief Executive Officer and Chief Technology Officer	2016	212,056	38,125	-0-	7,200	257,381
	2015	205,900	-0-	135,559	7,200	348,659

Daniel Simon Chief Operating Officer	2016	152,651	-0-	-0-	2,400	155,051
	2015	150,000	-0-	-0-	7,200	157,200

Michael Hull Chief Financial Officer	2016	150,000	-0-	-0-	7,200	157,200
	2015	150,000	-0-	-0-	7,200	157,200

Gary Nacht	2016	182,898	-0-	3,280	-0-	186,178
Former Executive Vice President

———————

(1)

Mr. Nacht was not a Named Executive Officer in 2015.

(2)

Salary and Bonus: Represents cash compensation or discretionary bonus paid to the Named Executive Officers. See below for a description of Messrs. Cordani’s, Mr. Simon’s and Nacht’s commissions.

(3)

Option Awards: The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. Represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officer.

(4)

All Other Compensation: Represents car allowance.

Named Executive Officer Compensation Arrangements

The chart below summarizes the terms and conditions of compensation arrangement with our Named Executive Officers.

Executive	Term	Base Salary	Equity Grants
Peter Cordani	October 1, 2012 through October 1, 2020	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2)

Daniel Simon	August 1, 2013 through July 31, 2018	$150,000 per year (3)	150,000 stock appreciation rights (4)

Michael Hull	October 1, 2012 through September 30, 2016 (5)	$150,000 per year	800,000 stock appreciation rights (2)

Gary Nacht	Month-to-Month Basis (6)	$12,500 per month	N/A

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

(3)

Mr. Simon is also entitled to 4% commissions on sales generated by him. As of the date of this filing, Mr. Simon has been paid commissions of approximately $2,600.

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

(5)

On September 30, 2016, Mr. Hull’s employment agreement expired. The Company continues to pay his base salary on a month-to-month basis.

(6)

Mr. Nacht is a former consultant to GelTech and was compensated under a Consulting Agreement with Synergy Enterprises, LLC (“Synergy”), a company that he controls. Synergy received a 3% commission on the first $3.5 million of revenue generated by the Company. Additionally, Synergy was to receive a commission on revenues generated by the Company from sales made to third-parties introduced to the Company by Synergy. The Consulting Agreement expired in November 2016 and the Consultant continued to provide services on a month-to-month basis until its services were terminated in March 2017.

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

On January 23, 2015, GelTech approved an amendment to the Employment Agreement of Mr. Cordani.  In addition to his base salary, Mr. Cordani receives a 5% commission on the first $2 million of revenue generated by GelTech in 2015. Subsequently, this commission was extended until the end of 2016.  The amendment was effective as of January 1, 2015. As of the filing date, Mr. Cordani had been paid an additional $130,824 as a result of this amendment. Additionally, on May 21, 2015, GelTech approved an amendment to Mr. Cordani’s Employment Agreement to extend the term of the Agreement an additional four years.

Termination Provisions

The table below describes the severance payments that Messrs. Cordani and Simon are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, or for Good Reason. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

Death or Total Disability	One year base salary and all equity shall vest

Dismissal Without Cause or Termination by Executive for Good Reason (1)	Greater of one year base salary and continuation of base salary through the end of the remaining term of the agreement and all equity shall vest

———————

(1)

Good Reason is generally defined as the material diminution of the officers’ duties due to no fault of the executive or any other action or inaction that constitutes a material breach by GelTech under the Employment Agreements.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2016:

Outstanding Equity Awards As of December 31, 2016

Name (a)	Number of Securities Underlying Unexercised Securities (#) Exercisable (b)	Number of Securities Underlying Unexercised Securities (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Securities (#) (d)	Exercise Price ($) (e)	Expiration Date (f)

Peter Cordani	185,008	0	0	0.667	March 16, 2018
	750,000	0	0	1.22	December 7, 2020
	175,000	0	0	0.81	September 19, 2021
	150,000	0	0	0.74	June 20, 2022
	200,000	0	600,000 (1)	0.45	October 1, 2022
	125,000	0	0	1.10	June 26, 2023
	0	0	250,000 (2)	1.30	July 28, 2023

Daniel Simon	50,000	0	100,000 (3)	1.52	August 13, 2023
	5,000	0	0	1.30	August 30, 2023
	10,000	0	0	0.72	December 20,2023

Michael Hull	150,000	0	0	0.60	June 2, 2021
	150,000	0	0	0.74	September 19, 2021
	200,000	0	600,000 (1)	0.45	October 1, 2022
	125,000	0	0	1.10	June 26, 2023
	0	0	250,000 (2)	1.30	July 28, 2023

Gary Nacht	250,000			0.50	November 15, 2020
	250,000			0.50	May 4, 2020
	5,000	15,000		0.22	December 22, 2021

———————

(1)

Of the stock appreciation rights (“SARs”): (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.

(2)

Vests based on GelTech’s stock price meeting certain milestones.

(3)

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

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board. Because we do not pay compensation to employee directors, Messrs. Peter Cordani and Michael Reger were not compensated for their service as directors in 2016.

Director Compensation

Name (a)	Option Awards ($)(d) (1)	Total ($)(j)
David Gutmann	29,152	29,152
Leonard Mass	34,983	34,983
Phil O’Connell, Jr.	37,898	37,898
Neil Reger	29,192	29,192
Victor Trotter	38,783	38,783

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

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2016.

Name Of Plan	Aggregate Number of Securities Underlying Outstanding Options and Rights	Weighted Average Exercise Price Per Share ($)	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders (1)	11,676,340	0.80	3,323,660
Equity compensation plans not approved by security holders	20,000	1.18	—
Total	11,696,340	0.80	3,323,660

———————

(1)

Includes stock options and SARs issued under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 24, 2017 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Peter Cordani (2)	2,309,344	4.8%

Common Stock	Daniel Simon (3)	15,000	*

Common Stock	Michael Hull (4)	426,500	*

Common Stock	Gary Nacht (5)	505,000	*

Common Stock	Michael Becker (6)	596,667	*

Common Stock	David Gutmann (7)	210,000	*

Common Stock	Leonard Mass (8)	888,738	1.6%

Common Stock	Phil O’Connell, Jr. (9)	2,275,898	4.0%

Common Stock	Neil Reger (10)	2,314,630	4.1%

Common Stock	Victor Trotter (11)	10,000	*

Common Stock	All directors and executive officers as a group (9 persons) (12)	64,491,448	66.0%

5% Shareholder:
Common Stock	Michael Reger (13)	54,944,671	59.8%

———————

* Less than 1%.

(1)

Applicable percentages are based on 56,090,687 shares outstanding as of March 24, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that have or will vest and become exercisable within 60 days.

(2)

Cordani: Mr. Cordani is a director and an executive officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Cordani. It owns 652,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,385,008 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech. Does not include vested SARs which are out-of-the-money.

(3)

Simon: Mr. Simon is an executive officer. Includes 15,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(4)

Hull: Mr. Hull is an executive officer. Includes 425,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(5)

Nacht: Mr. Nacht is a former executive officer. Represents shares issuable upon the exercise of warrants.

(6)

Becker: Mr. Becker is a director. Includes 565,000 shares issuable upon the exercise of vested options.

(7)

Gutmann: Mr. Gutmann is a director. Represents shares issuable upon the exercise of warrants and vested options.

(8)

Mass: Mr. Mass is a director. Includes 760,000 shares issuable upon the exercise of vested options and 15,000 shares issuable upon the exercise of warrants.

(9)

O’Connell: Mr. O’Connell is a director. Includes 350,000 shares issuable upon the exercise of warrants and 860,000 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 915,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 23,750 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(10)

Neil Reger: Mr. Reger is a director. Includes: (i) 756,593 shares of common stock and 200,000 shares issuable upon the exercise of warrants and 307,143 shares issuable upon the exercise of vested options directly held by Mr. Reger and (ii) 683,751 shares of common stock and 307,143 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(11)

Trotter: Mr. Mr. Trotter is a director. Represents shares issuable upon the exercise of vested options.

(12)

Total D&O: Includes securities beneficially owned by Michael Reger, our President, Chairman of the Board and an executive officer who is not a Named Executive Officer under the SEC’s regulations.

(13)

Michael Reger: Mr. Reger is an executive officer. These shares are also included in the “All directors and executive officers as a group” beneficial ownership amount. See Note 12 above. Includes 434,681 shares of common stock held in a grantor retained annuity trust of which Mr. Reger is the trustee. Also includes 24,221,163 shares issuable upon the conversion of convertible notes and 11,502,933 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties are employed at GelTech:

•

Peter Cordani’s sister-in-law is our controller and is paid $1,269 per week,

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

In addition to the Notes (described above), since February 12, 2015, Mr. Reger has lent the Company $5,895,000 in consideration for the issuance of 7.5% secured convertible notes. The notes are convertible at prices ranging from $0.21 to $0.82 per share and mature on December 31, 2020. Repayment of these notes are secured by all of the Company’s assets including its intellectual property and inventory in accordance with a $6 million secured line of credit agreement between the Company and Mr. Reger. Additionally, in connection with these loans, the Company has issued Mr. Reger 7,828,382 two-year warrants exercisable at $2.00 per share.

Since July 1, 2013, Mr. Reger has been issued 1,997,295 shares of common stock in lieu of cash payments totaling $822,799 interest due under outstanding notes.

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

In 2016 and 2015, the Company paid Trotter Controls, a company controlled by Victor Trotter, a director, approximately $191,000 and $154,000, respectively, for a research and development project to design an onboard mixing apparatus for airtankers that scoop water from lakes and rivers.

In 2015 and extended in January 2016, the Company entered into a one-year Consulting Agreement with Synergy, a company controlled by Mr. Gary Nacht, a former executive officer, under which Mr. Nacht provided consulting services to the Company.  Synergy was paid $12,500 per month and received a 3% commission on the first $3.5 million of revenue generated by the Company of which Synergy was paid $36,178 from 2016 until its services were terminated in 2017.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the years ended December 31, 2016 and 2015.

	2016	2015
	($)	($)
Audit Fees (1)	53,005	107,263
Audit Related Fees (2)	1,999	2,228
Tax Fees	—	—
All Other Fees	—	—
Total	55,003	109,491

———————

(1)

Audit fees – these fees relate to the audit of our financial statements and the review of our interim quarterly financial statements.  Fees for 2015 include a transition audit as of December 31, 2015 as the Company changed its fiscal year from June 30 to December 31.

(2)

Audit related consulting for filings on Form S-1.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation	10-Q	2/16/16	3.1(b)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan*	10-K/A	10/25/13	10.1
10.2	Form of Executive Employment Agreement*	10-Q	2/11/13	10.4
10.3	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.4	Form of Stock Purchase Agreement – Reger	10-K	9/27/13	10.16
10.5	Form of Warrant – Reger	10-K	9/21/15	10.5
10.6	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.6(a)	Amendment to Secured Revolving Convertible Promissory Note Agreement – Reger				Filed
10.7	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.8	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	9/7/10	10.2
10.9	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.10	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
10.11	Form of Executive Stock Option Agreement*	10-Q	11/14/13	10.4
10.12	Form of Director Stock Option Agreement*				Filed
10.13	Form of Indemnification Agreement				Filed
14.1	Code of Ethics	10-K	9/29/08	14.1
21.1	List of Subsidiaries	10-K	9/28/12	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)**				Furnished
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed

*

Management contract or compensatory agreement plan or arrangement.

**

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

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2017

GelTech Solutions, Inc.

By:	/s/ PETER CORDANI
Peter Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2017
Michael Hull

/s/ MICHAEL REGER	Chairman of the Board	March 28, 2017
Michael Reger

/s/ NEIL REGER	Director	March 28, 2017
Neil Reger

/s/ PETER CORDANI	Director	March 28, 2017
Peter Cordani

/s/ MICHAEL BECKER	Director	March 28, 2017
Michael Becker

/s/ LEONARD MASS	Director	March 28, 2017
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	March 28, 2017
Phil O’Connell, Jr.

/s/ DAVID GUTMANN	Director	March 28, 2017
David Gutmann

/s/ VICTOR TROTTER	Director	March 28, 2017
Victor Trotter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTech Solutions, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in of $4,672,043 and $3,344,593, respectively, for the year ended December 31, 2016 and has an accumulated deficit and stockholders’ deficit of $47,957,926 and $6,363,616, respectively, at December 31, 2016. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.

Boca Raton, Florida

March 28, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$151,184	$135,266
Accounts receivable trade, net	108,659	156,733
Inventories	1,662,429	1,428,157
Prepaid expenses and other current assets	109,801	89,808
Total current assets	2,032,073	1,809,964

Furniture, fixtures and equipment, net	253,294	134,259
Deposits	16,086	16,086

Total assets	$2,301,453	$1,960,309
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$141,794	$271,566
Accrued expenses	521,781	344,094
Deferred revenue	6,667	—
Accrual for settlement	26,789	80,000
Insurance premium finance contract	51,957	54,611
Total current liabilities	748,988	750,271
Convertible notes - related party, net of discounts	2,956,407	2,946,118
Convertible Line of Credit - related party, net of discounts	4,959,674	2,746,336
Total liabilities	8,665,069	6,442,725

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 53,605,180 and 48,972,496 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	53,605	48,972
Additional paid in capital	41,540,705	38,754,495
Accumulated deficit	(47,957,926)	(43,285,883)
Total stockholders' deficit	(6,363,616)	(4,482,416)

Total liabilities and stockholders' deficit	$2,301,453	$1,960,309

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Sales	$1,201,322	$1,310,210

Cost of goods sold	384,257	516,034

Gross profit	817,065	794,176

Operating expenses:
Selling, general and administrative expenses	4,210,080	5,184,762
Research and development	233,939	192,499

Total operating expenses	4,444,019	5,377,261

Loss from operations	(3,626,954)	(4,583,085)

Other income (expense)
Interest income	12	13
Gain on settlement	300,000	—
Gain (loss) on conversion of interest	(72,765)	12,841
Other income	340	58,856
Loss on settlement	(347,420)	(492,867)
Loss on extension of warrants	(206,620)	—
Loss on extinguishment of debt	—	(596,648)
Interest expense	(718,636)	(423,090)

Total other income (expense)	(1,045,089)	(1,440,895)

Net loss	$(4,672,043)	$(6,023,980)

Net loss per common share - basic and diluted	$(0.09)	$(0.13)

Weighted average shares outstanding - basic and diluted	51,263,804	47,812,775

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Beginning balance January 1, 2015	46,249,719	$46,250	$35,902,286	$(37,261,903)	$(1,313,367)
Common stock issued for cash	545,865	546	213,704	—	214,250
Common stock and warrants issued for cash	652,174	652	149,348	—	150,000
Common stock issued for cash in connection with stock purchase agreement	457,797	458	198,662	—	199,120
Common stock issued for services	24,542	24	11,603	—	11,627
Common stock issued for interest	529,384	529	211,441	—	211,970
Common stock issued as a commitment fee	291,097	291	(291)	—	—
Common stock issued for settlement	200,000	200	135,800	—	136,000
Common stock issued to purchase vehicle	21,918	22	15,978	—	16,000
Options, warrants and stock appreciation rights vested	—	—	1,356,286	—	1,356,286
Loan discount from beneficial conversion feature and warrants	—	—	559,678	—	559,678
Net loss for the year ended December 31, 2015	—	—	—	(6,023,980)	(6,023,980)
Balance December 31, 2015	48,972,496	48,972	38,754,495	(43,285,883)	(4,482,416)
Common stock issued for cash	1,591,700	1,592	498,408	—	500,000
Common stock issued for cash in connection with stock purchase agreement	2,078,008	2,078	712,997	—	715,075
Common stock issued for services	30,240	31	13,036	—	13,067
Common stock issued for interest	932,736	933	445,009	—	445,942
Extension of warrant expiration dates	—	—	206,620	—	206,620
Warrants issued as settlement	—	—	70,631	—	70,631
Warrants issued for services	—	—	44,477	—	44,477
Options, warrants and stock appreciation rights vested	—	—	434,687	—	434,687
Loan discount from beneficial conversion feature and warrants	—	—	360,344	—	360,344
Net loss for the year ended December 31, 2016	—	—	—	(4,672,043)	(4,672,043)
Balance December 31, 2016	53,605,180	$53,605	$41,540,705	$(47,957,926)	$(6,363,616)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,672,043)	$(6,023,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,445	59,660
Bad debt expense	(21,875)	23,900
Amortization of convertible debt discounts	153,971	76,791
Warrants issued for services	44,477	—
Equity compensation expense	434,687	1,356,286
Loss on extinguishment of debt	—	596,648
Loss on extension of warrants	206,620	—
(Gain) Loss on stock issued for interest	72,765	(12,841)
Stock issued for services	13,067	—
Reversal of litigation accrual	—	(56,956)
Changes in assets and liabilities:
Accounts receivable	69,949	(116,392)
Inventories	(234,272)	(458,972)
Prepaid expenses and other current assets	59,437	92,285
Accounts payable	(129,772)	123,532
Deferred revenue	6,667	—
Settlement accrual	17,420	216,000
Accrued expenses	550,864	346,429
Net cash used in operating activities	(3,344,593)	(3,777,610)
Cash flows from Investing Activities
Purchases of equipment	(202,480)	(18,864)
Net cash used in investing activities	(202,480)	(18,864)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	—	214,250
Proceeds from sale of stock and warrants through private placements	500,000	150,000
Proceeds from sale of stock under stock purchase agreement	715,075	199,120
Proceeds from advances on convertible line of credit –related party	2,430,000	3,265,000
Payments on insurance finance contract	(82,084)	(92,245)
Net cash provided by financing activities	3,562,991	3,736,125
Net increase (decrease) in cash and cash equivalents	15,918	(60,349)
Cash and cash equivalents - beginning	135,266	195,615
Cash and cash equivalents - ending	$151,184	$135,266

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,430	$3,192
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$79,430	$83,999
Beneficial conversion feature of convertible notes	$180,172	$279,839
Loan discount from issuance of warrants	$180,172	$340,229
Warrants issued for settlement	$70,631	$—
Stock issued for vehicle purchase	$—	$16,000
Common stock issued for accrued interest	$445,942	$224,811
Stock issued for settlement	$—	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used in industry by manufacturers, plumbers, and welders, and by police departments and first responders to protect assets from fire; (3) Soil₂O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction and mining Soil₂O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion, and (4) Soil₂O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil₂O® Home Lawn Kit.

The Company also markets equipment that is used to apply these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion. (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires and (3) the FireIce Shield® CTP unit used by contractors performing cutting and welding on communication towers to protect equipment and surrounding landscaping.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in the subsidiaries during the years ended December 31, 2016 and 2015. All intercompany balances and transactions have been eliminated in consolidation.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2016 or 2015.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In June 2016, the Company entered into two agreements with a state forestry agency whereby the Company agreed to pay for and build two fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations. In connection with the agreement, the state agency has the use of the equipment in exchange for paying a premium price per bucket for our HVO-F aerial FireIce product and also making an initial minimum purchase of 200 buckets per year. As such, the Company has deferred the premium portion of the bucket price for the minimum purchase amount and will recognize the revenue related to the premium over 12 months. For the year ended December 31, 2016, the Company has recognized $9,333 in revenue and has deferred $6,667 of the minimum purchase amounts.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in cost of sales in the amount of $27,754 and $23,384 for the years ended December 31, 2016 and 2015, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $233,939 and $192,499 during the years ended December 31 2016 and 2015, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $11,192 and $50,684, respectively, during the years ended December 31, 2016 and 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates during the years ended December 31, 2016 and 2015 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended December 31, 2016 and 2015, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At December 31, 2016, there were options to purchase 11,696,340 shares and warrants to purchase 15,733,564 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 23,427,312 shares reserved for issuance related to convertible note agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the years ended December 31, 2016 and 2015 was $416,586 and $1,030,568, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2016, the total compensation cost for stock options not yet recognized was $198,542. This cost will be recognized over the remaining vesting period of the options.

The Company accounts for non-employee stock based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the years ended December 31, 2016 and 2015 was $18,101 and $325,718, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2016, the fiscal tax years ended June 30, 2013 and 2014 and the stub period from July 1, 2015 through December 31, 2015 are still subject to audit.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017. In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are permitted to use either the retrospective or the modified retrospective method when adopting these standards. The Company does not believe this accounting standard will have a material impact on the Company’s financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not believe this accounting standard will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard.

No other Accounting Standards Updates (ASUs) which were not effective until after December 31, 2016 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities of $4,672,043 and $3,344,593, respectively, for the year ended December 31, 2016 and has an accumulated deficit and stockholders’ deficit of $47,957,926 and $6,363,616, respectively, at December 31, 2016. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, the Company received $2,430,000 in advances from its convertible line of credit with its president and principal shareholder. The Company also received $715,075 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 7.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3.

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2016 and 2015 was as follows:

	As of December 31,
	2016	2015

Accounts receivable	$108,659	$178,608
Allowance for doubtful accounts	—	(21,875)
	$108,659	$156,733

Bad debt expense on trade accounts receivable for the years ended December 31, 2016 and 2015 was $-0- and $21,875, respectively.  During the year ended December 31, 2016, the company recognized a bad debt recovery amounting to $21,875.

4.

INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015:

	As of December 31,
	2016	2015

Finished goods	$741,588	$967,800
Raw materials	920,841	460,357
	$1,662,429	$1,428,157

As of December 31, 2016, the Company had approximately $3,100 of consignment inventory consisting of FireIce 561 with a certain customer. No inventory was held on consignment as of December 31, 2015. Cost of goods sold for the year ended December 31, 2015 included $67,439 related to inventory written off for obsolescence. There were no inventory obsolescence writes-offs during the year ended December 31, 2016.

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of December 31, 2016 and 2015:

	Estimated	December 31,
	Useful Life	2016	2015

Wildland equipment	3 - 5 years	$155,659	$11,274
Wildland vehicles	5 - 7 years	204,117	158,185
Equipment	3 - 5 years	125,530	123,086
Storage facilities	3 years	38,986	29,266
Other vehicles	5 years	63,545	63,545
Furniture and fixtures	5 years	20,420	20,420
		608,256	405,776
Accumulated depreciation		(354,962)	(271,517)
		$253,294	$134,259

Depreciation expense was $83,445 and $59,660, respectively, for the years ended December 31, 2016 and 2015.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

6.

SECURED CONVERTIBLE NOTE AGREEMENTS

The Company currently has three debt facilities outstanding, all of them held by its president and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586. As of December 31, 2016, the principal balance of the note is $1,997,483 and accrued interest amounted to $137,088.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. This discount will be amortized over the remaining term of the note. For the year ended December 31, 2016 the Company recorded interest expense of $10,290 related to the amortization of the discounts related to the warrants. As of December 31, 2016, the balance of the unamortized discount related to the warrants was $41,075. As of December 31, 2015, the principal balance on this note is $1,000,000 and accrued interest amounted to $35,041. In July 2016, the Company issued 208,333 shares of common stock to its president and principal shareholder in payment of accrued interest of $75,000 on this convertible note.

In connection with the debt modifications described above, the Company entered into a secured convertible line of credit agreement for up to $4 million with its president and principal shareholder. On April 8, 2016, the Company and its president and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its president and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its president and principal shareholder, receive advances under the secured convertible line of credit. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s president and principal shareholder two year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

The Company received 16 advances totaling $2,430,000 with conversion rates between $0.2108 and $0.55 per share, and issued two year warrants to purchase 3,795,498 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $180,172 and $180,172, respectively. During the year ended December 31, 2016, the Company has recognized interest expense of $143,681 related to the amortization of these loan discounts. As of December 31, 2016, the principal balance of the advances is $5,695,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $367,663 and $367,663, respectively. In addition, accrued interest due on these advances amounted to $310,122 at December 31, 2016.

The calculated loan discounts were based on the relative fair value of the warrants which was calculated by the Company using the Black Scholes option pricing model loan discount, using volatilities of between 99.01% and 105.41%, based on the Company’s historical stock price, discount rates from 0.58% to 1.22%, and expected terms of 2 years, the term of the warrants.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

A summary of notes payable and related discounts as of December 31, 2016 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(41,076)	$2,956,407
Secured Convertible Line of Credit	5,695,000	(735,326)	4,959,674
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$8,692,483	$(776,402)	$7,916,081

A summary of notes payable and related discounts as of December 31, 2015 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(51,365)	$2,946,118
Secured Convertible Line of Credit	3,265,000	(518,664)	2,746,336
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$6,262,483	$(570,029)	$5,692,454

7.

STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitations as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation law.

Common Stock

Common Stock Issued for Cash

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

During the year ended December 31, 2015, the Company issued 457,797 shares of common stock, including 7,797 commitment shares, to Lincoln Park in exchange for $199,120.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

During the year ended December 31, 2016, the Company issued 2,078,008 shares of common stock, including 28,008 commitment shares, to Lincoln Park in exchange for $715,075.

Private Placements

During the year ended December 31, 2015, the Company issued 545,865 shares of common stock in exchange for $214,250 in private placements with three accredited investors.

Issuances of Common Stock and Warrants for Cash

During the year ended December 31, 2015, the Company issued 652,174 shares of common stock and two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in exchange for $150,000 in connection with a private placement with its president and principal shareholder.

During the year ended December 31, 2016 the Company issued 1,591,700 shares of common stock and two year warrants to purchase 795,850 shares of common stock at an exercise price of $2.00 per share in exchange for $500,000 in connection with private placements with three accredited investors, including issuances of 428,572 shares and two year warrants to purchase 214,286 shares of common stock to a director and his wife in exchange for $150,000.

Common Stock Issued for Interest

In February 2015, the Company issued 428,032 shares of common stock to its president and principal shareholder as payment for annual accrued interest of $149,811 related to convertible note agreement dated February 1, 2013. In accordance with the convertible note, the conversion rate for the accrued interest was $0.35 per share. The fair market value of the Company’s common stock was $0.32, or $136,970, on the date of conversion. As such the Company recorded other income of $12,841 for the year ended December 31, 2015 in connection with the interest conversion.

In July 2015, the Company issued 101,352 shares of common stock valued at $75,000 to its president and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note.

In February 2016, the Company issued 428,032 shares of common stock to its president and principal shareholder as payment for annual accrued interest of $149, 811 related to convertible note agreement dated February 1, 2013. In accordance with the convertible note, the conversion rate for the accrued interest was $0.35 per share. The fair market value of the Company’s common stock was $0.52, or $222,577, on the date of conversion. As such the Company recorded other expense of $72,765 for the year ended December 31, 2016 in connection with the interest conversion.

In April 2016, the Company issued 296,371 shares of common stock valued at $148,365 to its president and principal shareholder in payment of accrued interest on the secured convertible line of credit as of February 13, 2016 of $148,365.

In July 2016, the Company issued 208,333 shares of common stock valued at $75,000 to its president and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note.

Other Issuances of Common Stock

During the year ended December 31, 2015, the Company issued 12,307 shares of common stock, valued at $5,627, to a consultant in exchange for services.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

During the year ended December 31, 2015, the Company issued 12,235 shares of common stock valued at between $0.35 and $0.60 per share in exchange for investor relations services valued at $6,000.

During the year ended December 31, 2016, the Company issued 12,126 shares of common stock, valued at $5,067, to a consultant in exchange for services.

During the year ended December 31, 2016 the Company issued 18,114 shares of common stock valued at between $0.36 and $0.52 per share in exchange for investor relations services valued at $8,000.

Options and Warrants to Purchase Common Stock

The fair value of stock option grants for the year ended December 31, 2016 and 2015 were estimated using the following weighted- average assumptions:

For the Years Ended December 31,
	2016	2015
Risk free interest rate	0.58% – 1.90%	0.54% – 2.28%
Expected term in years	2.0 – 10.0	2.0 – 10.0
Dividend yield	—	—
Volatility of common stock	99.01% – 105.08%	79.66% – 99.31%
Estimated annual forfeitures	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. During the years ended December 31, 2016 and 2015, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2007 Plan for the year ended December 31, 2015 and the fiscal years ended June 30, 2015 and 2014 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	7,784,507	$0.85	5.44
Granted	367,500	$0.41	5.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2015	8,152,007	$0.85	5.36	$6,000
Exercisable at December 31, 2015	5,006,675	$0.94	4.65	$1,500

Weighted average fair value of options granted during the year ended December 31, 2015		$0.26

Balance at December 31, 2015	8,152,007	$0.85	5.36
Granted	301,000	$0.22	5.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(257,500)	$1.88	—
Outstanding at December 31, 2016	8,195,507	$0.82	4.71	$—
Exercisable at December 31, 2016	5,107,679	$0.92	4.12	$—

Weighted average fair value of options granted during the year ended December 31, 2016		$0.15

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In December 2015, the Company extended the expiration date on two grants of options for an additional five years, Each of the grants allowed the purchase of 750,000 shares of common stock, were issued to our CEO and our former CEO’s wife, and are exercisable at $1.22 per share. The options were valued using the Black-Scholes model using a volatility of 98.68%, derived using the historical market price for the Company’s common stock, an expected term of 2.5 years (using the simplified method) and a discount rate of 1.10%. The value of these options, $271,118, was recognized as expense during the year ended December 31, 2015.

In November 2016, the Company issued five year options to purchase 25,000 shares of common stock at an exercise price of $0.26 per share to a new employee. The options vest ratably over a one year period. The options were valued using the Black-Scholes model using a volatility of 102.8%, derived using the historical market price for the Company’s common stock, an expected term of 3.0 years (using the simplified method) and a discount rate of 1.27%. The value of these options, $4,119, will be recognized as expense over the vesting period.

In December 2016, the Company issued five year options to purchase 25,000 shares of common stock at an exercise price of $0.23 per share to a new employee. The options vest ratably over a one year period. The options were valued using the Black-Scholes model using a volatility of 99.28%, derived using the historical market price for the Company’s common stock, an expected term of 3.0 years (using the simplified method) and a discount rate of 1.44%. The value of these options, $3,556, will be recognized as expense over the vesting period.

In December 2016, the Company issued five year options to purchase 251,000 shares of common stock at an exercise price of $0.22 per share to employees. The options vest 25% immediately with 25% vesting annually over three years from the date of the grant, subject to continued employment. The options were valued using the Black-Scholes model using a volatility of 99.29%, derived using the historical market price for the Company’s common stock, an expected term of 4.0 years (using the simplified method) and a discount rate of 1.67%. The value of these options, $38,092, will be recognized as expense over the three year vesting period.

A summary of options issued to directors under the 2007 Plan and changes for the year ended December 31, 2015 and for the years ended December 31, 2016 and 2015 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	2,145,833	$1.03	7.65
Granted	620,000	$0.79	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2015	2,765,833	$0.98	7.28	$900
Exercisable at December 31, 2015	1,377,501	$1.15	6.6	$900

Weighted average fair value of options granted during the year ended December 31, 2015		$0.76

Balance at December 31, 2015	2,765,833	$0.98	7.28
Granted	715,000	$0.37	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	3,480,833	$0.86	6.93	$—
Exercisable at December 31, 2016	2,812,500	$0.98	6.31	$—

Weighted average fair value of options granted during the year ended December 31, 2016		$0.29

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2016, the Company issued options to purchase 680,000 shares of common stock to directors. The options have an exercise price of $0.37 per share, vest on June 30, 2017¸ subject to continuing service as a director and bear a ten year term. The options were valued using the Black-Scholes model using a volatility of 104.37%, derived using the historical market price for the Company’s common stock, an expected term of 5.5 years (using the simplified method) and a discount rate of 1.49%. The value of these options, $198,236, will be recognized as expense over the one year vesting period.

On October 24, 2016, the Company issued 10 year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.27 per share to a director in connection with his appointment to the compensation committee. The options vest annually over a three year period on the anniversary of the grant, subject to continued service as the audit committee chairman. The Company valued the options at $1,117 using the Black-Scholes option pricing model using a volatility of 105.08%, based upon the historical price of the Company’s common stock, an estimated term of 6.5 years, using the Simplified Method, and a discount rate of 1.42%. The fair value will be recognized in expense over the vesting period of the options.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Non-Employee, Non-Director Options

A summary of options issued to non-employees, non-directors under the 2007 Plan and changes during the year ended December 31, 2016 and 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	270,00	$1.21	1.2
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(250,000)	$—	—
Outstanding at December 31. 2015	20,000	$1.18	2.75	$—
Exercisable at December 31, 2015	20,000	$1.182	2.75	$—

Weighted average fair value of options granted during the year ended December 31, 2015		N/A

Balance at December 31, 2015	20,000	$1.18	2.75
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	20,000	$1.189	1.75	$—
Exercisable at December 31, 2016	20,000	$1.18	1.75	$—

Weighted average fair value of options granted during the year ended December 31, 2016		N/A

During the year ended December 31, 2015, options to purchase 250,000 shares of common stock at an exercise price of $1.22 per share expired.

During the years ended December 31, 2016 and 2015 and the year ended June 30, 2015, no options were granted to non-employees or non-directors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Warrants Issued for Settlement

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at December 31, 2014	350,000	$0.63	2.7
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2015	350,000	$0.63	1.7
Exercisable at December 31, 2015	350,000	$0.63	1.7

Weighted average fair value of warrants granted during the year ended December 31, 2015		N/A

Balance at December 31, 2015	350,000	$0.63	1.7
Granted	250,000	$0.37	5.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	600,000	$0.52	2.3
Exercisable at December 31, 2016	600,000	$0.52	2.3

Weighted average fair value of warrants granted during the year ended December 31, 2016		$0.28

In July 2016, the Company issued five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share as part of a settlement. The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.01%, resulting in a fair value of $70,631 which was included in loss on settlement for the year ended December 31, 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Warrants issued for cash or services

A summary of warrants issued for cash or services and changes during the years ended December 31, 2016 and 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at December 31, 2014	5,746,370	$1.71	2.63
Granted	4,832,134	$1.72	2.76
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(236,200)	$1.60	—
Outstanding at December 31, 2015	10,342,304	$1.73	1.68
Exercisable at December 31, 2015	10,342,304	$1.73	1.68

Weighted average fair value of warrants granted during the year ended December 31, 2015		$0.37

Balance at December 31, 2015	10,342,304	$1.73	1.68
Granted	4,791,260	$1.93	2.5
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	15,133,564	$1.77	1.27
Exercisable at December 31, 2016	15,066,898	$1.78	1.24

Weighted average fair value of warrants granted during the year ended December 31, 2016		$0.26

During the year ended December 31, 2015, the Company issued two year warrants to purchase 3,636,047 shares of common stock at an exercise price at $2.00 per share in connection with advances from its president and principal shareholder pursuant to a secured convertible line of credit agreement.

During the year ended December 31, 2015, the Company issued two year warrants to purchase 326,087 shares of common stock at an exercise price of $2.00 per share in connection with a private placements with its president and principal shareholder.

In January 2015, the Company granted 5 year warrants to purchase 100,000 shares of the Company’s common stock in exchange for legal services. The warrants vest immediately and are exercisable at $0.27 per share. The Company valued the warrants at $17,611 using the Black-Scholes option pricing model using a volatility of 81.85%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.39%. The warrants vested immediately and therefore the fair value was recognized in legal expense during year ended June 30, 2015.

During the year ended December 31, 2015, the Company issued warrants to purchase 690,000 shares of common stock to six consultants. Of the warrants granted, a portion vest immediately, with the remainder ratably over a one year period. The warrants have exercise prices from $0.34 to $0.76 per share and have exercise periods from 5 to 10 years. The Company valued the warrants at $324,833 using the Black-Scholes option pricing model using a volatility of from 81.85% to 99.31%, based upon the historical price of the Company’s common stock, an estimated term of from 5 to ten years, the term of the warrants, and a discount rate of from 1.51% to 2.28%. The value of these warrants will be recognized as consulting expense over the vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

During the year ended December 31, 2016, the Company issued two year warrants to purchase 795,850 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors including warrants to purchase 214,286 shares of common stock to a director and his wife.

During the year ended December 31, 2016, the Company issued two year warrants to purchase 3,795,409 shares of common stock at an exercise price at $2.00 per share in connection with advances from its president and principal shareholder pursuant to a secured convertible line of credit agreement.

In January 2016, the Company issued five year warrants to purchase 150,000 shares of common stock at an exercise price of $0.39 per share in exchange for legal services. The warrants were valued with the Black-Scholes option pricing model using a volatility of 103.14% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.49%. The calculated fair value, $44,477 was recorded as legal expense for the year ended December 31, 2016.

In December 2016, the Company issued five year warrants to purchase 50,000 shares of common stock at an exercise price of $0.22 per share to four consultants. The warrants vest 25% immediately, with the remainder vesting annually over a three year period, subject to continued employment. The warrants were valued with the Black-Scholes option pricing model using a volatility of 99.29% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.90%. The calculated fair value, $8,200 will be recorded as expense over the vesting period.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the years ended December 31, 2016 and 2015. Deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforward	$14,625,674	$13,055,795
Allowance for bad debt	60,567	65,281
Stock-based compensation	2,223,337	2,167,730
Depreciation	19,373	10,702
Gross deferred tax asset	16,928,951	15,299,508
Less: deferred tax asset valuation allowance	(16,928,951)	(15,299,508)
Total net deferred tax asset	—	—
Less: Deferred tax liability - depreciation	—	—

Net deferred taxes	$—	$—

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company had available at December 31, 2016, net operating loss carryforwards for federal and state tax purposes of approximately $38,867,000 that could be applied against taxable income in subsequent years through December 31, 2036. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was increased by $1,629,443 and $2,562,677during the years ended December 31, 2016 and 2015, respectively.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2016 and 2015 was as follows:

	For the Years Ended December 31,
	2016		2015
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(1,588,495)	-34.00%	$(2,048,153)	-34.00%
State taxes, net of federal benefit	(168,053)	-3.60%	(218,670)	-3.63%
Other	127,105	2.72%	(295,854)	-4.91%
Change in valuation allowance	1,629,443	34.88%	2,562,677	42.54%
	$—	0.00%	$—	0.00%

9.

RELATED PARTY TRANSACTIONS

In addition to the acting Chief Executive Officer (CEO) and the Chief Technology Officer (CTO) the following related parties are employed at GelTech:

•	The CEO’s sister–in-law is our Controller and her compensation is $1,269 per week,

•	The CEO’s mother is a receptionist and her compensation is $600 per week.

The Company has employment arrangements with its executive officers which are described in Note 10.

The Company has entered into a series of credit facilities with its president and principal stockholder as more fully described in Note 6.

During the years ended December 31, 2016 and 2015, the Company issued common stock and warrants to its president and principal shareholder in exchange for cash as more fully described in Note 7.

On January 23, 2015, the Company approved an amendment to the Employment Agreement of Mr. Peter Cordani, the Company's Founder, acting Chief Executive Officer and Chief Technology Officer. In addition to his salary, Mr. Cordani received 5% of the first $2 million of revenue generated by the Company in 2016 and 2015.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space located in Jupiter, Florida. Rent expense for the years ended December 31, 2016 and 2015 was $118,392 and $116,004, respectively.

On November 14, 2012, the Compensation Committee approved new employment agreements for the Company’s then Chief Executive Officer, then President, Chief Technology Officer and Chief Financial Officer. The employment agreements each provide for base salaries of $150,000 and 800,000 stock settled stock appreciation rights (“SARS”) of which (i) 200,000 vested immediately, (ii) 200,000 vest upon the Company generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon the Company generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon the Company generating $6,000,000 in revenue in any 12-month period. The SARs are exercisable at $0.45 per share over a 10-year period. The Company’s then Chief Executive Officer, then President and Chief Technology Officer agreed to cancel the 250,000 stock options granted to each of them in their prior employment agreements. These executives’ base salary will increase to: (i) $170,000 upon the Company generating $3,000,000 in revenue in any 12-month period, (ii) $190,000 upon the Company generating $5,000,000 in any 12-month period and (iii) $200,000 upon the Company generating $6,000,000 in any 12-month period. On September 30, 2016, the employment agreement for the Company’s Chief Financial Officer expired.

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

In July 2016, the Company entered into a settlement agreement with the plaintiff whereby the Company agreed to pay the plaintiff $250,000 and issue the plaintiff five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share, in exchange for the dismissal of all claims against the Company. The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.01%, resulting in a fair value of $70,631. As such, the Company recorded a loss on settlement of $320,631 for the year ended December 31, 2016.

In June 2016, the Company entered into a settlement agreement with its employment practices insurance company related to the Company’s suit against the insurance company for failure to cover post trial legal costs related to the suit described above in this Note 5. Under the settlement agreement, the insurance company agreed to pay the Company $300,000, which payment was received in July 2016. As such the Company recorded a gain on settlement of $300,000 for the year ended December 31, 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In June 2013, GelTech filed a lawsuit against its director and former Executive Chairman, for inducing GelTech to enter into an Employment Agreement based on representations that he would facilitate a $25 million financing on behalf of GelTech. In November 2013, the former Executive Chairman countersued GelTech for breach of the Employment Agreement. Effective August 12, 2015, GelTech entered into a settlement agreement and release of claims (the “Settlement Agreement”) related to the lawsuit and countersuit. Under the employment agreement, the executive chairman was entitled to $800,000 of salary, up to 800,000 restricted stock units and $28,800 in auto allowance. Under the Settlement Agreement, the Company issued the former executive chairman 200,000 shares of restricted common stock and made two cash payments totaling $315,000. As a result of the Settlement Agreement, the Company recognized a loss on settlement in the amount of $412,867 during the year ended December 31, 2015.

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2016. As of December 31, 2016 the Company had no cash equivalent balances that were not insured.

At December 31, 2016, two customers accounted for 49.4% and 19.0% of accounts receivable.

For the year ended December 31, 2016, five customers accounted for 19.8%, 15.6%, 12.0%, 10.4% and 10.1% of sales.

During the year ended December 31, 2016, sales primarily resulted from four sources, sales of FireIce®, Soil₂O® and FireIce Shield® which made up 65.7%, 16.3% and 14.5%, respectively, plus paid for research of 2.9% of total revenues. Of the FireIce® sales, 85.2% related to the sale of FireIce® products and 14.8% related to sales of the FireIce Eductors, EMFIDS and extinguishers. Of the Soil₂O® sales, 27.4% related to traditional sales of Soil₂O® and 54.4% related to sales of Soil₂O® Dust Control, including 11.2% of our new Soil2O Soil Cap product. Of the FireIce Shield® sales, 50.7% consisted of sales of spray bottles, 41.2% were sales of canisters and refills.

Two vendors accounted for 49.0% and 14.2% of the Company’s approximately $631,000 in purchases of raw material and packaging during the year ended December 31, 2016.

Approximately 14.5% of revenue was generated from customers outside the United States during the year ended December 31, 2016.

During the year ended December 31, 2016, our chairman and principal shareholder provided 100% of our debt financing.

12.

SUBSEQUENT EVENTS

Since January 1, 2017, the Company has issued two year warrants to purchase 396,925 shares of common stock at an exercise price of $2.00 per share in exchange for advances in the amount of $200,000 from the Company’s chairman and principal shareholder in connection with the secured convertible line of credit agreement. The conversion rates of these advances were between $0.23 and $0.28 per share.

Since January 1, 2017, the Company has issued 403,870 shares of common stock to Lincoln Park in exchange for $98,785 in connection with the Stock Purchase Agreement.

Since January 1, 2017, the Company has issued 2,081,637 shares of common stock and two year warrants to purchase 1,040,818 shares of common stock at $2.00 per share in exchange for $500,000 in connection with private placements with three accredited investors, including the issuance of 384,616 shares and 192,308 warrants to its chairman and principal shareholder in exchange for $100,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On February 7, 2017, the Company entered into a settlement and release agreement with a former employee related to claim filed by the employee under the Americans with Disabilities Act. In connection with the agreement, the Company agreed to pay the employee $125,100, plus payroll taxes of $1,449 and expenses of $340 in full settlement of the claim. In connection with the agreement, the Company was reimbursed $100,100 by its employment practices insurer resulting in net settlement expense of $26,789 which was included in accrued settlements as of December 31, 2016 and in loss on settlements for the year then ended.

On February 10, 2017, the Company granted five year warrants to purchase 150,000 shares of the Company’s common stock in exchange for legal services. The warrants vest immediately and are exercisable at $0.275 per share. The Company valued the warrants at $30,703 using the Black-Scholes option pricing model using a volatility of 99.06%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the warrants, and a discount rate of 1.88%. The fair value will be recognized in legal expense during the three months ending March 31, 2017.