Form 10-Q
period 2017-03-31
GelTech Solutions, Inc.
filed 2017-05-11
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

Class	Outstanding at May 11, 2017
Common Stock, $0.001 par value per share	56,989,683 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash	$124,647	$151,184
Accounts receivable trade, net	208,935	108,659
Inventories	1,282,806	1,662,429
Prepaid expenses and other current assets	96,564	109,801
Total current assets	1,712,952	2,032,073

Furniture, fixtures and equipment, net	232,362	253,294
Inventory not expected to be realized within one year	479,486	—
Deposits	16,086	16,086

Total assets	$2,440,886	$2,301,453

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$190,416	$141,794
Accrued expenses	674,545	521,781
Settlement accrual	—	26,789
Deferred revenue	2,667	6,667
Insurance premium finance contract	27,634	51,957
Total current liabilities	895,262	748,988
Convertible notes - related party, net of discounts	2,958,937	2,956,407
Convertible line of credit – related party, net of discounts	5,186,396	4,959,674
Total liabilities	9,040,595	8,665,069

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 56,191,660 and 53,605,180 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	56,192	53,605
Additional paid in capital	42,275,971	41,540,705
Accumulated deficit	(48,931,872)	(47,957,926)
Total stockholders' deficit	(6,599,709)	(6,363,616)

Total liabilities and stockholders' deficit	$2,440,886	$2,301,453

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

Sales	$389,036	$218,370
Cost of goods sold	131,230	76,023

Gross profit	257,806	142,347

Operating expenses:
Selling, general and administrative expenses	1,006,634	1,174,472
Research and development	12,591	117,949

Total operating expenses	1,019,225	1,292,421

Loss from operations	(761,419)	(1,150,074)

Other income (expense)

Interest income	5	3
Gain (loss) on conversion of interest	—	(72,765)
Loss on extension of warrants	—	(206,620)
Interest expense	(212,532)	(153,514)
Total other income (expense)	(212,527)	(432,896)

Net loss	$(973,946)	$(1,582,970)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	54,701,836	49,429,254

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(973,946)	$(1,582,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,189	16,237
Amortization of debt discounts	48,574	27,922
Loss (gain) on conversion of interest	—	72,765
Warrants issued for services	30,703	61,211
Common stock issued for services	—	7,656
Loss on extension of warrants	—	206,620
Employee stock option compensation expense	64,208	157,464
Changes in assets and liabilities:
Accounts receivable	(100,276)	118,407
Inventories	(99,863)	47,993
Prepaid expenses and other current assets	13,237	33,721
Accounts payable	48,622	(114,236)
Accrued expenses	152,764	147,757
Settlement accrual	(26,789)	(80,000)
Deferred revenue	(4,000)	—
Net cash used in operating activities	(824,577)	(879,453)

Cash flows from Investing Activities
Purchases of equipment	(1,257)	(52,358)
Net cash used in investing activities	(1,257)	(52,358)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	123,620	225,245
Proceeds from sale of stock and warrants	500,000	—
Proceeds from advances on convertible line of credit with related parties	200,000	680,000
Payments on insurance finance contract	(24,323)	(26,214)
Net cash provided by financing activities	799,297	879,031

Net (decrease) increase in cash and cash equivalents	(26,537)	(52,780)
Cash and cash equivalents - beginning	151,184	135,266
Cash and cash equivalents - ending	$124,647	$82,486

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$773	$835
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$9,661	$61,637
Loan discount from warrants	$9,661	$61,637
Stock issued for accrued interest	$—	$149,811

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

The Company also markets equipment that is used to apply these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion, (2) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires and (3) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work.

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Report on Form 10-K for the year ended December 31, 2016 filed on March 28, 2017.

Inventories

Inventories as of March 31, 2017 consisted of raw materials and finished goods in the amounts of $728,004 and $1,034,287, respectively.  As of March 31, 2017, the Company estimated that raw materials in the amount $479,486 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended March 31, 2017 include the allowance for doubtful accounts, depreciation and amortization, valuation of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At March 31, 2017, there were options to purchase 11,846,340 shares of the Company’s common stock, warrants to purchase 15,327,407 shares of the Company’s common stock and 24,221,161 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

The Company accounts for non-employee stock-based compensation in accordance with ASC 505-50-25, “Equity Based Payments to Non-Employees,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values.

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

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees.  The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair values of stock options and warrants granted during the period from January 1, 2017 to March 31, 2017 were estimated using the following assumptions:

Risk free interest rate	1.19% - 1.88%
Expected term (in years)	2.0 - 5.0
Dividend yield	––
Volatility of common stock	97.10% - 99.06%
Estimated annual forfeitures	––

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Because the Company's primary source of revenues is sales of products, the Company believes the impact of this new standard will be immaterial to the results of operations and will only impact the Company’s disclosure.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  Because the Company has not entered into any lease transactions, there will be no impact to the Company by this standard.

No Accounting Standards Updates (ASUs) which were not effective until after March 31, 2017 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of March 31, 2017, the Company had an accumulated deficit and stockholders’ deficit of $48,931,872 and $6,599,709, respectively, and incurred losses from operations and net losses of $761,419 and $973,946, respectively, for the three months ended March 31, 2017 and used cash in operations of $824,577 during the three months ended March 31, 2017.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2017, the Company received $200,000 in advances from its convertible line of credit with its chairman and principal shareholder and $500,000 from private placements with three accredited investors, including $100,000 from its chairman and principal shareholder. The Company also received $123,620 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

Management believes that the Purchase Agreement with Lincoln Park, additional funding from its chairman and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has three debt facilities outstanding, all of them held by its chairman and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586 and all prior related debt discounts were fully amortized. During the three months ended March 31, 2017, the Company recognized interest expense of $36,940.  As of March 31, 2017, the principal balance of the note is $1,997,483 and accrued interest amounted to $173,617.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the three months ended March 31, 2017, the Company recorded interest expense of $2,530 related to the amortization of the note discounts related to the warrants. As of March 31, 2017, the balance of the unamortized discount related to the warrants was $38,545. As of March 31, 2017, the principal balance on this note is $1,000,000 and accrued interest amounted to $54,041.

In connection with the February 2015 debt modifications described above, the Company entered into a Secured Revolving Convertible Line of Credit Agreement for up to $4 million with its chairman and principal shareholder. On April 8, 2016, the Company and its chairman and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its chairman and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its chairman and principal shareholder, receive advances under the secured convertible line of credit. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s chairman and principal shareholder two year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

For the three months ended March 31, 2017, the Company received two advances totaling $200,000 with conversion rates of $0.23 and $0.2785 per share, and issued two year warrants to purchase 396,925 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $9,661 and $9,661, respectively. During the three months ended March 31, 2017, the Company has recognized interest expense of $46,044 related to the amortization of loan discounts. As of March 31, 2017, the principal balance of the advances was $5,895,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $354,302 and $354,302, respectively. Accrued interest on the advances amounted to $417,778 as of March 31, 2017.

The calculated loan discounts for warranties were based on the relative fair value of the warrants which were calculated by the Company based on the Black Scholes option pricing model, using volatilities of between 97.04% and 99.04%, based on the Company’s historical stock price, discount rates from 1.19% to 1.22%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of March 31, 2017 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(38,546)	$2,958,937
Secured Convertible Line of Credit	5,895,000	(708,604)	5,186,396
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$8,892,483	$(747,150)	$8,145,333

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on October 16, 2015.

During the three months ended March 31, 2017, the Company issued 504,843 shares of common stock in exchange for $123,620 in connection with the Lincoln Park Purchase Agreement.

During the three months ended March 31, 2017, the Company issued 2,081,637 shares of common stock to three accredited investors in exchange for $500,000, including the issuance of 384,616 shares of commons stock to the Company’s chairman and principal shareholder in exchange for $100,000.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2017 to March 31, 2017, was $63,254 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2017, the total compensation cost for stock options not yet recognized was approximately $135,019.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the three months ended March 31, 2017 was $684.

During the three months ended March 31, 2017 the Company granted five year options to purchase 150,000 shares of common stock at an exercise price of $0.275 per share in exchange for legal services.  The options were valued with the Black-Scholes option pricing model using a volatility of 99.06% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk-free rate of 1.88%.  The calculated fair value, $30,703 was recorded as prepaid expense and will be amortized over twelve months.  For the three months ended March 31, 2017, $5,118 was amortized to expense.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the three months ended March 31, 2017, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the three months ended March 31, 2017, the Company issued two year warrants to purchase 396,925 shares of common stock at an exercise price of $2.00 per share in connection with advances of $200,000 from its chairman and principal shareholder related to the convertible line of credit agreement.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

During the three months ended March 31, 2017, the Company issued two year warrants to purchase 1,040,818 shares of common stock at an exercise price of $2.00 per share in connection with private placements with 3 accredited investors including warrants to purchase 192,308 to the Company’s chairman and principal shareholder

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2017, the Company issued stock and warrants to its chairman and principal shareholder in exchange for cash as more fully described in Notes 3 and 4.

NOTE 6 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2017. As of March 31, 2017, there were no cash balances held in depository accounts that are not insured.

At March 31, 2017, two customers accounted for 47.4% and 22.5% of accounts receivable.

For the three months ended March 31, 2017, two customers accounted for 47.9% and 10.5% of sales.

Approximately 57.4% of revenue was generated from customers outside the United States during the three months ended March 31, 2017.

During the three months ended March 31, 2017, sales primarily resulted from three products, FireIce®, Soil2O® and FireIce Shield® which made up 76.3%, 10.0% and 13.6%, respectively, of total sales. Of the FireIce® sales, 87.1% related to the sale of FireIce® products and 12.9% related to sales of the FireIce extinguishers and eductor equipment.  Of the Soil2O® sales, 28.9% related to traditional sales of Soil2O® and 71.1% related to sales of Soil2O® Dust Control.  Of the FireIce Shield® sales, 7.4% consisted sales of asset protection canisters and refills, 38.0% related to FireIce Shield® CTP units and products, and 46.2% consisted of sale of spray bottles for use by welders and plumbers.

One vendor accounted for 53.4% of the Company’s approximately $193,000 in purchases of raw material, finished goods and packaging during the three months ended March 31, 2017.

During the three months ended March 31, 2017, our chairman and principal shareholder provided 100% of the Company’s debt financing.

NOTE 7 – Subsequent Events

Since April 1, 2017, the Company has issued 353,407 shares of common stock to Lincoln Park in exchange for $86,935 in connection with the Purchase Agreement.

In April 2017, the Company issued 444,616 shares of common and two year warrants to purchase 222,308 shares of common stock for $2.00 per share to two accredited investors in exchange for $115,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2017.

Overview

GelTech Solutions, Inc. (“GelTech” or the “Company), generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

2017 Highlights

Thus far in 2017, we have added two additional state agencies to our Wildland line up and our FireIce products have also been used to successfully control a landfill fire in the Bahamas that has been burning for five years. The new name of our product listed on the United States Forest Service (Forest Service) Qualified Products List, FireIce 561, was accepted by the Forest Service. Further, we have installed and will be field testing an automated FireIce mixing and loading piece of equipment at two airbases this fire season, one in Colorado and one in Saskatchewan and will be opening a new airbase and expanding an existing airbase in Oregon.

 Training of new communication tower contractors on usage of the FireIce Shield CTP System slowed during the first quarter of 2017, partially from seasonality and also from reluctance by contractors to commit to the product until it is required by the cell tower owners. We have begun the process of expanding the cell tower program to the Southwestern United States and will be demonstrating the FireIce Shield CTP unit and products at the largest wireless communications trade show in May, sharing a booth with Crown Castle International, Inc.  Although expected revenues from this source have been delayed, we continue to believe these customers will generate significant revenues in the future.

Our utilities customers, including in the District of Columbia, have begun to make initial purchases of our FireIce UL Extinguishers and related refills for the extinguishers plus an initial purchase of a FireIce Rapid Response Unit, but we have not, as yet, seen broad acceptance of our EMFIDS units. We have been working with several utilities for deployment of EMFIDS like units to protect transformers and other sensitive electronic equipment.

One of our larger manufacturing customers has begun to adopt the use of FireIce and FireIce Shield into additional manufacturing plant locations. We continue working with numerous other manufacturing facilities to explore other applications of our FireIce and FireIce Shield products. Our distributor, FireIce Solutions, has been successful in securing orders for our FireIce Shield spray bottles, canisters and welding blankets for use at four major shipyards.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Sales	$389,036	$218,370	$170,666	78.2%
Cost of Goods Sold	131,530	76,023	55,207	72.6%
Gross Profit	257,806	142,347	115,459	81.1%
Operating Expenses:
Selling General and Administrative	1,006,634	1,174,472	(167,838)	(14.3%)
Research and Development	12,591	117,949	(105,358)	(89.3%)
Loss from Operations	(761,419)	(1,150,074)	388,655	33.8%
Other Income (Expense)	(212,527)	(432,896)	220,369	(50.9%)
Net Loss	$(973,946)	$(1,582,970)	$609,024	(38.5%)

Sales

Sales of product during the three months ended March 31, 2017 consisted of $296,888 for FireIce® and related products, $39,082 for Soil2O® and $52,887 for FireIce Shield®.  FireIce® sales consisted of $258,746 related to product sales primarily to wildland firefighting agencies and to fight a landfill fire in the Bahamas and $38,141 related to sales of extinguishers and eductors. The Soil2O® sales consisted of sales of Soil2O® topical of $11,084 and sales of Soil2O® dust control of $27,997. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles of $26,442, canisters and refills of $3,911 FireIce Shield CTP units and product of $20,100 and FireIce Shield Welding Blankets of $2,298.  The increase in 2017 sales as compared to 2016 sales is primarily related to an increase in FireIce sales in the wildland firefighting sector of approximately $180,000.

Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October; we anticipate FireIce Shield® sales to be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce.  Our FireIce and Soil2O Dust Control products are gaining acceptance from industrial agricultural organizations needing to protect crop stockpiles and to control dust on unpaved roadways. In addition, our FireIce Shield product has generated sales from manufacturing plants, companies that perform welding, cutting and brazing (hot work) in a number of different industries such as plumbing and air conditioning repairs, communication tower fabrication and maritime and naval shipyards.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 33.7% for the three months ended March 31, 2017 as compared to 34.8% for the three months ended March 31, 2016.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended March 31, 2017.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the three months ended March 31, 2017 resulted primarily from (1) a decrease in professional fees of $114,139 as a result of the resolution of outstanding legal claims; (2) a decrease in equity based compensation of $109,990 as result of fewer warrants granted to consultants; and (3) a decrease in investor relations expense of $30,750. These decreases were partially offset by an increase in compensation and benefits of $80,645 due to the hiring of two sales people in November and December 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

The research and development expenses for the three months ended March 31, 2017 related primarily to initial research into potential new product applications.   The research and development expenses for the three months ended March 31, 2016 related to third party testing to determine the efficacy of GelTech’s products for new and existing applications.

Loss from Operations

The decrease in loss from operations in 2017 as compared to 2016 resulted from the higher gross profit, lower operating expenses and research and development costs, plus lower other expense.

Other Income (Expense)

Other expense during the three months ended March 31, 2017 consisted of interest expense of $212,532. Other expense for the three months ended March 31, 2016 consisted of interest expense of $153,514, a loss on conversion of interest of $72,765 and a loss on extending the term of certain warrants for an addition one year period of $206,620.

Net Loss

The lower net loss for the three months ended March 31, 2017 resulted from the higher gross profit, lower operating expense and research and development costs and lower other expense. Net loss per common share was $0.02 and $0.03, respectively, for the three months ended March 31, 2017 and 2016. The weighted average number of shares outstanding for the three months ended March 31, 2017 and 2016 were 54,701,836 and 49,429,254, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Quarter Ended March 31,
	2017	2016

Net cash used in operating activities	$(824,577)	$(879,453)
Net cash used in investing activities	(1,257)	(52,358)
Net cash provided by financing activities	799,297	879,031
Net (decrease) in cash and cash equivalents	$(26,537)	$(52,780)

Net Cash Used in Operating Activities

Net cash used during the three months ended March 31, 2017 resulted primarily from the net loss of $973,946, and increases in inventories of $99,863 and accounts receivable of 100,276.  These were partially offset by increases in accounts payable of $48,622 and accrued liabilities of $152,764 and equity based compensation of $64,208.

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

Net Cash Used in Investing Activities

The major difference in net cash used in investing activities for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 resulted from the purchase of equipment and a vehicle for the Company’s wildland operations in 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Provided By Financing Activities

During the three months ended March 31, 2017, the Company received $500,000 in exchange for 2,081,637 shares of common stock and two year warrants to purchase 1,040,818 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors, including $100,000 in exchange for 384,616 shares of common stock and 192,308 warrants from our chairman and principal shareholder and received $200,000 from advances under the convertible line of credit facility, all from our chairman and principal shareholder.  In addition, the Company issued two year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances.  The Company also received $123,620 in exchange for 504,843 shares of common stock in connection with the Lincoln Park Stock Purchase Agreement (“Purchase Agreement”). The amounts received were used to make payments on insurance premium finance contracts of $24,323 as well as providing working capital.

During the three months ended March 31, 2016, the Company received $225,245 in exchange for 508,822 shares of common stock in connection with a stock purchase agreement with Lincoln Park Stock Purchase Agreement, and received $680,000 from advances under the $5 million secured convertible line of credit facility with our chairman and principal shareholder.  In addition, the Company issued two year warrants to purchase 783,963 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $26,214, as well as providing working capital.

Historical Financings

Since January 1, 2017 through the date of this report, GelTech has received $200,000 in advances, at conversion rates from $0.23 to $0.2785 per share against its convertible secured line of credit agreement with its chairman and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 504,843 shares of common stock at $2.00 per share.

Since January 1, 2017 through the date of this report the Company has received $210,555 in exchange for 858,250 shares of common stock in connection with the Lincoln Park Purchase Agreement.

Since January 1, 2017 through the date of this report, the Company has received $615,000 in exchange for the issuance of 2,526,253 shares of common stock and two year warrants to purchase 1,263,126 shares of common stock for $2.00 per share in connection with private placements with four accredited investors, including $100,000 in exchange for 384,616 shares and 192,308 warrants from our chairman and principal shareholder.

Liquidity and Capital Resource Considerations

As of May 11, 2017, we had approximately $125,000 in available cash.

In August 2015, GelTech signed a $10 million Stock Purchase Agreement with Lincoln Park. The Company also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on October 16, 2015. Failure of our stock price to increase will impact our ability to meet our working capital needs through Lincoln Park.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s investments and the Lincoln Park Purchase Agreement. If Mr. Reger were to cease providing us with working capital, our stock price were to fall below the floor price in the Purchase Agreement with Lincoln Park or we are unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

Related Person Transactions

For information on related party transactions and their financial impact, see Note 5 to the Unaudited Consolidated Financial Statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity, anticipated capital asset requirements, increased revenues and expected increase in sales of our products (including additional states using FireIce). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, the failure to keep the Lincoln Park registration statement effective or Lincoln Park or our principal shareholder suffering unanticipated liquidity issues.

Further information on our risk factors is contained in our filings with the SEC, including our Prospectus dated April 7, 2017. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investors (1)	January 2017 through March 2017	1,697,021 shares of common stock and two year warrants to purchase 848,510 at $2.00 per share	Private Placements with Two Accredited Investors

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.

OTHER INFORMATION.

Not Applicable

ITEM 6.

EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELTECH SOLUTIONS, INC.

May 11, 2017	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

May 11, 2017	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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