Form 10-Q
period 2017-06-30
GelTech Solutions, Inc.
filed 2017-08-11
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Class	Outstanding at August 11, 2017
Common Stock, $0.001 par value per share	62,745,856 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash	$124,327	$151,184
Accounts receivable trade, net	99,327	108,659
Inventories	1,328,327	1,662,429
Prepaid expenses and other current assets	60,426	109,801
Total current assets	1,612,407	2,032,073

Furniture, fixtures and equipment, net	209,559	253,294
Inventory not expected to be realized within one year	479,486	—
Deposits	16,086	16,086

Total assets	$2,317,538	$2,301,453

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$224,273	$141,794
Accrued expenses	314,229	521,781
Settlement accrual	—	26,789
Deferred revenue	—	6,667
Insurance premium finance contract	8,418	51,957
Total current liabilities	546,920	748,988
Convertible notes - related party, net of discounts	2,961,496	2,956,407
Convertible line of credit – related party, net of discounts	5,233,429	4,959,674
Total liabilities	8,741,845	8,665,069

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 60,778,617 and 53,605,180 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	60,779	53,605
Additional paid in capital	43,551,469	41,540,705
Accumulated deficit	(50,036,555)	(47,957,926)
Total stockholders' deficit	(6,424,307)	(6,363,616)

Total liabilities and stockholders' deficit	$2,317,538	$2,301,453

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$181,469	$484,934	$570,505	$703,304
Cost of goods sold	53,411	135,112	184,641	211,135
Gross profit	128,058	349,822	385,864	492,169

Operating expenses:
Selling, general and administrative expenses	1,011,289	1,005,203	2,017,923	2,179,675
Research and development	10,239	37,514	22,830	155,463

Total operating expenses	1,021,528	1,042,717	2,040,753	2,335,138

Loss from operations	(893,470)	(692,895)	(1,654,889)	(1,842,969)

Other income (expense)
Other income	—	300,000	—	300,000
Interest income	3	3	8	6
Gain (loss) on conversion of interest	—	—	—	(72,765)
Loss on extension of warrants	—	—	—	(206,620)
Loss on settlement	—	(320,631)	—	(320,631)
Interest expense	(211,216)	(173,870)	(423,748)	(327,384)
Total other income (expense)	(211,213)	(194,498)	(423,740)	(627,394)

Net loss	$(1,104,683)	$(887,393)	$(2,078,629)	$(2,470,363)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average shares outstanding - basic and diluted	58,253,159	50,409,090	56,487,308	49,894,633

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,078,629)	$(2,470,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	—	(21,875)
Depreciation	44,992	34,990
Amortization of debt discounts	98,166	65,654
Loss (gain) on conversion of interest	—	72,765
Options issued for services	30,703	44,477
Loss on extension of warrants	—	206,620
Stock option compensation expense	133,683	298,808
Changes in assets and liabilities:
Accounts receivable	9,332	(18,547)
Settlement receivable	—	(300,000)
Inventories	(145,384)	30,818
Prepaid expenses and other current assets	49,375	63,569
Accounts payable	84,279	(67,235)
Deferred revenue	(6,667)	14,667
Settlement accrual	(26,789)	240,631
Accrued expenses	299,323	276,206
Net cash used in operating activities	(1,507,616)	(1,528,815)

Cash flows from Investing Activities
Purchases of equipment	(1,257)	(153,943)
Net cash used in investing activities	(1,257)	(153,943)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	210,555	407,275
Proceeds from sale of stock and warrants	1,115,000	150,000
Proceeds from advances on convertible line of credit with related parties	200,000	1,205,000
Payments on insurance finance contract	(43,539)	(46,598)
Net cash provided by financing activities	1,482,016	1,715,677

Net (decrease) increase in cash	(26,857)	32,919
Cash - beginning	151,184	135,266
Cash - ending	$124,327	$168,185

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,129	$1,188
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$9,661	$105,116
Loan discount from warrants	$9,661	$105,116
Options issued for legal services, recorded as prepaid expense	$30,703	$—
Stock issued for services	$1,800	$11,267
Stock issued for accrued interest	$506,875	$298,177

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Inventories as of June 30, 2017 consisted of raw materials and finished goods in the amounts of $980,316 and $827,497, respectively. As June 30, 2017, the Company had approximately $18,541 of consignment inventory consisting of FireIce 561 and FireIce HVOF with certain customers.  As of June 30, 2017, the Company estimated that raw materials in the amount $479,486 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the six months ended June 30, 2017 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes, accruals for litigation losses and the valuation of deferred tax assets.

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

The Company follows the guidance of ASC 705-20 “Accounting for Consideration Received from a Vendor” and ASC 605-50, “Revenue Recognition, Customer Payments and Incentives”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. However, products we utilize to perform demonstrations for potential customers are recorded as a marketing expense in operations.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At June 30, 2017, there were options to purchase 11,996,340 shares of the Company’s common stock, warrants to purchase 14,570,450 shares of the Company’s common stock and 24,221,161 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

The Company estimates expected volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees.  The risk free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair values of stock options and warrants granted during the period from January 1, 2017 to June 30, 2017 were estimated using the following assumptions:

Risk free interest rate	0.58% - 1.63%
Expected term (in years)	2.0 - 4.0
Dividend yield	––
Volatility of common stock	79.39% - 105.41%
Estimated annual forfeitures	––

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718).  The objective of this release was to provide further guidance as to when changes to the terms and conditions of share-based payments require an entity to apply modification accounting.  The ASU provides that modification accounting shall be used unless three specific criteria are met.  Because the Company has always used modification accounting for changes in the terms and condition of equity-based payments, there will be no impact to the Company by this standard.

No additional Accounting Standards Updates (ASUs) which were not effective until after June 30, 2017 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of June 30, 2017, the Company had an accumulated deficit and stockholders’ deficit of $50,036,555 and $6,424,307, respectively, and incurred losses from operations and net losses of $1,654,889 and $2,078,629, respectively, for the six months ended June 30, 2017 and used cash in operations of $1,507,616 during the six months ended June 30, 2017.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six months ended June 30, 2017, the Company received $200,000 in advances from its convertible line of credit with its chairman and principal shareholder and $1,115,000 from private placements with four accredited investors, including $500,000 from its chairman and principal shareholder. The Company also received $210,555 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

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

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification the Company recorded a loss on extinguishment of debt of $34,586 and all prior related debt discounts were fully amortized. During the six months ended June 30, 2017, the Company recognized interest expense of $74,290.  As of June 30, 2017, the principal balance of the note is $1,997,483 and accrued interest amounted to $61,156.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. As a result of the modification, the Company recorded a loss on extinguishment of debt of $562,062. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the six months ended June 30, 2017, the Company recorded interest expense of $5,089 related to the amortization of the note discounts related to the warrants. As of June 30, 2017, the balance of the unamortized discount related to the warrants was $35,987. As of June 30, 2017, the principal balance on this note is $1,000,000 and accrued interest amounted to $72,740.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

In connection with the February 2015 debt modifications described above, the Company entered into a Secured Revolving Convertible Promissory Note Agreement for a credit facility of up to $4 million with its chairman and principal shareholder. On April 8, 2016, the Company and its chairman and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its chairman and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its chairman and principal shareholder, receive advances under the secured convertible credit facility. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s chairman and principal shareholder two year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

For the six months ended June 30, 2017, the Company received two advances totaling $200,000 with conversion rates of $0.23 and $0.2785 per share, and issued two year warrants to purchase 396,925 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $9,661 and $9,661, respectively. During the six months ended June 30, 2017, the Company has recognized interest expense of $93,077 related to the amortization of loan discounts. As of June 30, 2017, the principal balance of the advances was $5,895,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $330,785 and $330,785, respectively. Accrued interest on the advances amounted to $165,933 as of June 30, 2017.

The calculated loan discounts for warranties were based on the relative fair value of the warrants which were calculated by the Company based on the Black Scholes option pricing model, using expected volatilities of between 97.04% and 99.04%, based on the Company’s historical stock price, discount rates from 1.19% to 1.22%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of June 30, 2017 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(35,987)	$2,961,496
Secured Convertible Line of Credit	5,895,000	(661,570)	5,233,430
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$8,892,483	$(697,557)	$8,194,926

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

During the six months ended June 30, 2017, the Company issued 858,250 shares of common stock in exchange for $210,555 in connection with the Lincoln Park Purchase Agreement.

In May 2017, the Company issued 428,032 shares of common stock to its chairman and principal shareholder in payment of accrued interest of $149,811. The shares were valued at $107,008 based on the quoted trading price at the conversion agreement date.  The gain of $42,803 was recorded to paid in capital on the conversion as the conversion was by a related party.

In May 2017, the Company issued 1,275,277 shares of common stock to its chairman and principal shareholder in payment of accrued interest of $357,064 related to the advances under the Secured Revolving Convertible Promissory Note Agreement. The shares were valued at $320,095 based on the quoted trading price at the conversion agreement date.  The gain of $36,969 was recorded to paid in capital on the conversion as the conversion was by a related party.

During the six months ended June 30, 2017, the Company issued 7,172 shares of common stock in payment of consulting services valued at $1,800.

During the six months ended June 30, 2017, the Company issued 4,604,706 shares of common stock and two-year warrants to purchase 2,302,354 shares of common stock at $2.00 per share in exchange for $1,115,000 in connection with private placements with four accredited investors, including 2,063,069 shares and warrants to purchase 1,031,056 shares to the Company’s chairman and principal shareholder in exchange for $500,000.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2017 to June 30, 2017, was $132,589 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2017, the total compensation cost for stock options not yet recognized was approximately $86,579.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the six months ended June 30, 2017 was $1,094.

In June 2017, the Company granted five year options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.25 per share to an employee in connection with the employee’s appointment as an officer of the Company.  The options vested 25% immediately, with the remainder vesting annually over a three year period, subject to continued employment with the Company. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.39% based upon the historical price of the company’s stock, a term of four years, calculated using the simplified method and a risk-free rate of 1.63%.  The calculated fair value, $21,996 will be amortized ratably over the vesting period.

During the six months ended June 30, 2017 the Company granted five year options to purchase 150,000 shares of common stock at an exercise price of $0.275 per share in exchange for legal services.  The options were valued with the Black-Scholes option pricing model using an expected volatility of 99.06% based upon the historical price of the company’s stock, an expected term of five years, the term of the warrants and a risk-free rate of 1.88%.  The calculated fair value, $30,703 was recorded as prepaid expense and will be amortized over the twelve month service period.  For the six months ended June 30, 2017, $12,793 was amortized to expense.

Warrants to Purchase Common Stock

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

NOTE 5 – Related Party Transactions

During the six months ended June 30, 2017, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Notes 3 and 4.

NOTE 6 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2017. As of June 30, 2017, there were no cash balances held in depository accounts that are not insured.

At June 30, 2017, five customers accounted for 19.6, 13.0%, 12.9%, 10.7% and 10.3% of accounts receivable.

For the six months ended June 30, 2017, two customers accounted for 32.6% and 16.7% of sales.

Approximately 43.8% of revenue was generated from customers outside the United States during the six months ended June 30, 2017.

During the six months ended June 30, 2017, sales primarily resulted from three products, FireIce®, Soil2O® and FireIce Shield® which made up 73.5%, 12.6% and 13.8%, respectively, of total sales. Of the FireIce® sales, 85.8% related to the sale of FireIce® products and 12.6% related to sales of the FireIce extinguishers and eductor equipment.  Of the Soil2O® sales, 19.6% related to traditional sales of Soil2O® and 80.4% related to sales of Soil2O® Dust Control.  Of the FireIce Shield® sales, 22.8% consisted sales of asset protection canisters and refills, 25.8% related to FireIce Shield® CTP units and products, and 51.0% consisted of sale of spray bottles for use by welders and plumbers.

One vendor accounted for 53.4% of the Company’s approximately $93,000 in purchases of raw material, finished goods and packaging during the six months ended June 30, 2017.

During the six months ended June 30, 2017, our chairman and principal shareholder provided 100% of the Company’s debt financing.

NOTE 7 – Subsequent Events

In August 2017 (the “Effective Date”), the Company adopted the 2017 Equity Incentive Plan (“2017 Plan”) to replace the 2007 Equity Incentive Plan (the “2007 Plan”) that expired on January 31, 2017.  In accordance with the 2017 Plan, on the Effective Date, the Company issued 710,000 10-year stock option to its non-employee directors. The options have an exercise price of $0.2113 per share and vest on June 30, 2017, subject to continuing service as a director. The options were valued using the Black-Scholes model using an expected volatility of 80.03% (derived using the historical market price for the Company’s common stock), an expected term of 5.5 years (using the simplified method) and a discount rate of 1.91%. The fair value of these options, $100,959, will be recognized as expense over the requisite service period.  Outstanding derivative securities (i.e., stock appreciation rights and stock options) which were granted under the 2007 Plan will still be subject to the terms and conditions of the 2007 Plan and any agreement executed with respect to such security.

Since July 1, 2017, the Company has issued 1,942,239 shares of common stock and two year warrants to purchase 971,120 shares of common stock at an exercise price of $2.00 per share in exchange for $425,000 in connection with private placements with 2 accredited investors, including 520,834 shares and 260,417 warrants to its chairman and principal shareholder in exchange for $125,000.

In addition, the Company issued 25,000 shares of common stock in exchange for $6,000 in connection with a private placement with an accredited investor.

In August 2017, the Company issued ten year fully vested options to purchase 500,000 shares of common stock at an exercise price of $0.2039 per share to its CEO and CTO. The options were valued using the Black-Scholes model using an expected volatility of 80.03% (derived using the historical market price for the Company’s common stock), an expected term of 5.0 years (using the simplified method) and a discount rate of 1.82%. The fair value of these options, $65,833 will be recognized as expense during the three months ending September 30, 2017.

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

Overview

GelTech Solutions, Inc. (“GelTech” or the “Company”), generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil2O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

2017 Highlights

Thus far in 2017, we have added four additional state agencies to our Wildland line up and our FireIce products have also been used to successfully control a landfill fire in the Bahamas that has been burning for five years. The new name of our product listed on the United States Forest Service (Forest Service) Qualified Products List, FireIce 561, was accepted by the Forest Service. Further, we have installed and will be field testing an automated FireIce mixing and loading piece of equipment at three airbases this fire season, one in Colorado, one in Montana and one in Saskatchewan, and will be opening a new airbase and expanding an existing airbase in Oregon.

Training of new communication tower contractors on usage of the FireIce Shield CTP System slowed during the first quarter of 2017, partially from seasonality and also from reluctance by contractors to commit to the product until it is required by the cell tower owners. We have begun the process of expanding the cell tower program to the Southwestern United States and demonstrated the FireIce Shield CTP unit and products at the largest wireless communications trade show in May, sharing a booth with Crown Castle International, Inc. We received interest from several contractors in the southwest at the show.  Although revenues from this source have been immaterial to date, we continue to believe these customers will generate significant revenues in the future.

Our utilities customers, including in the District of Columbia, have begun to make initial purchases of our FireIce UL Extinguishers and related refills for the extinguishers plus an initial purchase of a FireIce Rapid Response Unit, but we have not, as yet, seen broad acceptance of our EMFIDS units. In June, we hired a seasoned sales professional who has over 30 years of experience selling to the utility industry.

Two of our manufacturing customers have begun to adopt the use of FireIce and FireIce Shield into additional manufacturing plant locations. We continue working with numerous other manufacturing facilities to explore other applications of our FireIce and FireIce Shield products. Our distributor, FireIce Solutions, has been successful in securing orders for our FireIce Shield spray bottles, canisters and welding blankets for use at four major shipyards.

We have successfully designed and quoted pricing for a system to prevent lithium-ion batteries from reaching runaway for use in installations that employ large banks of lithium-ion batteries as an alternative power source or for use in large central charging stations where lithium-ion batteries are recharged.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

During the six months ended June 30, 2017, the Company identified raw materials in the amount of $479,486 that the Company estimated would not be used within one year, based on current sales volumes. These materials have been reclassified to long term assets. The Company believes these raw materials will be realized and are necessary given the unpredictable nature of wildfire events and the need for the Company to be able to respond quickly.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Sales	$570,505	$703,304	$(132,799)	(18.9%)
Cost of Goods Sold	184,641	211,135	(26,494)	(12.6%)
Gross Profit	385,864	492,169	(106,305)	(21.6%)
Operating Expenses:
Selling General and Administrative	2,017,923	2,179,675	(161,752)	(7.4%)
Research and Development	22,830	155,463	(132,633)	(85.3%)
Loss from Operations	(1,654,889)	(1,842,969)	188,080	10.2%
Other Income (Expense)	(423,748)	(627,394)	203,654	(32.5%)
Net Loss	$2,078,629)	$(2,470,363)	$391,734	15.9%

Sales

Sales of product during the six months ended June 30, 2017 consisted of $419,363 for FireIce® and related products, $71,646 for Soil2O® and Soil2O® Dust Control, $78,942 for FireIce Shield® and $554 for GT-W14.  FireIce® sales consisted of $359,891 related to product sales to wildland firefighting agencies and the Bahamas and $52,805 related to sales of extinguishers and product to our municipal distributor. The Soil2O® sales consisted of sales of Soil2O® topical of $14,025 and sales of Soil2O® dust control of $57,621. Sales of FireIce Shield® consisted of sales of asset protection canisters, spray bottles and refills of $55,334 plus sales of FireIce Shield CTP systems and refills of $20,400.  Both FireIce® wildland sales and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate FireIce Shield® sales to be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The decrease in cost of goods sold was the result of the decrease in sales Cost of sales as a percentage of sales was 32.4% for the six months ended June 30, 2017 as compared to 30.0% for the six months ended June 30, 2016. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended June 30, 2017, but as always it is dependent upon the sales mix.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the six months ended June 30, 2017 resulted primarily from (1) a decrease in equity base compensation of $165,125 resulting from fewer warrants granted to consultants during the six months ended June 30, 2017; (2) a decrease in professional fees resulting from a reduction of fees related to litigation of approximately $113,580; (3) a decrease in investor relations expense of $40,186 as a result of a negotiated reduction in our monthly fee  and (4) a decrease in travel expense of $26,828 resulting from the relocation of our Wildland team to Colorado.  These decreases were partially offset by an increase in salaries and employee benefits of $125,066 as a result of the hiring of two sales professionals which were partially offset by a reduction of consulting.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2017 decreased $132,633 due to the inclusion of third party testing to determine the efficacy of GelTech’s products for new and existing applications during the six months ended June 30, 2016.

Loss from Operations

The decrease in loss from operations resulted from the lower operating expenses as described above.

Other Income (Expense)

Other expense for the six months ended June 30, 2017 consisted of interest expense of $423,748.  Other expense during the six months ended June 30, 2016 consisted of (1) interest expense of $327,384; (2) a loss on litigation settlement of $320,631 resulting from claims brought against the Company by a former employee, which was partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier; (3) a loss on extending the term of certain warrants for an additional one year period of $206,620; and (4) a loss on conversion of interest of $72,765.

Net Loss

The lower net loss for the six months ended June 30, 2017 resulted from lower operating costs and lower other expense as described above. Net loss per common share was $0.04 and $0.05, respectively, for the six months ended June 30, 2017 and 2016. The weighted average number of shares outstanding for the six months ended June 30, 2016 and 2015 were 56,487,308 and 49,894,633, respectively.

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Sales	$181,469	$484,934	$(303,465)	(62.7%)
Cost of Goods Sold	53,411	135,112	(81,701)	(60.5%)
Gross Profit	128,058	349,822	(221,764)	(63.4%)
Operating Expenses:
Selling General and Administrative	1,011,289	1,005,203	6,086	(0.6%)
Research and Development	10,239	37,514	(27,275)	(72.7%)
Loss from Operations	(893,470)	(692,895)	(200,575)	29.0%
Other Income (Expense)	(211,213)	(194,498)	(16,715)	8.6%
Net Loss	$(1,104,683)	$(887,393)	$(217,290)	(24.5%)

Sales

Sales of product during the three months ended June 30, 2017 consisted of $122,475 for FireIce® and related products, $32,565 for Soil2O®, $26,056 for FireIce Shield® and $374for GT-W14.  FireIce® sales consisted of $97,953 related to product sales primarily to wildland firefighting agencies and $21,856 related to sales of extinguishers and product to our municipal distributor. The Soil2O® sales consisted of sales of Soil2O® topical of $11,318 and sales of Soil2O® dust control of $29,858. Sales of FireIce Shield® consisted primarily of sales of asset protection canisters and spray bottles of $24,846 And   Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate that FireIce Shield® sales will be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Cost of Goods Sold

The decrease in cost of goods sold was the result of the decrease in sales. Cost of sales as a percentage of sales was 29.4% for the three months ended June 30, 2017 as compared to 27.9% for the three months ended June 30, 2016.  We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the six months ended June 30, 2017, but as always is dependent upon the sales mix.

Selling, General and Administrative Expenses (SG&A)

There was a slight increase in SG&A expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  Increase in salaries and employee benefits of $44,421 resulting from additional sales professionals and an increase in general and administrative expenses of $14,395 were partially offset by a decrease in equity based compensation.

Research and Development Expenses

The research and development expenses for the three months ended June 30, 2017 related to third party testing of new applications of our products as well as development of new products and systems.

Loss from Operations

The increase in the loss from operations for the three months ended June 30, 2017 resulted from the lower gross profit and relatively flat operating expenses as described above.

Other Income (Expense)

Other expense for the three months ended June 30, 2017 consisted of interest expense of $211,216. Other expense during the three months ended June 30, 2016 consisted of (1) interest expense of $173,870 and (2) a loss on litigation settlement of $320,631 resulting from claims brought against the Company by a former employee, which was partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier.

Net Loss

The higher net loss for the three months ended June 30, 2017 resulted from the lower gross profit which was only partially offset by the lower research and development expense and lower other expense as described above. Net loss per common share was $0.02 for the three months ended June 30, 2017 and 2016. The weighted average number of shares outstanding for the three months ended June 30, 2017 and 2016 were 58,253,159 and 50,409,090, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net cash used in operating activities	$(683,039)	$(649,362)	$(1,507,616)	$(1,528,815)
Net cash used in investing activities	––	(101,585)	(1,257)	(153,943)
Net cash provided by financing activities	682,719	836,646	1,482,016	1,715,677
Net increase (decrease) in cash	$(320)	$85,699	$(26,857)	$32,919

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Used in Operating Activities

Net cash used during the six months ended June 30, 2017 resulted primarily from the net loss of $2,078,629 and an increase in inventories of $145,384.  These were partially offset by depreciation of $44,992, amortization of debt discount of $98,166, stock based compensation of $133,693, increases in accounts payable and accrued liabilities of $84,279 and $299,323, respectively, and a decrease in prepaid expenses of $49,375.

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

Net Cash Used in Investing Activities

The major difference in net cash used in investing activities for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 resulted from the purchase of equipment to mix and store our wildland product on airbases and for an additional vehicle for the Company’s wildland operations in 2016.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2017, the Company received $1,115,000 in exchange for 4,604,706 shares of common stock and two year warrants to purchase 2,272,354 shares of common stock at an exercise price of $2.00 per share in connection with private placements with four accredited investors, including 2,063,069 shares and 1,031,536 warrants in exchange for $500,000 from its chairman and principal shareholder and received $200,000 from advances under the convertible line of credit facility from our chairman and principal shareholder.  In addition, the Company issued two year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The Company also received $210,555 in exchange for 858,250 shares of common stock in connection with a stock purchase agreement with Lincoln Park. The amounts received were used to make payments on insurance premium finance contracts of $43,539 as well as providing working capital.

During the six months ended June 30, 2016, the Company received $407,275 in exchange for 1,015,951 shares of common stock in connection with a stock purchase agreement with Lincoln Park, received $1,205,000 from advances under the $5 million secured convertible line of credit facility with our chairman and principal shareholder, and received $150,000 in exchange for 428,572 shares of common stock and two year warrants to purchase 214,286 shares of common stock at an exercise price of $2.00 per share in connection with private placements with a director and his wife. In addition, the Company issued two year warrants to purchase 1,491,593 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $46,598, as well as providing working capital.

Historical Financings

Since January 1, 2017, GelTech has received $200,000 in advances, at conversion rates from $0.23 to $0.2785 per share against its convertible secured line of credit agreement with its chairman and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 396,926 shares of common stock at $2.00 per share.

Since January 1, 2017, the Company has received $210,555 in exchange for 858,250 shares of common stock in connection with the stock purchase agreement with Lincoln Park and has received $1,115,000 in exchange for 4,604,706 shares of common stock and two year warrants to purchase 2,302,354 shares of common stock at an exercise price of $2.00 per share in connection with private placements four accredited investors including our chairman and principal shareholder.

Liquidity and Capital Resource Considerations

As of August 11, 2017, we had approximately $168,000 in available cash.

In August 2015, GelTech signed a $10 million Purchase Agreement with Lincoln Park. The Company also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on October 16, 2015. Failure of our stock price to increase to, and remain above, $0.25 per share will impact our ability to meet our working capital needs through Lincoln Park.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s investments and the Lincoln Park Purchase Agreement. If Mr. Reger were to cease providing us with working capital, our stock price were to remain below the floor price in the Purchase Agreement with Lincoln Park or we are unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business.  As of the date of this report, the Company is not a party to any legal proceedings that could have a material effect on the Company’s business or financial condition.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below:

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant (1)	April 2017	7,172 shares of common stock	Consulting services valued at $1,800
Investors (1)	April 2017 through June 2017	2,541,637 shares of common stock and two year warrants to purchase 1,240,818 shares at $2.00 per share	Private Placements with three accredited investors
Investors (1)	July 2017 through August 10, 2017	1,421,405 shares of common stock and two year warrants to purchase 710,703 shares at $2.00 per share	Private Placements with one accredited investor

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

GELTECH SOLUTIONS, INC.

August 11, 2017	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

August 11, 2017	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
4.1	2017 Equity Incentive Plan	8-K	8/10/17	4.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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