Form 10-Q
period 2017-09-30
GelTech Solutions, Inc.
filed 2017-11-08
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

Class	Outstanding at November 8, 2017
Common Stock, $0.001 par value per share	71,393,458 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash	$57,409	$151,184
Accounts receivable trade, net	279,086	108,659
Inventories	1,393,705	1,662,429
Prepaid expenses and other current assets	125,038	109,801
Total current assets	1,855,238	2,032,073

Furniture, fixtures and equipment, net	202,274	253,294
Inventory not expected to be realized within one year	479,486	—
Deposits	16,086	16,086

Total assets	$2,553,084	$2,301,453

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$254,033	$141,794
Accrued expenses	476,177	521,781
Settlement accrual	—	26,789
Deferred revenue	8,250	6,667
Insurance premium finance contract	53,269	51,957
Total current liabilities	791,729	748,988
Convertible notes - related party, net of discounts	966,600	2,956,407
Convertible line of credit – related party, net of discounts	5,280,980	4,959,674
Total liabilities	7,039,309	8,665,069

Commitments (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 70,520,807 and 53,605,180 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	70,521	53,605
Additional paid in capital	46,465,773	41,540,705
Accumulated deficit	(51,022,519)	(47,957,926)
Total stockholders' deficit	(4,486,225)	(6,363,616)

Total liabilities and stockholders' deficit	$2,553,084	$2,301,453

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$383,595	$217,437	$954,100	$920,741
Cost of goods sold	112,386	71,131	297,027	282,266
Gross profit	271,209	146,306	657,073	638,475

Operating expenses:
Selling, general and administrative expenses	1,028,948	1,069,781	3,046,871	3,249,456
Research and development	15,135	50,765	37,965	206,228

Total operating expenses	1,044,083	1,120,546	3,084,836	3,455,684

Loss from operations	(772,874)	(974,240)	(2,427,763)	(2,817,209)

Other income (expense)
Other income	—	—	—	300,000
Interest income	1	2	9	8
Gain (loss) on conversion of interest	—	—	—	(72,765)
Loss on extension of warrants	—	—	—	(206,620)
Loss on settlement	—	—	—	(320,631)
Interest expense	(213,091)	(188,897)	(636,839)	(516,281)
Total other income (expense)	(213,090)	(188,895)	(636,830)	(816,289)

Net loss	$(985,964)	$(1,163,135)	$(3,064,593)	$(3,633,498)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average shares outstanding - basic and diluted	63,397,615	51,835,515	58,816,056	50,526,616

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,064,593)	$(3,633,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	11,116	(21,875)
Depreciation	68,229	60,064
Amortization of debt discounts	148,306	107,347
Loss (gain) on conversion of interest	—	72,765
Options issued for services	30,703	44,477
Common stock issued for services	—	12,167
Loss on extension of warrants	—	206,620
Stock option compensation expense	254,246	367,787
Changes in assets and liabilities:
Accounts receivable	(181,543)	138,906
Inventories	(210,762)	(209,234)
Prepaid expenses and other current assets	49,952	46,764
Accounts payable	114,038	(46,609)
Deferred revenue	1,583	10,667
Settlement accrual	(26,789)	(9,369)
Accrued expenses	461,270	412,289
Net cash used in operating activities	(2,344,244)	(2,440,732)

Cash flows from Investing Activities
Purchases of equipment	(17,209)	(186,266)
Net cash used in investing activities	(17,209)	(186,266)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	210,555	610,955
Proceeds from sale of stock and warrants	1,921,000	250,000
Proceeds from advances on convertible line of credit with related parties	200,000	1,805,000
Payments on insurance finance contract	(63,877)	(66,116)
Net cash provided by financing activities	2,267,678	2,599,839

Net (decrease) in cash	(93,775)	(27,159)
Cash – beginning	151,184	135,266
Cash – ending	$57,409	$108,107

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,315	$1,829
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$9,662	$151,788
Loan discount from warrants	$9,662	$151,788
Options issued for legal services, recorded as prepaid expense	$30,703	$—
Stock issued for services	$1,800	$1,800
Stock issued for accrued interest	$506,874	$373,178
Warrants issued for settlement accrual	$—	$70,631
Stock issued to convert debt	$1,997,483	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. Inventories as of September 30, 2017 consisted of raw materials and finished goods in the amounts of $936,288 and $936,903, respectively. As September 30, 2017, the Company had approximately $5,490 of consignment inventory consisting of FireIce 561 and FireIce HVOF with a customer.  As of September 30, 2017, the Company estimated that raw materials in the amount $479,486 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the nine months ended September 30, 2017 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or debt conversion, valuation of debt discount related to the beneficial conversion feature of convertible notes and the valuation of deferred tax assets.

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

During the nine months ended September 30, 2017, the Company received $33,000 related to the lease of mixing equipment used at two state agency run airbases. The Company provided the equipment to the state agency for the period from September 2017 through October 2017. The Company recognized revenue of $24,750 related to this lease for the nine months ended September 30, 2017. As of September 30, 2017, the balance of deferred revenue related to this lease is $8,250.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2017, there were options to purchase 13,001,340 shares of the Company’s common stock, warrants to purchase 14,079,274 shares of the Company’s common stock and 18,514,067 shares of the Company’s common stock are issuable upon conversion of convertible notes which may dilute future earnings per share.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

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

The fair values of stock options and warrants granted during the period from January 1, 2017 to September 30, 2017 were estimated using the following assumptions:

Risk free interest rate	0.58% - 1.88%
Expected term (in years)	2.0 – 5.5
Dividend yield	––
Volatility of common stock	79.39% - 105.41%
Estimated annual forfeitures	––

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

No additional Accounting Standards Updates (ASUs) which were not effective until after September 30, 2017 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2017, the Company had an accumulated deficit and stockholders’ deficit of $51,022,519 and $4,486,225, respectively, and incurred losses from operations and net losses of $2,427,763 and $3,064,593, respectively, for the nine months ended September 30, 2017 and used cash in operations of $2,344,244 during the nine months ended September 30, 2017.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2017, the Company received $200,000 in advances from its convertible line of credit with its chairman and principal shareholder and $1,921,000 from private placements with four accredited investors, including $650,000 from its chairman and principal shareholder. The Company also received $210,555 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 4.

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

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has two debt facilities outstanding, all of them held by its chairman and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. During the nine months ended September 30, 2017, the Company recognized interest expense of $92,760.  In September 2017, the Company’s chairman and principal shareholder elected to convert the note into shares of the Company’s common stock.  As such, in accordance with the terms of the note, the Company issued 5,707,095 shares.  As of September 30, 2017, the principal balance of the note is $ -0- and accrued interest amounted to $92,760.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. Also, in connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the nine months ended September 30, 2017, the Company recorded interest expense of $7,676 related to the amortization of the note discounts related to the warrants. As of September 30, 2017, the balance of the unamortized discount related to the warrants was $33,400. As of September 30, 2017, the principal balance on this note is $1,000,000 and accrued interest amounted to $91,644.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

For the nine months ended September 30, 2017, the Company received two advances totaling $200,000 with conversion rates of $0.23 and $0.2785 per share, and issued two-year warrants to purchase 396,925 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $9,662 and $9,662, respectively. During the nine months ended September 30, 2017, the Company has recognized interest expense of $148,303 related to the amortization of loan discounts. As of September 30, 2017, the principal balance of the advances was $5,895,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $307,010 and $307,010, respectively. Accrued interest on the advances amounted to $277,373 as of September 30, 2017.

The calculated loan discounts for warrants were based on the relative fair value of the warrants which were calculated by the Company based on the Black Scholes option pricing model, using expected volatilities of between 97.04% and 99.04%, based on the Company’s historical stock price, discount rates from 1.19% to 1.22%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of September 30, 2017 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(33,400)	$966,600
Secured Convertible Line of Credit	5,895,000	(614,020)	5,280,980
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$6,895,000	$(647,420)	$6,247,580

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, the Company issued 858,250 shares of common stock in exchange for $210,555 in connection with the Lincoln Park Purchase Agreement.

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

During the nine months ended September 30, 2017, the Company issued 7,172 shares of common stock in payment of consulting services valued at $1,800.

During the nine months ended September 30, 2017, the Company issued 8,614,801 shares of common stock and two-year warrants to purchase 4,307,403 shares of common stock exercisable at $2.00 per share in exchange for $1,915,000 in connection with private placements with four accredited investors, including 2,583,903 shares and warrants to purchase 1,291,473 shares to the Company’s chairman and principal shareholder in exchange for $650,000.

In July 2017, the Company issued 25,000 shares of common stock in exchange for $6,000 in connection with a private placement with an accredited investor.

In September 2017, the Company issued 5,707,095 shares of common stock to its chairman and principal investor in connection with the conversion at the contractual conversion price of a secured convertible note in the amount of $1,997,483.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2017 to September 30, 2017, was $253,152 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2017, the total compensation cost for stock options not yet recognized was approximately $147,716. This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the nine months ended September 30, 2017 was $1,094.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

During the nine months ended September 30, 2017 the Company granted five year options to purchase 150,000 shares of common stock at an exercise price of $0.275 per share in exchange for legal services. The options were valued with the Black-Scholes option pricing model using an expected volatility of 99.06% based upon the historical price of the company’s stock, an expected term of five years, the term of the warrants and a risk-free rate of 1.88%. The calculated fair value, $30,703 was recorded as prepaid expense and will be amortized over the twelve month service period. For the nine months ended September 30, 2017, $12,793 was amortized to expense.

On August 4, 2017, the Board adopted the 2017 Equity Incentive Plan (the “Equity Incentive Plan”). Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (in either case, the “Committee”). The Equity Incentive Plan provides for the grant of equity-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance cash and other share-based awards.

In accordance with the adoption of the Plan, the non-employee directors were granted options identical to the automatic option grants that were previously issued each year for Board service under the Old Plan. As such, the Company issued ten year options to purchase 690,000 shares of common stock to non-employee directors at an exercise price of $0.211 per share. The options vest on June 30, 2018, subject to continued service as a director. The options were valued with the Black-Scholes option pricing model using an expected volatility of 80.03% based upon the historical price of the company’s stock, an expected term of 5.5 years using the simplified method, and a risk-free rate of 1.88%. The calculated fair value, $100,918 will be recorded as expense over the vesting period.

On August 7, 2017, the Company granted ten year options to purchase 500,000 shares of common stock at an exercise price of $0.2039 per share to its chief executive and chief technology officer. The options were valued with the Black-Scholes option pricing model using an expected volatility of 80.03% based upon the historical price of the company’s stock, an expected term of five years using the simplified method and a risk-free rate of 1.82%. The calculated fair value, $65,833 was recorded as expense during the nine months ended September 30, 2017.

On August 16, 2017, the Company granted ten year options to purchase 125,000 shares of common stock at an exercise price of $0.185 per share to its chief financial officer in connection with the signing of new employment agreement. (See Note 6.) The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.98% based upon the historical price of the company’s stock, an expected term of five years using the simplified method, and a risk-free rate of 1.77%. The calculated fair value, $14,907 was recorded as expense during the nine months ended September 30, 2017.

On August 28, 2017, the Company granted five year options to purchase 25,000 shares of common stock at an exercise price of $0.20 per share to a new employee in connection with his employment. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.68% based upon the historical price of the company’s stock, an expected term of 2.5 years using the simplified method, and a risk-free rate of 1.29%. The calculated fair value, $2,399 was recorded as expense during the nine months ended September 30, 2017.

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2017, the Company issued warrants to its president and principal shareholder in exchange for cash as more fully described in Notes 3 and 4.

In August 2017, Company and Warren Mosler (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Company will have the right to direct the investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the investor. The investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, the Company issued 5,570,898 shares of common stock and two year warrants to purchase 2,785,450 shares of common stock at an exercise price of $2.00 per share to Mr. Mosler in exchange for $1,175,000 in connection with private placements.

NOTE 6 – Commitments

On August 16, 2017, the Company entered into a new three-year Employment Agreement with the Company’s chief financial officer. The Employment Agreement provides for a base salary of $150,000 per year and a car allowance of $600 per month. The Company’s Compensation Committee will also have the discretion to award a discretionary bonus. In consideration for entering into the Employment Agreement, the Company granted 125,000 fully vested 10-year stock options exercisable at $0.1849 per share.

NOTE 7 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2017. As of September 30, 2017, there were no cash balances held in depository accounts that are not insured.

At September 30, 2017, three customers accounted for 22.1%, 16.2% and 10.2% of accounts receivable.

For the nine months ended September 30, 2017, four customers accounted for 19.5%, 15.3%, 11.4% and 10.8% of sales.

Approximately 33.2% of revenue was generated from customers outside the United States during the nine months ended September 30, 2017, including sales to two countries of 19.5% and 11.4%.

During the nine months ended September 30, 2017, sales primarily resulted from three products, FireIce®, Soil2O® and FireIce Shield® which made up 74.7%, 12.5% and 12.3%, respectively, of total sales. Of the FireIce® sales, 76.5% related to the sale of FireIce® products and 12.5% related to sales of the FireIce extinguishers and eductor equipment. Of the Soil2O® sales, 20.1% related to traditional sales of Soil2O® and 79.9% related to sales of Soil2O® Dust Control. Of the FireIce Shield® sales, 23.5% consisted sales of asset protection canisters and refills, 22.8% related to FireIce Shield® CTP units and products, and 53.0% consisted of sale of spray bottles for use by welders and plumbers.

One vendor accounted for 53.4% of the Company’s approximately $483,000 in purchases of raw material, finished goods and packaging during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, our chairman and principal shareholder provided 100% of the Company’s debt financing.

NOTE 8 – Subsequent Events

Since October 1, 2017, the Company has issued 857,142 shares of common stock and two year warrants to purchase 428,571 shares of common stock at an exercise price of $2.00 per share in exchange for $150,000 in connection with private placements with two accredited investors, including 285,714 shares and 142,857 warrants to its chairman and principal shareholder in exchange for $50,000.

On October 2, 2017, the Company granted five year options to purchase 25,000 shares of common stock at an exercise price of $0.20 per share to a new employee in connection with his employment. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.68% based upon the historical price of the company’s stock, an expected term of 2.5 years, the term of the options and a risk-free rate of 1.56%. The calculated fair value, $2,385 will recorded as expense during the three months ended December 31, 2017.

On October 24, 2017, the Company issued of 11,111 shares of common stock in exchange for investor relations services valued at $2,000 and issued 4,398 shares of common stock in exchange for consulting valued at $900.

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

GelTech Solutions, Inc. (“GelTech” or the “Company”), generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

2017 Highlights

Thus far in 2017, we have added four additional state agencies to our Wildland line up and our FireIce products have also been used to successfully control a landfill fire in the Bahamas that has been burning for five years. The new name of our product listed on the United States Forest Service (the “Forest Service”) Qualified Products List, FireIce 561, was accepted by the Forest Service. Further, we have installed and will be field testing an automated FireIce mixing and loading piece of equipment at three airbases this fire season, one in Colorado, one in Montana and one in Saskatchewan, and will be opening a new airbase and expanding an existing airbase in Oregon. While we have added states and provinces over the past few years, we have not yet realized an increase in revenue from these additions.

Training of new communication tower contractors on usage of the FireIce Shield CTP System slowed during the first quarter of 2017, partially from seasonality and also from reluctance by contractors to commit to the product until it is required by the cell tower owners. We have begun the process of expanding the cell tower program to the Southwestern United States and demonstrated the FireIce Shield CTP unit and products at the largest wireless communications trade show in May, sharing a booth with Crown Castle International, Inc. At a Crown Castle sponsored vendor workshop in October 2017, we were informed that a large communication tower contractor will be requiring the use of our FireIce Shield CTP product on certain modifications nationwide beginning in December 2017. Although revenues from this source have been immaterial to date, we continue to believe this source will drive significant revenues to us in the future.

Our utilities customers, including in the District of Columbia and Philadelphia, have begun to make initial purchases of our FireIce UL Extinguishers and related refills for the extinguishers plus an initial purchase of a FireIce Rapid Response Unit, but we have not, as yet, seen broad acceptance of our EMFIDS units. In September, we hired a seasoned sales professional who has over 30 years of experience selling to the utility industry.

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

We have successfully designed and quoted pricing for a system to prevent lithium-ion batteries from reaching runaway for use in installations that employ large banks of lithium-ion batteries as an alternative power source or for use in large central charging stations where lithium-ion batteries are recharged. Because we have just begun commercialization on this product, we do not have any revenues from the sale of this system.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

During the nine months ended September 30, 2017, the Company identified raw materials in the amount of $479,486 that the Company estimated would not be used within one year, based on current sales volumes. These materials have been reclassified to long term assets. The Company believes these raw materials will be realized and are necessary given the unpredictable nature of wildfire events and the need for the Company to be able to respond quickly.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Sales	$954,100	$920,741	$33,359	3.6%
Cost of Goods Sold	297,027	282,266	14,761	5.2%
Gross Profit	657,073	638,475	18,598	2.9%
Operating Expenses:
Selling General and Administrative	3,046,871	3,249,456	(202,585)	(6.2%)
Research and Development	37,965	206,228	(168,263)	(81.6%)
Loss from Operations	(2,427,763)	(2,817,209)	389,446	(13.8%)
Other Income (Expense)	(636,830)	(816,289)	179,459	(22.0%)
Net Loss	$(3,064,593)	$(3,633,498)	$568,905	(15.70%)

Sales

Sales of product during the nine months ended September 30, 2017 consisted of $419,363 for FireIce® and related products, $71,646 for Soil2O® and Soil2O® Dust Control and $78,942 for FireIce Shield® . FireIce® sales consisted of $359,891 related to product sales to wildland firefighting agencies and the Bahamas and $52,805 related to sales of extinguishers and product to our municipal distributor. The Soil2O® sales consisted of sales of Soil2O® topical of $14,025 and sales of Soil2O® dust control of $57,621. Sales of FireIce Shield® consisted of sales of asset protection canisters, spray bottles and refills of $55,334 plus sales of FireIce Shield CTP systems and refills of $20,400.  Both FireIce® wildland sales and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate FireIce Shield® sales to be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the result of the increase in sales. Cost of sales as a percentage of sales was 31.1% for the nine months ended September 30, 2017 as compared to 30.0% for the nine months ended September 30, 2016. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended September 30, 2017, but as always it is dependent upon the sales mix.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the nine months ended September 30, 2017 resulted primarily from (1) a decrease in equity base compensation of $113,540 resulting from fewer warrants granted to consultants during the nine months ended September 30, 2017; (2) a decrease in professional fees resulting from a reduction of fees related to litigation of $90,296; (3) a decrease in investor relations expense of $37,550 as a result of a negotiated reduction in our monthly fee and (4) a decrease in travel expenses of $71,622 resulting from the relocation of our Wildland team to Colorado.  These decreases were partially offset by an increase in salaries and employee benefits of $55,444 as a result of hiring two sales professionals which were partially offset by a reduction of consulting expenses.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2017 decreased $168,263 as a result of our continued focus on sales of our existing products.  Research and development expenses for the nine months ended September 30, 2016 included engineering costs for the development of an onboard mixing system for scooper aircraft.

Loss from Operations

The decrease in loss from operations resulted from the higher gross profit and the lower operating expenses as described above.

Other Income (Expense)

Other expense for the nine months ended September 30, 2017 consisted of interest expense of $636,839.  Other expense during the nine months ended September 30, 2016 consisted of (1) interest expense of $516,281; (2) a loss on litigation settlement of $320,631 resulting from claims brought against the Company by a former employee, which was partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier; (3) a loss on extending the term of certain warrants for an additional one year period of $206,620; and (4) a loss on conversion of interest of $72,765.

Net Loss

The lower net loss for the nine months ended September 30, 2017 resulted from a higher gross profit, lower operating costs and lower other expense as described above. Net loss per common share was $0.05 and $0.07, respectively, for the nine months ended September 30, 2017 and 2016. The weighted average number of shares outstanding for the nine months ended September 30, 2017 and 2016 were 58,816,056 and 56,487,308, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)
Sales	$383,595	$217,437	$166,158	76.4%
Cost of Goods Sold	112,386	71,131	41,255	58.0%
Gross Profit	271,209	146,306	124,903	85.4%
Operating Expenses:
Selling General and Administrative	1,028,948	1,069,781	(40,833)	(3.8%)
Research and Development	15,135	50,765	(35,630)	(70.2%)
Loss from Operations	(772,874)	(974,420)	201,366	(20.71%)
Other Income (Expense)	(213,090)	(188,895)	24,195	(12.8%)
Net Loss	$(985,964)	$(1,163,135)	$177,171	15.2%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Sales

Sales of product during the three months ended September 30, 2017 consisted of $293,817 for FireIce® and related products, $47,592 for Soil2O®, $38,712 for FireIce Shield® and $3,474 for GT-W14.  FireIce® sales consisted of $169,027 related to product and equipment sales primarily to wildland firefighting agencies, $34,187 related to sales of extinguishers and product to our municipal distributor and $40,311 of sales to biomass and industrial companies. Our Wildland sales declined in 2017 as several state agencies had inventory remaining from 2016 and 2015 purchases and there was a decline in the number and severity of wildfires this season in the states and provinces that use our product. The Soil2O® sales consisted of sales of Soil2O® topical of $9,138 and sales of Soil2O® dust control of $37,893. Sales of FireIce Shield® consisted of sales of asset protection canisters of $9,666 plus sales of FireIce Shield spray bottles of $19,646.  Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate that FireIce Shield® sales, FireIce Shield CTP sales and FireIce sales to utilities and other industrial customers will be less seasonal. Our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions and our FireIce Shield CTP product is gaining acceptance with communication tower contractors.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the result of the increase in sales. Cost of sales as a percentage of sales was 29.3% for the three months ended September 30, 2017 as compared to 32.7% for the three months ended September 30, 2016, primarily due to differences in the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended September 30, 2017.

Selling, General and Administrative Expenses (SG&A)

The decrease in SG&A expenses for the three months ended September 30, 2017 resulted primarily from (1) a decrease in salaries and employee benefits of $69,622; and (2) a decrease in travel expenses of $44,790 as result of the relocation of our Wildland team to Colorado. These decreases were partially offset by (1) an increase in professional fees of $23,284 resulting from an increase in patent fees; (2) an increase of $51,584 in equity based compensation related to option grants during the three months ended September 30, 2017.

Research and Development Expenses

The research and development expenses for the three months ended September 30, 2017 decreased from the prior year for the reason described above under Research and Development Expenses for the nine months ended September 30, 2017.

Loss from Operations

The decrease in the loss from operations for the three months ended September 30, 2017 resulted from the higher gross profit and the lower operating expenses as described above.

Other Income (Expense)

Other expense during the three months ended September 30, 2017 consisted of interest expense of $213,091 as compared to interest expense of $188,897 for the three months ended September 30, 2016.

Net Loss

The lower net loss for the three months ended September 30, 2017 resulted from the higher gross profit and lower operating expenses which were partially offset by higher other expense as described above. Net loss per common share was $0.02 and $0.02, respectively, for the three months ended September 30, 2017 and 2016. The weighted average number of shares outstanding for the three months ended September 30, 2017 and 2016 were 63,397,615 and 51,835,515, respectively.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net cash used in operating activities	$(836,628)	$(911,917)	$(2,344,244)	$(2,440,732)
Net cash used in investing activities	(15,952)	(32,323)	(17,209)	(186,266)
Net cash provided by financing activities	785,662	884,162	2,267,678	2,599,839
Net decrease in cash	$(66,918)	$(60,078)	$(93,775)	$(27,159)

Net Cash Used in Operating Activities

Net cash used during the nine months ended September 30, 2017 resulted primarily from the net loss of $3,064,593 and an increase in inventories and accounts receivable of $210,762 and $181,543, respectively.  These were partially offset by stock based compensation of $254,246, increases in accounts payable and accrued liabilities of $114,038 and $461,270, respectively, and a decrease in prepaid expenses of $49,952.

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

Net Cash Used in Investing Activities

The major difference in net cash used in investing activities for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 resulted from the purchase of equipment in 2016 to mix and store our wildland product on multiple airbases in the United States and Canada and for an additional vehicle for the Company’s wildland operations.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2017, the Company received $1,915,000 in exchange for 8,614,801 shares of common stock and two year warrants to purchase 4,450,260 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors. The Company also received $200,000 from advances under the credit facility from our president and principal shareholder. In addition, the Company issued two year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with the advances under the credit facility. The Company also received $210,555 in exchange for 858,250 shares of common stock in connection with a stock purchase agreement with Lincoln Park and received $6,000 in exchange for 25,000 shares of common stock in connection with a private placement with an accredited investor. The amounts received were used to make payments on insurance premium finance contracts of $63,877 as well as providing working capital.

During the nine months ended September 30, 2016, the Company received $610,955 in exchange for 1,673,927 shares of common stock in connection with a stock purchase agreement with Lincoln Park, received $1,805,000 from advances under the $5 million secured credit facility with our president and principal shareholder, and received $250,000 in exchange for 698,842 shares of common stock and two year warrants to purchase 349,421 shares of common stock at an exercise price of $2.00 per share in connection with two private placements including one with a director and his wife. In addition, the Company issued two year warrants to purchase 3,234,601 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The amounts received were used to make payments on insurance premium finance contracts of $66,116, as well as providing working capital.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Since January 1, 2017, the Company has received $210,555 in exchange for 858,250 shares of common stock in connection with the stock purchase agreement with Lincoln Park and has received $2,065,000 in exchange for 9,757,660 shares of common stock and two year warrants to purchase 4,878,831 shares of common stock at an exercise price of $2.00 per share in connection with private placements four accredited investors including our chairman and principal shareholder.

Liquidity and Capital Resource Considerations

As of November 8, 2017, we had approximately $41,000 in available cash.

In August 2015, GelTech signed a $10 million Purchase Agreement with Lincoln Park. The Company also entered into a Registration Rights Agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, GelTech has the right to sell, and Lincoln Park is obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on October 16, 2015. Failure of our stock price to increase to, and remain above, $0.25 per share will impact our ability to meet our working capital needs through Lincoln Park.  As of November 7, 2017, our closing stock price was $0.17 per share and therefore we will be unable to rely on the Lincoln Park Purchase Agreement to fund our operations until our stock price increases.

In August 2017, the Company and Warren Mosler (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Company will have the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the investor. The Investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s investments, the Mosler Stock Purchase Agreement and the Lincoln Park Purchase Agreement. If Mr. Reger were to cease providing us with working capital, our stock price were to remain below the floor price in the Mosler Stock Purchase Agreement with Lincoln Park or we are unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, failure to obtain regulatory approval on our products, the failure to keep the Lincoln Park registration statement effective or Lincoln Park or our principal shareholder or the Investor suffering unanticipated liquidity issues.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below:

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	July 2017	25,000 shares of common stock	Private Placements with an accredited investor
Investor (1)	July 2017 through August 10, 2017	1,421,405 shares of common stock and two year warrants to purchase 710,703 shares at $2.00 per share	Private Placements with one accredited investor

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

GELTECH SOLUTIONS, INC.

November 8, 2017	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

November 8, 2017	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.3	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.5	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.6	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
4.1	2017 Equity Incentive Plan	8-K	8/10/17	4.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
10.4	Mosler Stock Purchase Agreement dated August 1, 2017				Filed
10.5	2017 Equity Incentive Plan	8-K	8/10/17	4.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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