Form 10-K
period 2017-12-31
GelTech Solutions, Inc.
filed 2018-03-26
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.5 million based on the June 30, 2017 closing price of $0.25 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 80,230,634 shares outstanding as of March 26, 2018.

PART I

ITEM 1. BUSINESS

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

•

FireIce® products – a line of fire suppression and fire retardant products and the equipment used for their varied applications, including the Emergency Manhole FireIce Delivery System (“EMFIDS”),

•

FireIce Shield®, a line of asset protection products including welding blankets used during “hot work” by plumbers and welders and the FireIce Shield® CTP unit used to protect communication towers during welding and cutting,

•

Soil₂O® Dust Control products – including Soil₂O® “Dust Control” which is effective at controlling airborne particulate matter while substantially reducing water usage on traffic areas, and Soil₂O® Soil Cap, a product which is effective at controlling dust and erosion of non-traffic and storage areas, and

•

Soil₂O® – a line of moisture retention products, including Soil₂O® Topical and Soil₂O® Granular used in specialty agriculture, home and commercial landscaping and golf course maintenance to sustain plant growth while reducing the amount of water needed for irrigation.

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

Characteristics of our FireIce® Product

FireIce® is the registered trade name of our line of fire suppression products. The FireIce® products consist of dry powders that when added to water in very low concentrations, rapidly absorb water to produce a gel whose viscosity depends on the selected concentration. The dry powder can be easily mixed with water. Within seconds of being mixed with water, FireIce® products are ready to use, almost instantaneously becoming a fire preventing, heat absorbing and fire suppressing gel. In many applications the gel forms a cohesive layer which acts as a vapor barrier prolonging the effectiveness of the water. Due to the gel layer created by FireIce® products on burning and adjacent objects, FireIce® products also have the ability to suffocate a fire.

FireIce® products have the following properties. They are:

•

non-toxic,

•

environmentally safe,

•

less corrosive to metals,

•

mix easily with water,

•

reduce the threat of a fire rekindling,

•

have superior vertical adhesion ability for structure / exposure protection,

•

extinguish fires more rapidly than traditional methods, and

•

are lighter when mixed with water than competing products thus reducing airframe stress in aerial applications.

Industry Segments

Wildland Agencies

The United States Forest Service (the “Forest Service”) operating under the Department of Agriculture and the Department of the Interior are responsible for protecting most federal lands from wildland fires. For their fiscal year ending September 30, 2018, approximately $4.9 billion has been appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildland fires, which includes approximately $1.1 billion to be used in the suppression of wildland fires.

FireIce® is used to combat wildland fires in several ways. Our product is dropped from airplanes either directly on wildland fires to extinguish them or it is dropped in the path of an advancing wildland fire to create a firebreak or to protect property. Aerial applications utilize FireIce® which is offered in several colored variations, designed to be visible from the air. Two of the colorants, a Fugitive Orange (Sunset Orange) and a Fugitive Blue (Cool Blue) were approved by the Forest Service Qualified Product List (“QPL”) in 2014. The colored products are designed specifically for wildland applications, and compete with existing long term retardant products that are on the market. In addition, wildland firefighters can use our non-colored FireIce®561 product to fight wildland fires on the ground.

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

In addition, since 2014, FireIce® has been used by state agencies to suppress wildland fires in 14 states, and was used by provincial agencies in two provinces in Canada. During 2017, sales to wildland agencies accounted for approximately 23.2% of our revenues.

In October 2016, the Company received a letter from the United States Department of Agriculture, which oversees the Forest Service regarding the clarification of the ingredients used in our FireIce product as well as a request by the Forest Service to provide an alternative name to be listed on the QPL which distinguishes the product from the Company’s brand of FireIce.  The Company submitted a name change request from FireIce to FireIce 561 which was approved by the USFS.

The FireIce HVO-F product currently being used by state and provincial agencies is a formulation that includes the product, FireIce 561 that is listed on the QPL, plus additional compounds to improve the visibility and performance of the product. The FireIce HVO-F product produced by the Company is its next generation line of product which is superior to FireIce 561, its QPL listed product formulation. The Company anticipates it will be applying for Forest Service approval with respect to its next generation line of products, including FireIce HVO-F or a third-generation version of HVO-F.

Municipal Agencies

Municipal Agencies use FireIce® in multiple ways. FireIce® is educted (mixed on the fly), using our patented FireIce® eductor, directly into firelines utilizing pumper trucks or fire hydrants to either be sprayed directly on structural fires to suppress them or sprayed on adjacent structures to protect them. In addition, FireIce® is also deployed from FireIce® Class A UL Rated fire extinguishers to combat fires in close quarters.

In September 2015, the Company entered into an exclusive distribution agreement with FireIce Solutions, LLC (“FireIce Solutions”) to sell FireIce® and its related equipment to municipal fire departments and first responders in the United States. This distributor has already made inroads in the northeast United States with numerous municipal departments in Massachusetts, New Hampshire and Maine. GelTech waived the minimum purchase requirements for year one and two in order for FireIce Solutions to maintain its exclusivity. During 2017, sales of FireIce® and FireIce Shield® to this distributor represented 14.1% of our revenues.

Power Utilities

According to a Harris Williams & Co. 2010 White Paper, power companies will invest between $1.5 and $2.0 billion in transmission and distribution infrastructure through 2030 to meet the growing demand for electrical power. The low voltage electricity transmission infrastructure includes approximately 64 million utility poles spanning 2.1 million overhead transmission miles and 1.1 million manholes servicing 66,000 underground transmission miles according to a February 2013 article in PowerGrid International magazine. FireIce® can be instrumental in protecting this infrastructure investment and in the process provide a safer work environment for utility workers. FireIce® is used by utility companies to protect wooden utility poles and surrounding property either by coating the poles during routine right-of-way controlled burn maintenance or by extinguishing poles that have ignited. To date these utilities have accomplished these tasks using FireIce® UL rated fire extinguishers which are rated for use on Class A combustibles such as wood, paper, plastic, cloth and the products derived from these materials.

We have performed research and development in conjunction with two Northeastern utility companies (“Northeast Utilities”), to develop a preferred solution to combat or prevent fires in underground utility structures (manholes). This led to the development of the EMFIDS which is an innovative system designed to deliver a mixture of FireIce® and water into a manhole. This stream of FireIce® and water is intended to coat the ladder and the utility worker in the event of an incident involving an explosion or fire in the manhole while utility workers are performing routine repairs or maintenance. The unit has been designed by GelTech to be quickly set up and disassembled by utility crews. EMFIDS delivers FireIce® from custom designed strategically located spray nozzles. The FireIce® and water mixture is contained in a pressurized tank which is mounted to the utility company’s maintenance vehicle and is connected to the unit by one hose; that connects to the spray device which is deployed inside the manhole. EMFIDS can be activated either manually by pressing an activation button on the control panel located in the maintenance vehicle, automatically by either a heat sensor located near the opening to the manhole or an arc sensor positioned inside the manhole. Once activated, the system is designed to deliver FireIce® continuously for at least one minute. The main purpose of EMFIDS is to maintain the integrity of the ladder in the manhole and to coat the utility worker with FireIce®, providing the worker the opportunity to escape the manhole thereby improving the worker’s chance for survival.

In September 2013, we delivered an initial order of EMFIDS units to Con Ed resulting in revenue of $425,000. Since that order, we have not sold any additional EMFIDS units. Development of EMFIDS II, a more effective and easier-to-deploy version, has recently been completed. We sold one of these units in 2015, have begun marketing these EMFIDS II units to other utility companies. In the 4th quarter, the Company received an order from one of the Northeast Utilities.  Revenues from the utilities industry amounted to 6.3% of revenues during 2017.

Other Industries

Due to its environmentally friendly and nontoxic characteristics, FireIce® is uniquely suited to suppress and retard fires related to biomass and agricultural stockpiles that routinely spontaneously combust and easily spread.  FireIce® can be sprayed directly on these fires to extinguish them and can be used to protect adjacent stockpiles. As this is a new market for our products, we are encouraged by the initial response from customers.  Sales to these entities made up 6.5% of revenues during 2017.

In March 2017, our Wildland team coordinated rapid delivery of FireIce, airtanker support and ground personnel to assist the Bahamian government with a landfill fire which had been burning for five years, causing the evacuation of nearby neighborhoods and was affecting the tourist business on the island. Once airtankers began dropping FireIce over the fire, the fire was brought under control. We see landfill fires as a potential new source of revenue as many countries throughout the world have difficulty managing these facilities.  Revenue from this event made up 16.2% of revenues during 2017.  We have shipped additional product to the Bahamas in early 2018.

In addition, to the biomass, agricultural market, the Company began in-house trials of FireIce in several manufacturing companies that employ processes that either use or create a great deal of heat, resulting in numerous fire events per day.  Using FireIce®, these entities are able to easily suppress any fire activity and in several instances are able to reduce the number of fire events.  These in-house trials in 2016 were limited to single manufacturing plants, however the companies have begun to adopt the use of FireIce in other plants and we have begun discussions with these companies to adopt the use of FireIce® in all of their manufacturing facilities.

FireIce Shield®

In 2015, we began selling an asset protection product under the name FireIce Shield®. The initial product offering under this line is being marketed to plumbers and welders who use the product to protect areas in close proximity to welding or soldering.  In 2016, we began selling our FireIce Shield spray bottles in an 80 store plumbing supply chain in the Northeast through FireIce Solutions. Sales of this product in 2017 represented 7.4% of total revenues.

Communication Towers

Companies that own communication towers are constantly performing structural maintenance, equipment upgrades and additions to improve the towers and increase revenues.  This work involves cutting and welding on the tower structures which creates a high risk of setting fire to the extensive cabling within the tower, as well as, surrounding vegetation and property. These fires can result in significant property damage and loss of revenue to the tower owners. In 2015, we began working with Crown Castle, a company that owns approximately 40,000 cell phone towers, to develop a portable system to be used to spray FireIce Shield® CTP on communication towers and surrounding vegetation to protect the tower cabling and vegetation during cutting and welding.  FireIce Shield® CTP is a special formulation designed to improve visibility and product adhesion.

In September 2017, the largest contractor for communication tower maintenance, Sabre Industries, began requiring the use of FireIce Shield CTP beginning December 1, 2017. During the year ended December 31, 2017, revenue from sales of FireIce Shield CTP units and product represented 4.5% of revenue.

First Responders

In 2015, we began selling FireIce Shield® in two liter pressurized canisters for use by police departments and other first responders to protect property and people from fire until fire department personnel can arrive on scene. These units and refills for these units, which have primarily been sold through FireIce Solutions, represented 2.6% of our revenues during 2017.

Industrial Manufacturing Applications

In 2016, we began working with several industrial companies that manufacture products that are either flammable during the manufacturing process or that utilize manufacturing processes that create a high probability of fire during production.  These companies have shown an interest in the use of FireIce® for the suppression and FireIce Shield® to prevent fires in areas prone to frequent fires. Sales to industrial customers represented 3.7% of revenues in 2017.

Sales and Marketing

We market and sell FireIce® and FireIce Shield® through FireIce Solutions, our exclusive municipal distributor, through other fire equipment distributors, online and direct marketing, wildland fire industry conferences and through our sales staff members who call on potential customers and respond to inquiries.  In addition, we added a new distributor in California that has already made inroads and sales to the California Parks department.

In July 2017, the Company hired a sales executive with 30 years of experience in the utility industry to focus on sales to both the utility industry and the communication tower industry.

Although not a significant focus of our marketing efforts, we recognize the opportunities that international markets provide and added a new distributor in Chile during 2017, added a new distributor in Israel in early 2018 and continue to pursue credible inquiries to sell FireIce® to certain markets overseas.

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

•

The effectiveness of FireIce® to rapidly extinguish and deter rekindling, allows fire departments to put out fires faster which saves manpower and overtime costs associated with spending extra time on a fire scene.

•

Once a fire has been extinguished, any dispensing system used to apply FireIce® can be easily cleaned with water.

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

Dust Control

Industry Overview

Dust control is vital to several industries including agriculture, construction, mining and transportation. In response to the level of dust emissions from agricultural, mining and other industries, the Environmental Protection Agency, or the EPA, issued proposed rules titled National Ambient Air Quality Standards for Particulate Matter which were published in the Federal Register on June 29, 2012. These proposed rules reduce the amount of allowable dust released in the air by one-half. According to the EPA’s website, dust accounts for over 25% of particle matter smaller than 2.5 micrometers in diameter, which are the major cause of reduced visibility or haze in parts of the U.S., and it accounts for over 78% of particle matter smaller than 10 micrometers in diameter, which causes respiratory related health issues. Dust also causes environmental damage such as acid rain, increased acidity in lakes and streams, depletion of nutrients in the soil and damage to sensitive forests and farm crops. In terms of agriculture, the U.S. Department of Agriculture (“USDA”) estimates the total annual cost of soil erosion from agriculture in the U.S. is about $44 billion per year. According to the Global Education Project, nearly one-third of the world’s cropland has been abandoned because of soil erosion and degradation over the past 40 years.

The Products

GelTech currently sells two products for dust control, Soil₂O® “Dust Control” and Soil₂O® Soil Cap.

Soil₂O® “Dust Control”

GelTech launched Soil₂O® “Dust Control” in 2011.  Soil₂O® “Dust Control” is highly effective in a variety of commercial and industrial markets with dust control and moisture retention problems including road construction sites, rock pits, unpaved roadways, landfills and coal piles. In contrast to the standard product used on gravel roads and rock pits and other dust causing surfaces, Soil₂O® “Dust Control” is environmentally friendly and requires significantly less water. Water is commonly transported to sites in large trucks. Thus, “Dust Control” reduces a company’s carbon footprint by reducing the number of vehicle trips. In addition, fewer trips reduces labor, water and fuel costs and reduces the wear and tear on vehicles and equipment.

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

Soil₂O® Soil Cap may be used in a variety of ways to control dust in multiple industries, including the following:

•

Soil₂O® Soil Cap may be sprayed on mining or rock quarry stockpiles to reduce erosion and dust, and

•

Soil₂O® Soil Cap can be sprayed on non-traffic areas of construction sites.

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

Sales and Marketing

We began sales of Soil₂O® “Dust Control” in Southern California in March 2011 and currently have one full-time employee responsible for selling the product, focusing on dust control for rural unpaved roads, construction sites, agricultural applications and most recently solar farms.

In January 2014, we entered into a national vendor agreement with White Cap HD Supply, the leading distributor of specialty hardware, tools and materials for large and medium-sized contractors. Under the agreement, White Cap is currently stocking Soil₂O® “Dust Control”, Soil₂O® Soil Cap and related equipment in the southwestern United States, primarily in the southern California market.  In 2017, we added a distributor in Southern California who is focusing on Soil2O products including Soil₂O® “Dust Control” and Soil₂O® Soil Cap.

Sales of dust control products accounted for 9.8% of revenues during 2017.

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

The Product

We market two distinct versions of Soil₂O®: a unique, topically applied version, called Soil₂O® Topical, and a long term version called Soil₂O® Granular, that is applied prior to planting. Soil₂O® Topical is a fine particle blend that is mixed with water and is for use on existing grass and landscaping and can be applied using any type of spray rig or backpack sprayer. Soil₂O® Granular has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. Soil₂O® Granular is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

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

During 2017, Soil₂O® accounted for 2.1% of our revenue.

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

Competition

Polymers have been marketed on and off for over 20 years as additions to soil to increase water retention and reduce irrigation. Numerous companies appear to have products that are very similar to Soil₂O®. Some of these companies are:

•

Horticultural Alliance, Inc.

•

Turbo Technologies, Inc.

•

American Soil Technologies, Inc.

Each of these companies are private companies and it is unclear what financial, marketing and sales resources they have compared to us.

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

•

U.S. patent, Patent No. 9,421,403 – Amphibious Aircraft Fire-fighting Enhancement;

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

•

U.S. patent, Patent No. 9,649,518 – Wind Turbine Fire Suppression System;

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

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

•

GelTech Solutions®

•

FireIce®

•

Soil₂O®

•

FireIce Shield®

•

ChargeSafe®

Employees

As of March 26, 2018, we had 19 full-time employees and one part-time employee. We hire independent contractors on an “as needed” basis only.  None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory.

Research and Development

During 2017 and 2016, GelTech spent $48,301 and $233,939, respectively, on research and development expenses.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $9,545. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.

Beginning March 1, 2018, the Company leases office space in Niwot, Colorado under a two-year lease with a monthly rental fee of $2,250.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “GLTC”. Our common stock last traded at $0.21 on March 23, 2018. As of that date there were approximately 250 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Markets. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

October 1, 2017 to December 31, 2017	$0.20	$0.12
July 1, 2017 to September 30, 2017	$0.28	$0.16
April 1, 2017 to June 30, 2017	$0.28	$0.20
January 1, 2017 to March 31, 2017	$0.33	$0.23
October 1, 2016 to December 31, 2016	$0.34	$0.19
July 1, 2016 to September 30, 2016	$0.37	$0.26
April 1, 2016 to June 30, 2016	$0.47	$0.31
January 1, 2016 to March 31, 2016	$0.57	$0.33

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933 (“Securities Act”), as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	November 13, 2017 through March 15, 2018	4,964,890 shares of common stock and two year warrants to purchase 2,482,446 shares at $2.00 per share, for total purchase price of $750,000.	Private Placements with an accredited investor (10% shareholder)
Investor (1)	December 28, 2017 through January 30, 2018	1,980,519 shares of common stock and two year warrants to purchase 990,170 shares at $2.00 per share, for total purchase price of $300,000.	Private Placements with our principal shareholder and president

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

Overview

GelTech Solutions, Inc. (“GelTech” or the “Company”), generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used in a variety of industries to protect assets from heat and fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System (“EMFIDS”), an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildland fires.

2017 Highlights

In 2017, we added four additional state agencies to our Wildland line up and our FireIce products were used to successfully control a landfill fire in the Bahamas that had been burning for five years and threatened the tourist industry in Nassau. The new name of our product listed on the United States Forest Service (the “Forest Service”) Qualified Products List, FireIce 561, was accepted by the Forest Service. Further, we installed and successfully field tested an automated FireIce mixing and loading piece of equipment at three airbases this fire season, one in Colorado, one in Montana and one in Saskatchewan, and will be opening a new airbase and expanding an existing airbase in Oregon. While we have added states and provinces over the past few years, we have not yet realized an increase in revenue from these additions.

During 2017, we field tested a new FireIce Mobile Automated Base (F-MAB), a fully automated mixing system for loading airtankers at two locations in the US and one location in Canada.  The F-MAB was fully developed by an independent engineering firm that receives a leasing fee based on the amount of FireIce product purchased by the agency or province.  We expect to have four F-MAB systems deployed in 2018.

Training of new communication tower contractors on usage of the FireIce Shield CTP System was slow during the first quarter of 2017, partially from seasonality and thereafter from reluctance by contractors to commit to the product until it is required by the cell tower owners. In October 2017, we announced that the largest cell tower contractor had mandated the use of FireIce Shield CTP nationwide beginning December 1, 2017. Although revenues from this source have been immaterial to date, we continue to believe this source will drive significant revenues to us in the future.

Our utilities customers, including in the District of Columbia and Philadelphia, have begun to make initial purchases of our FireIce UL Extinguishers and related refills, and an initial purchase of a FireIce Rapid Response Unit, but we have not yet, seen broad acceptance of our EMFIDS units.

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

We successfully designed and quoted pricing for a system to prevent lithium-ion batteries from reaching runaway for use in installations that employ large banks of lithium-ion batteries as an alternative power source or for use in large central charging stations where lithium-ion batteries are recharged. Because we have just begun commercialization on this product, we do not have any revenues from the sale of this system.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016.

The following tables set forth, for the periods indicated, results of operations information from our Consolidated Financial Statements:

	Year Ended December 31,		Change	Change
	2017	2016	(Dollars)	(Percentage)

Revenues	$1,151,176	$1,201,322	$(50,146)	(4.2)%
Cost of Goods Sold	386,330	384,257	2,073	0.5%
Gross Profit	764,846	817,065	(52,219)	(6.4)%
Operating Expenses:
Selling General and Administrative	4,060,215	4,210,080	(149,865)	(3.6)%
Research and Development	48,301	233,939	(185,638)	(79.4)%
Loss from Operations	(3,343,670)	(3,626,954)	283,284	7.8%
Other Income (Expense)	(818,095)	(1,045,089)	226,994	21.7%
Net Loss	$(4,161,765)	$(4,672,043)	$510,278	10.9%

In 2017, we had revenue of $1,151,176 as compared to revenue of $1,201,322 in 2016. Revenue in 2017 consisted primarily of sales of FireIce®, Soil₂O® and FireIce Shield® amounting to $848,445, $137,592 and $160,903, respectively. Revenue in 2016 consisted of sales of FireIce®, Soil₂O® and FireIce Shield amounting to approximately $789,349, and $195,397 and $174,379, respectively.

During 2017, although we increased the number of wildland agencies using our products, it did not translate into increased revenues as the states where we have a presence in did not experience significant fire activity on state protected lands. A significant portion of FireIce revenue was generated from assisting the Bahamas with their landfill fire. We anticipate that our revenues from both FireIce® and Soil₂O® will increase in 2018 due to additional state forestry agencies using FireIce®, an expected increase in the number of utility companies using FireIce® and its related equipment offerings such as the EMFIDS system, expected increased sales of Soil₂O® Dust Control and Soil₂O® Topical and Granular as result of  renewed interest in these products being cultivated by a new distributor and an increase in FireIce Shield® CTP sales due to a major cell tower contractor requiring its use nationally for cutting and welding activities.

Cost of Goods Sold

In 2017, our costs of goods sold were $386,330 as compared to $384,257 in 2016. The change is consistent with the sales mix from product sales. We expect that our cost of sales will follow the same trend as our revenues in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,060,215 in 2017 as compared to $4,210,080 in 2016. This decrease is reflective of decreases in the following major expense categories:

Professional fees - Professional fees decreased $82,061 due to the settlement of a lawsuit by a former employee.

Equity based compensation – Equity based compensation related to director, executive and employee stock options decreased $110,753 in 2017 primarily due to a decline in the number of options and warrants vesting during 2017. We would anticipate that these expenses would be the same or lower in future years.

Travel expense – Travel expense decreased $50,433 as a result of the relocation of key wildland employees to

Colorado and due to cost reduction efforts.

These selling, general and administrative expense decreases were partially offset by increases in the following major expense categories:

Salaries and employee benefits – Salaries and employee benefits increased $48,469 due to the hiring of two sales professionals in November of 2016.

Research and Development Costs

Research and development costs for 2017 were $48,301 as compared to $233,939 during 2016. The higher expense in 2016 related to a paid for research and development project we began in late 2015 to explore additional delivery systems for our FireIce products. We expect that these costs will be approximately the same in 2018 as we look to focus on marketing our existing products as opposed to developing new products.

Other Income (Expense)

 Net other expense for 2017 consisted almost entirely of interest expense of $818,095. Net other expense for 2016 amounted to $1,045,089 consisting of (1) interest expense of $718,636; (2) a loss on settlement of $347,420 resulting from claims brought against the Company by two former employees, which were partially offset by a gain on settlement of $300,000 relating to a claim filed by the Company against its employment practices insurance carrier; (3) a loss resulting from extending the term of certain outstanding warrants for an additional one year period of $206,620; and (4) a loss on conversion of interest of $72,765.

Net Loss

The decrease in the net loss in 2017 was the result of the lower total operating expenses and the lower net other expense. Net loss per common share was $0.07 for 2017 as compared to a net loss per common share of $0.09 for 2016. The weighted average number of shares outstanding was 62,214,583 and 51,263,804 for 2017 and 2016, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Year Ended December 31,
	2017	2016

Net cash used in operating activities	$(3,082,347)	$(3,344,593)
Net cash used in investing activities	(23,369)	(202,480)
Net cash provided by financing activities	2,998,420	3,562,991
Net increase (decrease) in cash and cash equivalents	$(107,296)	$15,918

Net Cash Used in Operating Activities

In 2017, net cash used in operating activities resulted from our net loss and an increase in inventory which were partially offset by equity-based compensation.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $198,442 and an increase in accrued expenses, primarily interest, of $619,884.

In 2016, net cash used in operating activities resulted from our net loss, a loss on extinguishment of debt, a reduction of the litigation accrual due to a court ruling and loss on settlement which were partially offset by equity-based compensation.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $153,971, a loss on extension of warrants of $206,620 and an increase in accrued expenses, primarily interest, of $550,864.

Net Cash Used in Investing Activities

Cash flows used in investing activities in 2017 amounted to $23,369 consisting of investments in computer and office equipment upgrades.

Cash flows used in investing activities in 2016 amounted to $202,480 consisting of investments in vehicles and airbase equipment in support of our wildland operations.

Net Cash Provided By Financing Activities

During 2017, GelTech received $210,555 from the sale of stock to Lincoln Park Capital Fund LLC (“Lincoln Park”), $2,665,000 from the sale of common stock and warrants to accredited investors in private placement transactions, including $975,000 from the sale of common stock and warrants to its president, chairman and principal shareholder, and $200,000 in advances against its convertible secured line of credit with its president, chairman and principal shareholder. These receipts were used for working capital, capital expenditures and to repay $83,135 of insurance financing.

During 2016, GelTech received $500,000 from the sale of common stock and warrants, $715,075 from the sale of common stock to Lincoln Park and received $2,430,000 in advances against its convertible secured line of credit. These receipts were used for working capital, capital expenditures and to repay $82,084 of insurance financing.

Historical Financings

From January 1, 2016 through the date of this report, GelTech has raised $15,000 from the sale of common stock to an accredited investor in exchange for 100,000 shares of common stock. Since January 1, 2016, GelTech has raised $960,000 from the sale of a combination of common stock and warrants to six accredited investors (including our chairman and principal shareholder and a director and his wife) and issued these investors 3,925,511 shares of common stock and two-year warrants to purchase 1,962,756 shares of common stock for $2.00 per share.

From February 2, 2015 until the filing date of this report, GelTech has received $5,895,000 in advances, at conversion rates from $0.21 to $0.82 per share under its $6 million convertible secured line of credit agreement with its president and principal shareholder. In connection with these advances the Company has issued two-year warrants to purchase 7,828,462 shares of common stock at $2.00 per share.

Since October 2015, the Company has issued 3,394,055 shares of common stock in exchange for $1,124,750 under the Lincoln Park Purchase Agreement.

In August 2017, the Company and Warren Mosler, a 5% shareholder, (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Company will have the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the Investor. The Investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share.  Since August 2017 to the date of this report, the Investor has purchased 7,063,634 shares for $1,125,000.

Liquidity and Capital Resource Considerations

As of March 26, 2018, we had approximately $63,000 in available cash.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s investments and the Investor Stock Purchase Agreement. If Mr. Reger were to cease providing us with working capital or our stock price were to increase above the $0.50 ceiling price in the Investor Stock Purchase Agreement or we are unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

Ultimately, if GelTech is unable to generate substantial cash flows from sales of its products or complete financings, it may not be able to remain operational.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 9 to the consolidated financial statements contained herein.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in GelTech. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our common stock could decline.

Risk Factors Relating to Our Company

We have experienced recurring operating losses and our ability to continue as a going concern is in doubt.

We incurred net losses of approximately $4.1 million in 2017 and $4.7 million in 2016. We anticipate these losses will continue for the foreseeable future. We will need to generate increased revenues to achieve profitability and positive cash flow from operations in the future.  Despite our efforts, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

Accordingly, our independent registered public accounting firm stated in their report on our annual financial statements for the year ended December 31, 2017, that these conditions raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in our Company.

We have no long-term credit facility or other source of long-term funding other than the secured convertible line of credit agreement with our president and principal shareholder, and as of December 31, 2017, we had approximately $5.9 million outstanding under this agreement that will mature in December 2020.

We have no long-term credit facility or other source of long-term funding other than the $6.0 million secured convertible line of credit agreement with Mr. Michael Reger, our president and principal shareholder. The convertible line of credit agreement matures in December 2020 and is secured by all of the Company’s assets including its intellectual property. As of March 23, 2018, we had borrowed $5.9 million under this credit facility. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under the convertible line of credit agreement. Furthermore, even if we are able to refinance or extend the convertible line of credit agreement, we will need additional financing to continue our operations.  In the event something were to happen to Mr. Reger, including disability or death, we may no longer have Mr. Reger as a source of financing nor can we have any assurance that his estate would agree to continue funding under the credit facility or to an extension of the maturity date of the debt.  Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. In any such event, we may have to cease operations.

We will be required to raise additional funds to finance our operations and continue as a going concern; we may not be unable to rely on the Stock Purchase Agreement with Warren Mosler to secure additional funding or secure additional funding from other sources when necessary, and/or on the terms advantageous to us.

In August 2017, we entered into a Stock Purchase Agreement with the Investor. Pursuant to the terms of the Stock Purchase Agreement, the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock as directed by the Company until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company.  See “Historical Financings” for a more detailed description of the Stock Purchase Agreement.  The Investor is not obligated to make purchases under the Stock Purchase Agreement if the closing price of our common stock on the day before the Company delivers its purchase request to the Investor is above $0.50 per share. The extent we rely on this Stock Purchase Agreement as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from the agreement does not occur, the Investor suffers liquidity issues or is unable to comply with its obligations under the Stock Purchase Agreement, Mr. Reger ceases to be an executive officer of the Company or if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.

Because of the lack of available credit for small-cap companies, difficulties for small-cap companies in raising money and our stock price and trading volume, we may be hampered in our ability to raise the necessary working capital. Additional financing may not be available to us, or if available, will be on terms favorable to us. If we do not raise the necessary working capital and/or increase revenue, we will not be able to remain operational.

We have not yet generated material revenue and our future growth and profitability will depend in large part upon the effectiveness of our marketing expenditures and our ability to select the right markets to focus our efforts on.

FireIce® and Soil₂O® are our two principal product lines. We launched Soil₂O® in 2007 and FireIce® in 2009 and have not yet achieved a consistent sustainable revenue stream from either of them. During 2017, we generated revenue of approximately $138,000 from the sale of Soil₂O® and approximately $1,009,000 from the sale of FireIce®.

Our future growth and profitability will largely depend upon the effectiveness of our marketing expenditures, including our ability to:

•

create greater awareness and acceptance of our products;

•

expand our sales and distribution efforts;

•

identify the most effective and efficient level of spending in each market; and

•

effectively manage marketing costs in order to maintain acceptable customer acquisition costs.

Our planned marketing efforts and expenditures may not result in increased revenue or generate sufficient levels of brand awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

We face substantial competition in the fire suppression and moisture preservation markets.

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

Businesses, which grow rapidly, often have difficulty managing their growth. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. If our management is not able to manage our growth effectively or successfully, our business, results of operations and future prospects could be materially and adversely affected and your investment could be lost.

We may not be able to maintain and expand our business if we are not able to retain, hire and integrate key management and operating personnel.

Our success depends in large part on the continued services and efforts of key management personnel including Peter Cordani and Michael Reger. Competition for such employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business strategies may be lengthy. We have no key man insurance on either of these executive officers.  The loss of key personnel could have a material adverse impact on our ability to execute our business objectives. We do not have any life insurance on the lives of any of our executive officers.

A change in environmental regulations may adversely affect the use of FireIce® and Soil₂O® and may hinder our ability to generate revenue from these product lines.

Our ability to execute our growth strategy depends in large part on FireIce® and Soil₂O® being considered environmentally friendly under environmental regulations. While we believe that FireIce® and Soil₂O® (including Soil₂O® “Dust Control”) are environmentally friendly and are not subject to environmental regulations currently in effect, we may become subject to changing environmental regulations that could adversely affect the use of either FireIce® or Soil₂O®, or both. If we do become subject to environmental regulations, the use of FireIce® and Soil₂O® may be limited as compared to other technologies which may be less expensive or more efficient.

Contracts with federal or state governments are difficult to obtain, and if we are not successful in obtaining them, our business, results of operations and future prospects may be materially and adversely affected.

As part of our marketing and sales efforts, we are seeking to sell our products, including FireIce®, to federal and state governments.  The process of obtaining government contracts is lengthy and cumbersome, and may involve significant costs. We must compete for each contract. If we are not able to obtain contracts with federal or state governments, it may materially and adversely affected our business and future prospects.

To the extent we are able to successfully enter into contracts to supply federal and state governments with our products, such contracts may contain unfavorable terms, may not result in substantial revenues or be renewed.

Government contracts often contain unfavorable termination provisions and provisions that allow modification of agreements by the government in its sole discretion. The government can unilaterally:

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

In addition, the award of one government contract does not necessarily secure the award of future contracts. Governments are subject to budgetary restrictions, which may limit their ability to buy our products. These budgetary restrictions have been magnified by the recent recession, which has resulted in material decreases in tax receipts. Even if we are able to enter into a contract with a government, there is no guarantee it will result in substantial revenues or the contract(s) will be renewed.

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

We may face intellectual property litigation filed by third parties, which could be disruptive to our business and substantially increase our expenses.

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

We may be subject to a successful cyber-attack, which would have material adverse effect on our business.

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

Our common stock trades on the OTC Markets, Inc. (OTCQB) which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

Any of the following factors could affect the market price of our common stock:

•

sales by Lincoln Park or the Investor,

•

short selling or manipulative conduct by market makers and others,

•

our failure to generate recurring sustainable revenue,

•

our failure to achieve and maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

disclosure of any adverse results in litigation,

•

the loss of major customers or product or component suppliers,

•

the loss of significant business relationships,

•

our failure to meet financial analysts’ performance expectations,

•

changes in earnings estimates and recommendations by financial analysts, or

•

changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline, even if our business is performing well.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant shareholders. As of March 23, 2018, we had outstanding 80,230,634 shares of common stock, of which our directors, executive officers and beneficial owners of at least 5% of our common stock own approximately 50 million shares, or 62%.  These shares are subject to the limitations of Rule 144 under the Securities Act. Substantially all of the remaining outstanding shares are freely tradable.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents our Board of Directors:

Name	Age	Appointed
Peter Cordani	56	July 2007
Michael Becker	66	January 2012
David Gutmann	49	June 2015
Leonard Mass	76	May 2010
Phil O’Connell, Jr.	77	November 2006
Michael Reger	54	October 2016
Neil Reger	79	October 2013
Victor Trotter	54	April 2016

Peter Cordani. Mr. Cordani has been our Chief Technology Officer since inception and our Chief Executive Officer since January 21, 2014.  Mr. Cordani was selected as a director because he is the inventor of our technologies and has been involved in our business since inception.

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

Neil Reger. Since his retirement over seven years ago, Mr. Reger has been an active investor. Mr. Reger was selected as a director because of his 45 years of business and management experience.

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

Executive Officers

Name	Age	Position
Peter Cordani	56	Chief Executive Officer and Chief Technology Officer
Michael Reger	54	President
Michael Hull	64	Chief Financial Officer
Daniel Simon	62	Chief Operating Officer
Matthew Struzziero	30	Vice President Wildland and Soil₂O

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

Matthew Struzziero has been our Vice President of Wildland and Soil₂O since June 26, 2017 and prior to that was our Director of Sales Operations beginning in July 2013.

Mr. Michael Reger, our Chairman and President, is the son of Neil Reger, a director of GelTech. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. See the section titled “Certain Relationships, Related Transactions and Director Independence” below for further information concerning our employment of Cordani family members.

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

The Board currently has and appoints the members of: the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee. The Audit Committee has a written charter approved by the Board which is attached as Exhibit 99.1.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating	Executive
Peter Cordani
Michael Becker	✓	✓	✓		✓
David Gutmann	✓
Leonard Mass	✓	✓	✓		✓
Phil O’Connell, Jr.	✓	✓	✓	✓	✓
Neil Reger			✓
Victor Trotter	✓

Director Independence

Our Board has determined that Messrs. Becker, Gutmann, Mass, Trotter and O’Connell are independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that as a result of being (or having a family member who was) employed as an executive officer, Messrs. Peter Cordani, Michael Reger and Neil Reger were not independent under the Nasdaq Listing Rules. The Board also considered: (i) the consulting arrangement with Mr. Gutmann prior to being appointed director in determining that Mr. Gutmann was independent and (ii) the research and development arrangement between the Company and Trotter Controls in determining that Mr. Trotter was independent.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2017 Equity Incentive Plan, which we refer to as the “Plan.”

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

Executive Committee

Our Executive Committee has the authority during intervals between the meetings of the Board to exercise all powers allowed under Delaware law and authority of the Board in the management of our business and affairs.  Our Executive Committee was not utilized in 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2017.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2017 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

2017 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Bonus ($)(d)(1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)(3)	Total ($)(j)

Peter Cordani Chief Executive Officer and Chief Technology Officer	2017	202,797	75,000	65,833	7,200	350,830
	2016	212,056	38,125	-0-	7,200	257,381

Michael Hull Chief Financial Officer	2017	150,000	-0-	14,907	7,200	172,107
	2016	150,000	-0-	-0-	7,200	157,200

Daniel Simon Chief Operating Officer	2017	156,825	-0-	-0-	-0-	156,825
	2016	152,651	-0-	-0-	2,400	155,051

———————

(1)

Salary and Bonus: Represents cash compensation or discretionary bonus paid to the Named Executive Officers. See below for a description of Messrs. Cordani’s and Mr. Simon’s commissions.

(2)

Option Awards: The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. Represent options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officer.

(3)

All Other Compensation: Represents car allowance.

Named Executive Officer Compensation Agreements

The chart below summarizes the terms and conditions of compensation agreements with our Named Executive Officers.

Executive	Term	Base Salary	Equity Grants
Peter Cordani	October 1, 2012 through October 1, 2020	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2) and 500,000 options

Daniel Simon	August 1, 2013 through July 31, 2018	$150,000 per year (3)	150,000 stock appreciation rights (4)

Michael Hull	August 14, 2017 through August 13, 2020	$150,000 per year (5)	125,000 options

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

(3)

Mr. Simon is also entitled to 4% commissions on sales generated by him. As of the date of this filing, Mr. Simon has been paid commissions of approximately $9,476.

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

(5)

On August 14, 2017, the Company entered into a new three year employment agreement with Mr. Hull with no salary escalation clauses other than at the discretion of the Board.

The Compensation Committee has the discretion to increase each of the Named Executive Officers base salary. Any such discretionary increase must be based on profitability, positive cash flow or such other factors as the Compensation Committee deems important.  Additionally, the Compensation Committee will have the discretion to award each of the Named Executive Officers a bonus based upon job performance or any other factors determined by the Compensation Committee.

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

Termination Provisions

The table below describes the severance payments that Messrs. Cordani, Hull and Simon are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, or for Good Reason. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2017:

Outstanding Equity Awards As of December 31, 2017

Name (a)	Number of Securities Underlying Unexercised Securities (#) Exercisable (b)	Number of Securities Underlying Unexercised Securities (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Securities (#) (d)	Exercise Price ($) (e)	Expiration Date (f)

Peter Cordani	750,000	0	0	1.22	December 7, 2020
	175,000	0	0	0.81	September 19, 2021
	150,000	0	0	0.74	June 20, 2022
	200,000	0	600,000 (1)	0.45	October 1, 2022
	125,000	0	0	1.10	June 26, 2023
	0	0	250,000 (2)	1.30	July 28, 2023
	500,000	0	0	0.204	August 7, 2027

Daniel Simon	50,000	0	100,000 (3)	1.52	August 13, 2023
	5,000	0	0	1.30	August 30, 2023
	10,000	0	0	0.72	December 20,2023

Michael Hull	150,000	0	0	0.60	June 2, 2021
	150,000	0	0	0.74	September 19, 2021
	200,000	0	600,000 (1)	0.45	October 1, 2022
	125,000	0	0	1.10	June 26, 2023
	0	0	250,000 (2)	1.30	July 28, 2023
	125,000	0	0	0.185	August 16, 2027

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

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board. Because we do not pay compensation to employee directors, Messrs. Peter Cordani and Michael Reger were not compensated for their service as directors in 2017.

Director Compensation

Name (a)	Option Awards ($)(d) (1)	Total ($)(j)
David Gutmann	14,150	14,150
Leonard Mass	16,981	16,981
Phil O’Connell, Jr.	18,396	18,396
Michael Becker	18,396	18,396
Neil Reger	15,565	15,565
Victor Trotter	14,150	14,150

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

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2017.

Name Of Plan	Aggregate Number of Securities Underlying Outstanding Options and Rights	Weighted Average Exercise Price Per Share ($)	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders (1)	11,191,340	0.82	—

Equity compensation plans not approved by security holders (2)	2,131,000	0.18	2,889,000

Total	13,322,340	0.72	2,889,000

———————

(1)

Includes stock options and SARs issued under the 2007 Equity Incentive Plan.

(2)

Includes 2,111,000 stock options issued under the 2017 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 24, 2018 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Peter Cordani (2)	2,624,336	3.2%

Common Stock	Daniel Simon (3)	15,000	*

Common Stock	Michael Hull (4)	551,500	*

Common Stock	Michael Becker (5)	730,000	*

Common Stock	David Gutmann (6)	320,000	*

Common Stock	Leonard Mass (7)	988,738	1.2%

Common Stock	Phil O’Connell, Jr. (8)	2,055,898	2.5%

Common Stock	Neil Reger (9)	2,216,297	2.7%

Common Stock	Victor Trotter (10)	120,000	*

Common Stock	All directors and executive officers as a group (11 persons) (11)	69,464,339	61.7%

5% Shareholder:
Common Stock	Michael Reger (12)	59,842,570	56.2%

Common Stock	Warren Mosler (13)	18,932,984	21.9%

———————

* Less than 1%.

(1)

Applicable percentages are based on 80,230,634 shares outstanding as of March 24, 2018, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that have or will vest and become exercisable within 60 days.

(2)

Cordani: Mr. Cordani is a director and an executive officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Cordani. It owns 652,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,700,000 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech. Does not include vested SARs which are out-of-the-money.

(3)

Simon: Mr. Simon is an executive officer. Includes 15,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(4)

Hull: Mr. Hull is an executive officer. Includes 550,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(5)

Becker: Mr. Becker is a director. Includes 698,333 shares issuable upon the exercise of vested options.

(6)

Gutmann: Mr. Gutmann is a director. Represents shares issuable upon the exercise of warrants and vested options.

(7)

Mass: Mr. Mass is a director. Includes 860,000 shares issuable upon the exercise of vested options and 15,000 shares issuable upon the exercise of warrants.

(8)

O’Connell: Mr. O’Connell is a director. Includes 990,000 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 915,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee, (iii) 23,750 shares held by Mr. O’Connell’s wife and (iv) 40,500 shares held in trusts for Mr. O’Connell’s children, of which Mr. O’Connell is the trustee. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(9)

Neil Reger: Mr. Reger is a director. Includes: (i) 756,593 shares of common stock and 207,143 shares issuable upon the exercise of warrants and 361,667 shares issuable upon the exercise of vested options directly held by Mr. Reger and (ii) 683,751 shares of common stock and 207,143 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(10)

Trotter: Mr. Mr. Trotter is a director. Represents shares issuable upon the exercise of vested options.

(11)

Total D&O: Includes securities beneficially owned by Michael Reger, our President, Chairman of the Board and an executive officer and another executive officer who are not Named Executive Officers under the SEC’s regulations.

(12)

Michael Reger: Mr. Reger is an executive officer. These shares are also included in the “All directors and executive officers as a group” beneficial ownership amount. See Note 12 above. Includes 18,514,069 shares issuable upon the conversion of convertible notes and 7,803,633 shares issuable upon the exercise of warrants.

(13)

Warren Mosler: Address is 3980 RCA Blvd. Ste. 8002, P.O. Box 31041, Palm Beach Gardens, FL 33420.  Includes 5,718,507 shares issuable upon exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties are employed at GelTech:

•

Peter Cordani’s sister-in-law is our controller and is paid $1,269 per week.

•

Peter Cordani’s mother is our receptionist and is paid $600 per week.

We believe that these salaries are at or are below the going rate of what such services would cost on the open market.

Mr. Michael Reger, son of Neil Reger, a director, is employed as President. Michael Reger has been paid no compensation for his employment with GelTech.

Since July 1, 2013, Michael Reger has purchased 13,358,971 shares of common stock for approximately $4,700,000. In connection with these purchases, Mr. Reger was issued 5,989,369 two year warrants with an exercise price of $2.00 per share.

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

Since July 1, 2013, Mr. Reger has been issued 3,700,673 shares of common stock in lieu of cash payments totaling $1,329,673 interest due under outstanding notes.

Prior to his appointment as a director, Mr. Gutmann served as a consultant for the Company. In consideration for those services, Mr. Gutmann was issued 100,000 warrants exercisable at $0.76 per share.

On January 22, 2016, the Company extended all of the outstanding warrants (3,968,258) set to expire in 2016 by 12 months. The warrants had an average exercise price of $1.94 per share. Of the warrants extended, approximately 2.4 million were beneficially owned by Messrs. Michael and Neil Reger, our president and a director. Subsequently, these warrants expired.

In 2017 and 2016, the Company paid Trotter Controls, a company controlled by Victor Trotter, a director, approximately $1,200 and $154,000, respectively, for a research and development project to design an onboard mixing apparatus for airtankers that scoop water from lakes and rivers.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the years ended December 31, 2017 and 2016.

	2017	2016
	($)	($)
Audit Fees (1)	74,000	73,000
Audit Related Fees (2)	—	2,000
Tax Fees	—	—
All Other Fees	—	—
Total	74,000	75,000

———————

(1)

Audit fees – these fees relate to the audit of our financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate to consulting services for filings on Form S-1.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation - Increase of Authorized Capital	10-Q	2/16/16	3.1(b)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan*	10-K/A	10/25/13	10.1
10.2	Form of Executive Employment Agreement*	10-Q	2/11/13	10.4
10.3	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.4	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.5	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.6	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
10.7	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.8	2017 Equity Incentive Plan	8-K	8/10/17	4.1
10.9	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
10.10	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.11	Form of Warrant - Reger	10-K	9/21/15	10.5
10.12	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.12(a)	Amendment to Secured Revolving Convertible Promissory Note Agreement – Reger	10-K	3/28/17	10.6(a)
10.13	Form of Executive Stock Option Agreement*	10-Q	11/14/13	10.4
10.14	Form of Director Stock Option Agreement*	10-K	3/28/17	10.12
10.15	Form of Indemnification Agreement	10-K	3/28/17	10.13
14.1	Code of Ethics	10-K	9/29/08	14.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
99.1	Audit Committee Charter				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed

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

Date: March 26, 2018

GelTech Solutions, Inc.

By:	/s/ PETER CORDANI
Peter Cordani Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2018
Michael Hull

/s/ MICHAEL REGER	Chairman of the Board	March 26, 2018
Michael Reger

/s/ NEIL REGER	Director	March 26, 2018
Neil Reger

/s/ PETER CORDANI	Director	March 26, 2018
Peter Cordani

/s/ MICHAEL BECKER	Director	March 26, 2018
Michael Becker

/s/ LEONARD MASS	Director	March 26, 2018
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	March 26, 2018
Phil O’Connell, Jr.

/s/ DAVID GUTMANN	Director	March 26, 2018
David Gutmann

/s/ VICTOR TROTTER	Director	March 26, 2018
Victor Trotter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $4,161,765 and $3,082,347, respectively, in 2017 and a stockholders’ deficit and accumulated deficit of $4,758,809 and $52,119,691 respectively, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2008.

Boca Raton, Florida

March 26, 2018

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$43,888	$151,184
Accounts receivable trade, net	77,700	108,659
Inventories	1,434,411	1,662,429
Prepaid expenses and other current assets	133,361	109,801
Total current assets	1,689,360	2,032,073

Furniture, fixtures and equipment, net	185,433	253,294
Inventory not expected to be realized within one year	479,486	—
Deposits	16,086	16,086

Total assets	$2,370,365	$2,301,453
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$133,303	$141,794
Accrued expenses	634,791	521,781
Deferred revenue	—	6,667
Accrual for settlement	—	26,789
Insurance premium finance contract	63,364	51,957
Total current liabilities	831,458	748,988
Convertible notes - related party, net of discounts	969,186	2,956,407
Convertible Line of Credit - related party, net of discounts	5,328,530	4,959,674
Total liabilities	7,129,174	8,665,069

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 74,914,703 and 53,605,180 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	74,915	53,605
Additional paid in capital	47,285,967	41,540,705
Accumulated deficit	(52,119,691)	(47,957,926)
Total stockholders' deficit	(4,758,809)	(6,363,616)

Total liabilities and stockholders' deficit	$2,370,365	$2,301,453

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Sales	$1,151,176	$1,201,322

Cost of goods sold	386,330	384,257

Gross profit	764,846	817,065

Operating expenses:
Selling, general and administrative expenses	4,060,215	4,210,080
Research and development	48,301	233,939

Total operating expenses	4,108,516	4,444,019

Loss from operations	(3,343,670)	(3,626,954)

Other income (expense)
Interest income	9	12
Gain on settlement	—	300,000
Gain (loss) on conversion of interest	—	(72,765)
Other income	—	340
Loss on settlement	—	(347,420)
Loss on extension of warrants	—	(206,620)
Interest expense	(818,104)	(718,636)

Total other income (expense)	(818,095)	(1,045,089)

Net loss	$(4,161,765)	$(4,672,043)

Net loss per common share - basic and diluted	$(0.07)	$(0.09)

Weighted average shares outstanding - basic and diluted	62,214,583	51,263,804

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2015	46,249,719	$46,250	$35,902,286	$(37,261,903)	$(1,313,367)

Common stock issued for cash	1,591,700	1,592	498,408	—	500,000
Common stock issued for cash in connection with stock purchase agreement	2,078,008	2,078	712,997	—	715,075
Common stock issued for services	30,240	31	13,036	—	13,067
Common stock issued for interest	932,736	933	445,009	—	445,942
Extension of warrant expiration dates	—	—	206,620	—	206,620
Warrants issued as settlement	—	—	70,631	—	70,631
Warrants issued for services	—	—	44,477	—	44,477
Options, warrants and stock appreciation rights vested	—	—	434,687	—	434,687
Loan discount from beneficial conversion feature and warrants	—	—	360,344	—	360,344
Net loss for the year ended December 31, 2016	—	—	—	(4,672,043)	(4,672,043)
Balance December 31, 2016	53,605,180	53,605	41,540,705	(47,957,926)	(6,363,616)

Common stock issued for cash	25,000	25	5,975	—	6,000
Common stock and warrants issued for cash	12,982,662	12,983	2,652,017	—	2,665,000
Common stock issued for cash in connection with stock purchase agreement	858,250	858	209,697	—	210,555
Common stock issued for services	33,207	33	6,667	—	6,700
Common stock issued for accrued interest	1,703,309	1,703	505,171	—	506,874
Common stock issued to convert convertible secured note	5,707,095	5,707	1,991,776	—	1,997,483
Options, warrants and stock appreciation rights vested	—	—	323,934	—	323,934
Warrants issued for services	—	—	30,703	—	30,703
Loan discounts from beneficial conversion feature and warrants	—	—	19,322	—	19,322
Net loss for the year ended December 31, 2017	—	—	—	(4,161,765)	(4,161,765)
Balance December 31, 2017	74,914,703	$74,915	$47,285,967	$(52,119,691)	$(4,758,809)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,161,765)	$(4,672,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,230	83,445
Bad debt expense	11,116	(21,875)
Amortization of convertible debt discounts	198,442	153,971
Warrants issued for services	30,703	44,477
Equity compensation expense	323,934	434,687
Loss on extension of warrants	—	206,620
(Gain) Loss on stock issued for interest	—	72,765
Stock issued for services	6,700	13,067
Changes in assets and liabilities:
Accounts receivable	19,843	69,949
Inventories	(251,468)	(234,272)
Prepaid expenses and other current assets	70,982	59,437
Accounts payable	(8,492)	(129,772)
Deferred revenue	(6,667)	6,667
Settlement accrual	(26,789)	17,420
Accrued expenses	619,884	550,864
Net cash used in operating activities	(3,082,347)	(3,344,593)
Cash flows from Investing Activities
Purchases of equipment	(23,369)	(202,480)
Net cash used in investing activities	(23,369)	(202,480)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	6,000	—
Proceeds from sale of stock and warrants through private placements	2,665,000	500,000
Proceeds from sale of stock under stock purchase agreement	210,555	715,075
Proceeds from advances on convertible line of credit –related party	200,000	2,430,000
Payments on insurance finance contract	(83,135)	(82,084)
Net cash provided by financing activities	2,998,420	3,562,991
Net (decrease) increase in cash and cash equivalents	(107,296)	15,918
Cash and cash equivalents - beginning	151,184	135,266
Cash and cash equivalents - ending	$43,888	$151,184

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,722	$2,430
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$94,542	$79,430
Beneficial conversion feature of convertible notes	$9,661	$180,172
Loan discount from issuance of warrants	$9,661	$180,172
Warrants issued for settlement	$—	$70,631
Common stock issued to convert convertible debt	$1,997,483	$—
Common stock issued for accrued interest	$506,874	$445,942

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in the subsidiaries during the years ended December 31, 2017 and 2016. All intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

We follow accounting guidance for fair value measurements of financial and non-financial assets and liabilities. The standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2017 or 2016.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In June 2016, the Company entered into two agreements with a state forestry agency whereby the Company agreed to pay for and build two fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations. In connection with the agreement, the state agency has the use of the equipment in exchange for paying a premium price per bucket for our HVO-F aerial FireIce product and also making an initial minimum purchase of 200 buckets per year. As such, the Company deferred the premium portion of the bucket price for the minimum purchase amount and recognized revenue of $9,333 and $6,667 during 2016 and 2017, respectively, related to the minimum purchase amounts.

In June 2017, the entered into an agreement with a state forestry agency whereby the Company agreed to supply the equipment for two fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations.  The Company leased the equipment to the state agency for $33,000, which was recognized as revenue over the four-month period the equipment was set up on the airbases.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in cost of sales in the amount of $56,389 and $27,754 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $48,301 and $233,939 during the years ended December 31 2017 and 2016, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $1,673 and $11,192, respectively, during the years ended December 31, 2017 and 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates during the years ended December 31, 2017 and 2016 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended December 31, 2017 and 2016, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At December 31, 2017, there were options to purchase 13,322,340 shares and warrants to purchase 14,291,342 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 18,514,067 shares  issuable upon conversion of convertible note agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock option compensation expense recognized under ASC 718-10 for the years ended December 31, 2017 and 2016 was $322,019 and $416,586, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2017, the total compensation cost for stock options not yet recognized was $106,724. This cost will be recognized over the remaining vesting period of the options, approximately three years.

The Company accounts for non-employee stock-based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the years ended December 31, 2017 and 2016 was $1,915 and $18,101, respectively.

Equity Incentive Plans

In January 2007, the Company established the 2007 Equity Incentive Plan which provides for the issuance of stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. As of December 31, 2017 and 2016, the number of shares authorized by the plan was 15,000,000.

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

D – Member of a Committee

- 5,000 options

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Annual Grants

A – Chairman of the Board

- 70,000 options

B – Director

- 100,000 options

C – Chair of a Committee

- 20,000 options

D – Member of a Committee

- 10,000 options

All initial grants of options to new non-employee directors and committee members vest annually over a three-year period on the anniversary date of the grant, subject to continuing service as a director, Committee member, Chairman of the Board or Chairman of a Committee on the applicable vesting date. Options automatically granted annually under the 2017 Equity Incentive Plan vest the following June 30th, subject to continuing service as a director. The exercise price of options or stock appreciation rights granted under the 2017 Equity Incentive Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the 2017 Equity Incentive Plan shall expire no later than ten years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

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

The Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the Equity Incentive Plan with respect to any shares as to which awards of stock rights have not been granted. However, no rights granted with respect to any awards under this Equity Incentive Plan before the amendment or alteration shall be impaired by any such amendment, except with the written consent of the grantee. Under the terms of the Equity Incentive Plan, the Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2017, the fiscal tax years ended June 30, 2013, the stub period from July 1, 2015 through December 31, 2015 and the year ended December 31, 2016 are still subject to audit.

On December 22, 2017, the Tax Act was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act will significantly impact the Company by reducing the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The effective date for adoption of this standard is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

No other Accounting Standards Updates (ASUs) which were not effective until after December 31, 2017 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities of $4,161,765 and $3,082,347, respectively, for the year ended December 31, 2017 and has an accumulated deficit and stockholders’ deficit of $52,119,691 and $4,758,809, respectively, at December 31, 2017. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2017, the Company received $200,000 in advances from its convertible line of credit with its president, chairman and principal shareholder. In addition, the Company received $2,671,000 from private placements, including $1,090,000 from its president, chairman and principal shareholder. The Company also received $210,555 from Lincoln Park Capital Fund LLC in connection with a $10 million stock purchase agreement entered into in August 2015. See Note 7.

In August 2017, Company and Warren Mosler (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company.

Management believes that the Stock Purchase Agreement, additional fundings from its president, chairman and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2017 and 2016 was as follows:

	As of December 31,
	2017	2016

Accounts receivable	$88,816	$108,659
Allowance for doubtful accounts	(11,116)	—
	$77,700	$108,659

Bad debt expense on trade accounts receivable for the years ended December 31, 2017 and 2016 was $11,116 and $-0-, respectively. During the year ended December 31, 2016, the company recognized a bad debt recovery amounting to $21,875.

4.

INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016:

	As of December 31,
	2017	2016

Finished goods	$916,611	$741,588
Raw materials	997,286	920,841
	1,913,897	1,662,429
Less: Inventory not expected to be realized within one year	(479,486)	—
Total current inventory	$1,434,411	$1,662,429

As of December 31, 2017, the Company had approximately $5,490 of consignment inventory consisting of FireIce 561 and FireIce HVOF with a customer. As of December 31, 2016, the Company had approximately $3,100 of consignment inventory consisting of FireIce 561 with a certain customer. As of December 31, 2017, the Company estimated that raw materials in the amount $479,486 would most likely not be consumed in the next twelve months and therefore reclassified that amount to non-current inventory in the consolidated balance sheet.

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of December 31, 2017 and 2016:

	Estimated	December 31,
	Useful Life	2017	2016

Wildland equipment	3 - 5 years	$167,457	$155,659
Wildland vehicles	5 - 7 years	204,117	204,117
Equipment	3 - 5 years	137,100	125,530
Storage facilities	3 years	38,986	38,986
Other vehicles	5 years	63,545	63,545
Furniture and fixtures	5 years	20,420	20,420
		631,625	608,256
Accumulated depreciation		(446,192)	(354,962)
		$185,433	$253,294

Depreciation expense was $91,230 and $83,445, respectively, for the years ended December 31, 2017 and 2016.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6.

SECURED CONVERTIBLE NOTE AGREEMENTS

The Company currently has three debt facilities outstanding, all of them held by its president and principal shareholder.

One convertible note in the amount of $1,997,483, dated February 1, 2013 was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. During the year ended December 31, 2017, the Company recognized interest expense of $92,760. In September 2017, the Company’s chairman and principal shareholder elected to convert the note principal into shares of the Company’s common stock. As such, in accordance with the terms of the note, the Company issued 5,707,095 shares. As of December 31, 2017, the principal balance of the note is $ -0- and accrued interest amounted to $137,088.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share.  In connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. This discount is being amortized over the remaining term of the note. For the year ended December 31, 2017 and 2016, the Company recorded interest expense of $10,261 and $10,290, respectively, related to the amortization of the discounts related to the warrants. As of December 31, 2017 and 2016, the balance of the unamortized discount related to the warrants was $30,814 and $41,075, respectively. As of December 31, 2017, the principal balance on this note is $1,000,000 and accrued interest amounted to $110,041.

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

During 2016, the Company received 16 advances totaling $2,430,000 with conversion rates between $0.2108 and $0.55 per share, and issued two year warrants to purchase 3,795,498 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $180,172 and $180,172, respectively. During the year ended December 31, 2016, the Company has recognized interest expense of $143,681 related to the amortization of these loan discounts. As of December 31, 2016, the principal balance of the advances is $5,695,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $367,663 and $367,663, respectively. In addition, accrued interest due on these advances amounted to $310,122 at December 31, 2016.

During 2017, the Company received two advances totaling $200,000 with conversion rates of $0.23 and $0.2785 per share, and issued two-year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share. In connection with these advances, the Company has recorded loan discounts related to the warrants and the beneficial conversion features of the advances amounting to $9,661 and $9,661, respectively. During the year ended December 31, 2017, the Company has recognized interest expense of $188,178 related to the amortization of these loan discounts. As of December 31, 2017, the principal balance of the advances is $5,895,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $235,235 and $235,235, respectively. In addition, accrued interest due on these advances amounted to $344,992 at December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The calculated loan discounts were based on the relative fair value of the warrants which was calculated by the Company using the Black Scholes option pricing model loan discount, using volatilities of 97.04% and 99.04%, based on the Company’s historical stock price, discount rates of 1.19% and 1.22%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of December 31, 2017 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(30,814)	$969,186
Secured Convertible Line of Credit	5,895,000	(566,470)	5,328,530
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$6,895,000	$(597,284)	$6,297,716

A summary of notes payable and related discounts as of December 31, 2016 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$2,997,483	$(41,076)	$2,956,407
Secured Convertible Line of Credit	5,695,000	(735,326)	4,959,674
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$8,692,483	$(776,402)	$7,916,081

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2016, the Company issued 2,078,008 shares of common stock, including 28,008 commitment shares, to Lincoln Park in exchange for $715,075.

During the year ended December 31, 2017, the Company issued 858,520 shares of common stock, including 8,250 commitment shares, to Lincoln Park in exchange for $210,555.

Private Placements

During the year ended December 31, 2017, the Company issued 25,000 shares of common stock in exchange for $6,000 in a private placement with an accredited investor.

Issuances of Common Stock and Warrants for Cash

During the year ended December 31, 2016 the Company issued 1,591,700 shares of common stock and two-year warrants to purchase 795,850 shares of common stock at an exercise price of $2.00 per share in exchange for $500,000 in connection with private placements with three accredited investors, including issuances of 428,572 shares and two-year warrants to purchase 214,286 shares of common stock to a director and his wife in exchange for $150,000.

During the year ended December 31, 2017, the Company issued 12,982,662 shares of common stock and two-year warrants to purchase 6,491,334 shares of common stock at an exercise price of $2.00 per share in exchange for $2,665,000 in connection with private placements with four accredited investors, including issuances of 4,568,182 shares and two-year warrants to purchase 2,284,093 shares of common stock to its president, chairman and principal shareholder in exchange for $975,000.

Common Stock Issued for Interest

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

In July 2016, the Company issued 208,333 shares of common stock valued at $75,000 to its president, chairman and principal shareholder in payment of accrued interest of $75,000 on a $1 million convertible note.

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

Other Issuances of Common Stock

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017, the Company issued 11,570 shares of common stock, valued at $0.20 and $0.25 per share based on the average closing price of the stock for the service period or $2,700 to a consultant in exchange for services.

During the year ended December 31, 2017 the Company issued 21,637 shares of common stock valued at between $0.18 and $0.19 per share in exchange for investor relations services valued at $4,000.

Options and Warrants to Purchase Common Stock

The fair value of stock option grants for the year ended December 31, 2017 and 2016 were estimated using the following weighted- average assumptions:

For the Years Ended December 31,
	2017	2016
Risk free interest rate	1.29% – 2.120%	0.58% – 1.90%
Expected term in years	2.0 – 5.5	2.0 – 10.0
Dividend yield	—	—
Volatility of common stock	72.11% – 99.06%	99.01% – 105.08%
Estimated annual forfeitures	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. During the years ended December 31, 2017 and 2016, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2017 and 2007 Plans for the years ended December 31, 2017 and 2016 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	8,152,007	$0.85	5.44
Granted	301,000	$0.22	5.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(257,500)	$1.88	—
Outstanding at December 31, 2016	8,195,507	$0.82	4.71	$—
Exercisable at December 31, 2016	5,107,679	$0.92	4.65	$—

Weighted average fair value of options granted during the year ended December 31, 2016		$0.15

Balance at December 31, 2016	8,195,507	$0.85	5.36
Granted	1,076,000	$0.20	7.9
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(335,000)	$0.50	—
Outstanding at December 31, 2017	8,936,507	$0.75	4.25	$9,197
Exercisable at December 31, 2017	5,795,224	$0.84	3.30	$6,147

Weighted average fair value of options granted during the year ended December 31, 2017		$0.12

In November 2016, the Company issued five-year options to purchase 25,000 shares of common stock at an exercise price of $0.26 per share to a new employee. The options vest ratably over a one-year period. The options were valued using the Black-Scholes model using a volatility of 102.8%, derived using the historical market price for the Company’s common stock, an expected term of 3.0 years (using the simplified method) and a discount rate of 1.27%. The value of these options, $4,119, will be recognized as expense over the vesting period.

In December 2016, the Company issued five-year options to purchase 25,000 shares of common stock at an exercise price of $0.23 per share to a new employee. The options vest ratably over a one-year period. The options were valued using the Black-Scholes model using a volatility of 99.28%, derived using the historical market price for the Company’s common stock, an expected term of 3.0 years (using the simplified method) and a discount rate of 1.44%. The value of these options, $3,556, will be recognized as expense over the vesting period.

In December 2016, the Company issued five-year options to purchase 251,000 shares of common stock at an exercise price of $0.22 per share to employees. The options vest 25% immediately with 25% vesting annually over three years from the date of the grant, subject to continued employment. The options were valued using the Black-Scholes model using a volatility of 99.29%, derived using the historical market price for the Company’s common stock, an expected term of 4.0 years (using the simplified method) and a discount rate of 1.67%. The value of these options, $38,092, will be recognized as expense over the three year vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

In June 2017, the Company granted five-year options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.25 per share to an employee in connection with the employee’s appointment as an officer of the Company. The options vested 25% immediately, with the remainder vesting annually over a three year period, subject to continued employment with the Company. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.39% based upon the historical price of the company’s stock, a term of four years, calculated using the simplified method and a risk-free rate of 1.63%. The calculated fair value, $21,996 will be amortized ratably over the vesting period.

On August 7, 2017, the Company granted ten-year options to purchase 500,000 shares of common stock at an exercise price of $0.2039 per share to its chief executive and chief technology officer. The options were valued with the Black-Scholes option pricing model using an expected volatility of 80.03% based upon the historical price of the company’s stock, an expected term of five years using the simplified method and a risk-free rate of 1.82%. The calculated fair value, $65,833 was recorded as expense during the nine months ended September 30, 2017.

On August 16, 2017, the Company granted ten-year options to purchase 125,000 shares of common stock at an exercise price of $0.185 per share to its chief financial officer in connection with the signing of new employment agreement. (See Note 6.) The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.98% based upon the historical price of the company’s stock, an expected term of five years using the simplified method, and a risk-free rate of 1.77%. The calculated fair value, $14,907 was recorded as expense during the nine months ended September 30, 2017.

On August 28, 2017, the Company granted five-year options to purchase 25,000 shares of common stock at an exercise price of $0.20 per share to a new employee in connection with his employment. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.68% based upon the historical price of the company’s stock, an expected term of 2.5 years using the simplified method, and a risk-free rate of 1.29%. The calculated fair value, $2,399 was recorded as expense during the year ended December 31, 2017.

On October 2, 2017, the Company granted five-year options to purchase 25,000 shares of common stock at an exercise price of $0.20 per share to a new employee in connection with his employment. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.68% based upon the historical price of the company’s stock, an expected term of 2.5 years, the term of the options and a risk-free rate of 1.56%. The calculated fair value, $2,385 was recorded as expense during the three months ended December 31, 2017.

On December 13, 2017, the Company granted five-year options to purchase 251,000 shares of common stock at an exercise price of $0.1798 per share to employees. The options were valued with the Black-Scholes option pricing model using an expected volatility of 72.11% based upon the historical price of the company’s stock, an expected term of 2.5 years, the term of the options and a risk-free rate of 1.85%. The calculated fair value, $20,155 was recorded as expense during the three months ended December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

A summary of options issued to directors under the 2017 and 2007 Plans and changes for the year ended December 31, 2016 and for the years ended December 31, 2016 and 2015 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	2,765,833	$0.98	7.28
Granted	715,000	$0.79	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	3,480,833	$0.86	6.93	$—
Exercisable at December 31, 2016	2,812,500	$0.98	6.31	$—

Weighted average fair value of options granted during the year ended December 31, 2016		$0.29

Balance at December 31, 2016	3,480,833	$0.86	6.93
Granted	690,000	$0.211	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2017	4,170,833	$0.75	6.54	$—
Exercisable at December 31, 2017	3,517,166	$0.86	5.95	$—

Weighted average fair value of options granted during the year ended December 31, 2017		$0.14

In April 2016, the Company issued ten-year options to purchase 30,000 shares of common stock at an exercise price of $0.39 per share to a new director. The options vest annually over three years, subject to the continued service on the board. The options were valued using the Black-Scholes option pricing model using a volatility of 103.79% based upon the historical price of the company’s stock, a term of 6.5 years, using the simplified method and a risk-free rate of 1.52%. The calculated fair value, $9,631 will be recognized over the requisite service period.

As prescribed by the Company's 2007 Equity Incentive Plan, on July 1, 2016, the Company issued options to purchase 680,000 shares of common stock to directors. The options have an exercise price of $0.37 per share, vest on June 30, 2017¸ subject to continuing service as a director and bear a ten-year term. The options were valued using the Black-Scholes model using a volatility of 104.37%, derived using the historical market price for the Company’s common stock, an expected term of 5.5 years (using the simplified method) and a discount rate of 1.49%. The value of these options, $198,236, will be recognized as expense over the one year vesting period.

On October 24, 2016, the Company issued ten-year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.27 per share to a director in connection with his appointment to the compensation committee. The options vest annually over a three year period on the anniversary of the grant, subject to continued service as the audit committee chairman. The Company valued the options at $1,117 using the Black-Scholes option pricing model using a volatility of 105.08%, based upon the historical price of the Company’s common stock, an estimated term of 6.5 years, using the Simplified Method, and a discount rate of 1.42%. The fair value will be recognized in expense over the vesting period of the options.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Upon the adoption of the Company’s 2017 Equity Incentive Plan on August 4, 2017 and as prescribed by the Plan, the Company issued ten-year options to purchase 690,000 shares of common stock to non-employee directors at an exercise price of $0.211 per share. The options vest on June 30, 2018, subject to continued service as a director. The options were valued with the Black-Scholes option pricing model using an expected volatility of 80.03% based upon the historical price of the company’s stock, an expected term of 5.5 years using the simplified method, and a risk-free rate of 1.88%. The calculated fair value, $100,918 will be recorded as expense over the vesting period.

Non-Employee, Non-Director Options

A summary of options issued to non-employees, non-directors under the 2017 and 2007 Plans and changes during the years ended December 31, 2017 and 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	20,000	$1.18	2.75
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired		$—	—
Outstanding at December 31. 2016	20,000	$1.18	1.75	$—
Exercisable at December 31, 2016	20,000	$1.18	1.75	$—

Weighted average fair value of options granted during the year ended December 31, 2016		N/A

Balance at December 31, 2016	20,000	$1.18	1.75
Granted	195,000	$0.25	5.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2017	215,000	$0.34	3.98	$1,359
Exercisable at December 31, 2017	215,000	$034	3.98	$1,359

Weighted average fair value of options granted during the year ended December 31, 2017		$0.18

No options were issued to non-employees, non-directors during the year ended December 31, 2016.

During the year ended December 31, 2017, the Company granted five-year options to purchase 150,000 shares of common stock at an exercise price of $0.275 per share to the Company’s corporate lawyer in exchange for legal services.  The options were valued with the Black-Scholes option pricing model using an expected volatility of 99.06% based upon the historical price of the company’s stock, an expected term of five years, the term of the warrants and a risk-free rate of 1.88%. The calculated fair value, $30,703 was recorded as prepaid expense is being amortized over a twelve month period.

On December 13, 2017, the Company granted five-year options to purchase 45,000 shares of common stock at an exercise price of $0.1798 per share to consultants. The options were valued with the Black-Scholes option pricing model using an expected volatility of 72.11% based upon the historical price of the company’s stock, an expected term of 5 years, the term of the options and a risk-free rate of 2.125%. The calculated fair value, $4,847 was recorded as expense during the year ended December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Warrants Issued for Settlement

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at December 31, 2015	350,000	$0.63	1.7
Granted	250,000	$0.37	5.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	600,000	$0.52	2.3
Exercisable at December 31, 2016	600,000	$052	2.3

Weighted average fair value of warrants granted during the year ended December 31, 2016		$0.28

Balance at December 31, 2016	600,000	$0.52	2.3
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(350,000)	$0.63	—
Outstanding at December 31, 2017	250,000	$0.37	3.5
Exercisable at December 31, 2017	250,000	$0.37	3.5

Weighted average fair value of warrants granted during the year ended December 31, 2017		N/A

In July 2016, the Company issued five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share as part of a settlement. The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk-free rate of 1.01%, resulting in a fair value of $70,631 which was included in loss on settlement for the year ended December 31, 2016.

The Company did not issue any warrants as settlement during the year ended December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Warrants issued for cash or services

A summary of warrants issued for cash or services and changes during the years ended December 31, 2017 and 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at December 31, 2015	10,342,304	$1.73	1.68
Granted	4,791,260	$1.93	2.5
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2016	15,133,564	$1.77	1.27
Exercisable at December 31, 2016	15,066,898	$1.78	1.24

Weighted average fair value of warrants granted during the year ended December 31, 2016		$0.26

Balance at December 31, 2016	15,133,564	$1.73	1.68
Granted	6,888,170	$2.00	2.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(7,980,392)	$1.96	—
Outstanding at December 31, 2017	14,041,342	$1.78	1.33
Exercisable at December 31, 2017	13,829,034	$1.78	1.31

Weighted average fair value of warrants granted during the year ended December 31, 2016		N/A

During the year ended December 31, 2016, the Company issued two-year warrants to purchase 795,850 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors including warrants to purchase 214,286 shares of common stock to a director and his wife.

During the year ended December 31, 2016, the Company issued two-year warrants to purchase 3,795,409 shares of common stock at an exercise price at $2.00 per share in connection with advances from its president and principal shareholder pursuant to a secured convertible line of credit agreement.

In January 2016, the Company issued five-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.39 per share in exchange for legal services. The warrants were valued with the Black-Scholes option pricing model using a volatility of 103.14% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk free rate of 1.49%. The calculated fair value, $44,477 was recorded as legal expense for the year ended December 31, 2016.

In December 2016, the Company issued five year warrants to purchase 50,000 shares of common stock at an exercise price of $0.22 per share to four consultants. The warrants vest 25% immediately, with the remainder vesting annually over a three year period, subject to continued employment. The warrants were valued with the Black-Scholes option pricing model using a volatility of 99.29% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk-free rate of 1.90%. The calculated fair value, $8,200 will be recorded as expense over the vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017, the Company issued two-year warrants to purchase 6,491,344 shares of common stock at an exercise price at $2.00 per share in connection with private placements with four accredited investors, including the issuance of two-year warrants to purchase 2,284,093 shares of common stock to its president, chairman and principal shareholder.

In addition, during the year ended December 31, 2017, the Company issued two-year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with advances from its president, chairman and principal shareholder pursuant to a secured convertible line of credit agreement.

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the years ended December 31, 2017 and 2016. Deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$10,852,456	$14,625,674
Allowance for bad debt	55,224	60,567
Stock-based compensation	1,802,249	2,223,337
Depreciation	(9,903)	19,373
Gross deferred tax asset	12,700,026	16,928,951
Less: deferred tax asset valuation allowance	(12,700,026)	(16,928,951)
Total deferred tax asset	—	—
Less: Deferred tax liability – depreciation	—	—

Net deferred taxes	$—	$—

The Company had available at December 31, 2017, net operating loss carryforwards for federal and state tax purposes of approximately $42,810,000 that could be applied against taxable income in subsequent years through December 31, 2036. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

On December 22, 2017, the Tax Act was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act will significantly impact the Company by reducing the federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the new federal corporate tax rate, the Company reduced the value of its net deferred tax assets and the related valuation allowance by $4,228,925 during the year ended December 31, 2017. The valuation allowance increased by $1,629,443 during the year ended December 31, 2016.

Reconciliation of the differences between income tax benefit computed at the federal  statutory tax rate of 34% and the provision for income tax benefit for the years ended December 31, 2017 and 2016 was as follows:

	For the Years Ended December 31,
	2017		2016
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(1,415,000)	-34.00%	$(1,588,495)	-34.00%
State taxes, net of federal benefit	(150,648)	-3.62%	(168,053)	-3.60%
Other	(357,550)	-8.59%	127,105	2.72%
Change in Federal tax rate	(2,305,727)	-55.4%	—	—
Change in valuation allowance	4,228,925	101.61%	1,629,443	34.88%
	$—	0.00%	$—	0.00%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company has entered into a series of credit facilities with its president and principal stockholder as more fully described in Notes 6 and 7.

During the years ended December 31, 2017 and 2016, the Company issued common stock and warrants to its president, chairman and principal shareholder in exchange for cash as more fully described in Note 7.

On January 23, 2015, the Company approved an amendment to the Employment Agreement of Mr. Peter Cordani, the Company's Founder, acting Chief Executive Officer and Chief Technology Officer. In addition to his salary, Mr. Cordani received 5% of the first $2 million of revenue generated by the Company in 2017 and 2016.

In August 2017, Company and Warren Mosler (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Investor and our president and chairman were partners in a prior business. The Company will have the right to direct the investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the investor. The investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share.

During the year ended December 31, 2017, the Company issued 7,954,480 shares of common stock and two-year warrants to purchase 3,977,241 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $1,575,000 in connection with private placements.

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space, on a month to month basis located in Jupiter, Florida. Rent expense for the years ended December 31, 2017 and 2016 was $114,720 and $118,392, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

In January 2015, GelTech approved an amendment to the Employment Agreement of our Chief Technology Officer. In addition to his base salary, he will receive 5% of the first $2 million of revenue generated by GelTech.  The Company paid the Chief Technology Officer $52,797 and $62,056, respectively, in 2017 and 2016 under this provision. The amendment was effective as of January 1, 2015. Additionally, in May 2015, GelTech approved an amendment to the Chief Technology Officer’s Employment Agreement to extend the term of the Agreement an additional four years (now expiring October 1, 2020).

The Company was sued by a former employee on June 23, 2008, alleging breach of a consulting agreement and an employment agreement entered into in May and June 2007, respectively. In addition, the plaintiff sought to recover certain of his personal property, which was used or stored in the Company’s offices and alleges the Company invaded his privacy by looking at his personal computer (which was used in the Company’s business) in the Company’s offices. On October 14, 2015, the Court issued an order on Defendant GelTech’s Motion for Attorney’s Fees and Costs granting GelTech attorney fees and costs in excess of the amount of its litigation accrual for the case. As such, the Company reversed the litigation accrual resulting in other income of $56,956 which was included in the Company’s statement of operations for the nine months ended December 31, 2015. In November 2015, the Court issued a Final Judgement against the plaintiff in the amount of $510,499. The plaintiff filed appeals which were pending. In July 2016, the Company entered into a settlement agreement with the plaintiff whereby the Company agreed to pay the plaintiff $250,000 and issue the plaintiff five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.37 per share, in exchange for the dismissal of all claims against the Company. The warrants were valued using the Black-Scholes option pricing model using a volatility of 104.54% based upon the historical price of the company’s stock, a term of five years, the term of the warrants and a risk-free rate of 1.01%, resulting in a fair value of $70,631. As such, the Company recorded a loss on settlement of $320,631 for the year ended December 31, 2016.

In June 2016, the Company entered into a settlement agreement with its employment practices insurance company related to the Company’s suit against the insurance company for failure to cover post trial legal costs related to the suit described above in this Note 10. Under the settlement agreement, the insurance company agreed to pay the Company $300,000, which payment was received in July 2016. As such the Company recorded a gain on settlement of $300,000 for the year ended December 31, 2016.

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

11.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017. As of December 31, 2017, the Company had no cash equivalent balances that were not insured.

At December 31, 2017, four customers accounted for 38.8%, 19.5%, 18.9% and 11.1% of accounts receivable.

For the year ended December 31, 2017, two customers accounted for 16.2% and 14.1% of sales.

During the year ended December 31, 2017, sales primarily resulted from three sources, sales of FireIce®, Soil₂O® and FireIce Shield® which made up 73.7%, 12.0% and 14.0%, respectively. Of the FireIce® sales, 66.3% related to the sale of FireIce® products and 27.3% related to sales of the FireIce Eductors, EMFIDS and extinguishers. Of the Soil₂O® sales, 14.6% related to traditional sales of Soil₂O® and 78.8% related to sales of Soil₂O® Dust Control, including 27.2% of our new Soil2O Soil Cap product. Of the FireIce Shield® sales, 39.9% consisted of sales of spray bottles, 18.5% were sales of canisters and refills and 32.5% related to sales of FireIce Shield CTP for cell towers.

One vendor accounted for 50.6% of the Company’s approximately $612,000 in purchases of raw material and packaging during the year ended December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Approximately 24.3% of revenue was generated from customers outside the United States during the year ended December 31, 2017.

During the year ended December 31, 2017, our chairman and principal shareholder provided 100% of our debt financing.

12.

SUBSEQUENT EVENTS

Since January 1, 2018, the Company has issued 5,299,164 shares of common stock and two year warrants to purchase 2,612,083 shares of common stock at $2.00 per share in exchange for $759,000 in connection with private placements with three accredited investors, including the issuance of 2,071,478 shares and 1,035,714 warrants to its chairman and principal shareholder in exchange for $300,000.

In January 2018, the Company issued 16,767 shares of common stock to consultants in exchange for consulting services valued at $2,900, based upon the market price of our common shares.

On January 29, 2018, the Company granted ten-year options to purchase 150,000 shares of the Company’s common stock to the Company’s corporate lawyer in exchange for legal services. The options vest immediately and are exercisable at $0.14 per share. The Company valued the options at $15,572 using the Black-Scholes option pricing model using a volatility of 65.97%, based upon the historical price of the Company’s common stock, an estimated term of 10 years, the term of the options, and a discount rate of 2.70%. The fair value will be recorded as prepaid expense and recognized ratably over the year ending December 31, 2018.

On January 29, 2018, the Company granted ten-year options to purchase 150,000 shares of the Company’s common stock to a new sales executive. The options vest immediately and are exercisable at $0.14 per share. The Company valued the options at $11,918 using the Black-Scholes option pricing model using a volatility of 65.97%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, using the simplified method, and a discount rate of 2.49%. The fair value will be recorded as expense during the three months ending March 31, 2018.