Form 10-Q
period 2018-03-31
GelTech Solutions, Inc.
filed 2018-05-09
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

Class	Outstanding at May 8, 2018
Common Stock, $0.001 par value per share	85,238,790 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash	$149,292	$43,488
Accounts receivable trade, net	184,360	77,700
Inventories	959,388	1,434,411
Prepaid expenses and other current assets	114,434	133,361
Total current assets	1,407,474	1,689,360

Furniture, fixtures and equipment, net	165,855	185,433
Operating lease right of use assets	48.217	—
Inventory not expected to be realized within one year	960,960	479,486
Deposits	18,336	16,086

Total assets	$2,600,842	$2,370,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$191,607	$133,303
Accrued expenses	754,031	634,791
Customer deposit	14,970	—
Operating lease liability – current portion	24,216	—
Insurance premium finance contract	34,181	63,364
Total current liabilities	1,019,005	831,458
Operating lease liability	23,846	—
Convertible notes - related party, net of discounts	971,717	969,186
Convertible line of credit – related party, net of discounts	5,375,046	5,328,530
Total liabilities	7,389,614	7,129,174

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 150,000,000 shares authorized; 80,994,920 and 74,914,703 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	80,995	74,915
Additional paid in capital	48,266,467	47,285,967
Accumulated deficit	(53,136,234)	(52,119,691)
Total stockholders' deficit	(4,788,772)	(4,758,809)

Total liabilities and stockholders' deficit	$2,600,842	$2,370,365

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

Sales	$262,879	$389,036
Cost of goods sold	81,198	131,230

Gross profit	181,681	257,806

Operating expenses:
Selling, general and administrative expenses	1,004,891	1,006,634
Research and development	15,826	12,591
Total operating expenses	1,020,717	1,019,225

Loss from operations	(839,036)	(761,419)

Other income (expense)
Interest income	—	5
Interest expense	(177,507)	(212,532)
Total other income (expense)	(177,507)	(212,527)

Net loss	$(1,016,543)	$(973,946)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	78,179,403	54,701,836

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,016,543)	$(973,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,316	22,189
Amortization of debt discounts	49,047	48,574
Stock issued for services	2,900	—
Warrants issued for services	15,572	30,703
Employee stock option compensation expense	48,108	64,208
Changes in assets and liabilities:
Accounts receivable	(106,660)	(100,276)
Inventories	(6,451)	(99,863)
Prepaid expenses and other current assets	16,677	13,237
Accounts payable	38,304	48,622
Accrued expenses	139,240	152,764
Settlement accrual	—	(26,789)
Operating lease liability	(2,251)	—
Customer deposits	14,970	—
Deferred revenue	—	(4,000)
Net cash used in operating activities	(781,771)	(824,577)

Cash flows from Investing Activities
Purchases of equipment	(3,642)	(1,257)
Net cash used in investing activities	(3,642)	(1,257)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	—	123,620
Proceeds from sale of stock and warrants	900,000	500,000
Proceeds from sale of stock	20,000	—
Proceeds from advances on convertible line of credit with related parties	—	200,000
Payments on insurance finance contract	(29,183)	(24,323)
Net cash provided by financing activities	890,817	799,297

Net increase (decrease) in cash and cash equivalents	105,404	(26,537)
Cash and cash equivalents - beginning	43,888	151,184
Cash and cash equivalents - ending	$146,292	$124,647

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$949	$773
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$—	$9,661
Loan discount from warrants	$—	$9,661
Operating lease right of use assets and lease obligation	$50,313	$—
Options issued for services	$15,572	$30,703

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

The corporate office is located in Jupiter, Florida and we also have an office in Niwot, Colorado to support our Wildland operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in FireIce Gel, Inc., Weather Tech Innovations, Inc. and GelTech International, Inc.

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Report on Form 10-K for the year ended December 31, 2017 filed on March 26, 2018.

Inventories

Inventories as of March 31, 2018 consisted of raw materials and finished goods in the amounts of $1,026,756 and $893,592, respectively.  As of March 31, 2017, the Company estimated that raw materials in the amount $960,960 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet. As of March 31, 2018, the Company had approximately $5,490 of consignment inventory consisting of FireIce 561 and FireIce HVOF held by a customer.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended March 31, 2018 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our payment terms are net 30 days for domestic sales with payments for international sales being due upon delivery of products to the customer’s freight forwarder. We do not incur incremental costs obtaining purchase orders from our customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASU, resulted in no change to our results of operations or our balance sheet.

Leases

In connection with entering into a new lease agreement for our Wildland operations in Colorado, the Company elected to early adopt the provisions of ASU 2016-02, Leases. As such, the Company has recorded an operating lease right of use asset and an operating lease liability as of March 31, 2018.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2018, there were options to purchase 13,247,333 shares of the Company’s common stock, warrants to purchase 16,476,605 shares of the Company’s common stock and 18,514,067 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair values of stock options and warrants granted during the period from January 1, 2018 to March 31, 2018 were estimated using the following assumptions:

Risk free interest rate	2.49% - 2.70%
Expected term (in years)	5.0 - 10.0
Dividend yield	––
Volatility of common stock	65.97%
Estimated annual forfeitures	––

New Accounting Pronouncements

No Accounting Standards Updates (ASUs) which were not effective until after March 31, 2018 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of March 31, 2018, the Company had an accumulated deficit and stockholders’ deficit of $53,136,234 and $4,788,772, respectively, and incurred losses from operations and net losses of $839,036 and $1,016,543, respectively, for the three months ended March 31, 2018 and used cash in operations of $781,771 during the three months ended March 31, 2018.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2018, the Company received $920,000 from private placements with four accredited investors, including $450,000 from its chairman and principal shareholder and $450,000 in connection with a Stock Purchase Agreement with an accredited investor.

Management believes that the Stock Purchase Agreement, additional funding from its chairman and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has two debt facilities outstanding, both of them held by its chairman and principal shareholder.

One convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. In connection with the modification, the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the three months ended March 31, 2018, the Company recorded interest expense of $2,531 related to the amortization of the note discounts related to the warrants. As of March 31, 2018, the balance of the unamortized discount related to the warrants was $28,283. As of March 31, 2018, the principal balance on this note is $1,000,000 and accrued interest amounted to $128,616.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

In connection with the February 2015 debt modifications described above, the Company entered into a Secured Revolving Convertible Line of Credit Agreement for up to $4 million with its chairman and principal shareholder. On April 8, 2016, the Company and its chairman and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its chairman and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its chairman and principal shareholder, receive advances under the secured convertible line of credit. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s chairman and principal shareholder two-year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

During the three months ended March 31, 2018, the Company has recognized interest expense of $46,516 related to the amortization of loan discounts. As of March 31, 2018, the principal balance of the advances was $5,895,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $259,977 and $259,977, respectively. Accrued interest on the advances amounted to $497,845 as of March 31, 2018.

In addition, at March 31, 2018, there remained accrued interest of $93,170 due related to a prior secured convertible note in the amount of $1,997,483 which was converted in September 2017.

A summary of notes payable and related discounts as of March 31, 2018 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(28,283)	$971,717
Secured Convertible Line of Credit	5,895,000	(519,954)	5,375,046
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$6,895,000	$(548,237)	$6,346,763

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

During the three months ended March 31, 2018, the Company did not sell shares to Lincoln Park.  Beginning May 1, 2018, we will no longer able to sell shares to Lincoln Park under the Purchase Agreement.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

During the three months ended March 31, 2018, the Company issued 5,938,450 shares of common stock and two-year warrants to purchase 2,969,226 shares of common stock for $2.00 per share to two accredited investors in exchange for $900,000, including the issuance of 2,785,714 shares of common stock and 1,392,857 warrants to the Company’s chairman and principal shareholder in exchange for $450,000.

During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock to two accredited investors in exchange for $20,000.

During the three months ended March 31, 2018, the Company issued 16,767 shares of common stock to consultants in exchange for consulting services rendered valued at $2,900, based upon the market price of our common shares  on the grant date.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2018 to March 31, 2018, was $47,697 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2018, the total compensation cost for stock options not yet recognized was approximately $70,945.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the three months ended March 31, 2018 was $411.

During the three months ended March 31, 2018 the Company granted ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share to our national Sales Director.  The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of five years, using the simplified method, and a risk-free rate of 2.49%. The calculated fair value, $11,918 was included in the $47,697 expense during the three months ended March 31, 2018.

During the three months ended March 31, 2018 the Company granted ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share in exchange for legal services.  The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of ten years, the term of the warrants and a risk-free rate of 2.70%. The calculated fair value, $15,572 was recorded as prepaid expense and will be amortized over twelve months. For the three months ended March 31, 2018, $2,595 was amortized to expense.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the three months ended March 31, 2018, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the three months ended March 31, 2018, two-year warrants to purchase 783,963 shares of common stock at $2.00 per share expired, all of which were held by our chairman and principal shareholder.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2018, the Company issued stock and warrants to its chairman and principal shareholder in exchange for cash as more fully described in Notes 3 and 4.

In August 2017, Company and an accredited investor (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Investor and our president and chairman were partners in a prior business. The Company will have the right to direct the investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the investor. The investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share. During the three months ended March 31, 2018, the Company issued 3,152,736 shares of common stock and two-year warrants to purchase 1,576,369 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $450,000 in connection with private placements.

NOTE 6 – Commitments and Contingencies

In February 2018, the Company entered into a two-year operating lease agreement for an office in Niwot, Colorado to better serve our Wildland fire customers. The lease began on March 1, 2018 and calls for 24 monthly payments of $2,250. In accounting for this operating lease, the Company elected to early adopt ASU 2016-02, Leases. As such, the Company calculated the fair value of the operating lease right of use asset and the operating lease liability, $50,313, by calculating the present value of the lease payments, discounted at 7.5%, the Company’s incremental borrowing rate, over the term of the lease, 24 months. Amortization of the operating lease right of use asset amounted to $2,097 for the three months ended March 31, 2018 and was included in operating expense.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

NOTE 7 – Revenue Recognition

The revenue that we recognize arises from purchase orders we receive from our customers. Our performance obligations under the purchase orders correspond to each shipment of product that we make to our customer under the purchase orders; as a result each purchase order generally contains more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of our products transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to our product or when the customer assumes risk of loss of our product. The transfer of control generally occurs at a point of shipment from either our warehouse or our third-party fulfillment centers. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

When we receive a purchase order from a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the three months ended March 31, 2018, the total amount of freight recognized as revenue was $8,020.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

During the three months ended March 31, 2018, the Company received a deposit of $14,970 from a new distributor which will be credited toward their first product purchase.

If we continued to apply legacy revenue recognition guidance for the first three months of 2018, our revenues, gross margin, and net loss would not have changed. See Note 1—Revenue Recognition for the impact of our adoption of ASU No. 2014-09.

Revenue Disaggregation

We track our revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2018:

FireIce	$228,781
Soil₂O	25,996
FireIce Shield	6,929
Other	1,173
Total	$262,879

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

NOTE 8 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2018. As of March 31, 2018, there were no cash balances held in depository accounts that are not insured.

At March 31, 2018, two customers accounted for 47.5% and 14.7% of accounts receivable.

For the three months ended March 31, 2018, four customers accounted for 33.5%, 14.2%, 12.3% and 10.2% of sales.

Approximately 14.1% of revenue was generated from customers outside the United States during the three months ended March 31, 2018.

During the three months ended March 31, 2017, sales primarily resulted from three products, FireIce®, Soil₂O® and FireIce Shield® which made up 87.0%, 9.9% and 2.6%, respectively, of total sales. Of the FireIce® sales, 93.2% related to the sale of FireIce® products and 5.8% related to sales of the FireIce extinguishers and eductor equipment. Of the Soil₂O® sales, 61.9% related to traditional sales of Soil₂O® and 38.1% related to sales of Soil₂O® Dust Control. Of the FireIce Shield® sales, after factoring out a credit of $12,928 for FireIce Shield canisters returned by a distributor, 12.6% consisted sales of asset protection canisters and refills, 49.5% related to FireIce Shield® CTP units and products, and 35.6% consisted of sale of spray bottles for use by welders and plumbers.

Two vendors accounted for 62.6% and 12.7% of the Company’s approximately $82,500 in purchases of raw material, finished goods and packaging during the three months ended March 31, 2018.

NOTE 9 – Subsequent Events

In April 2017, the Company issued 312,394 shares of common stock to two accredited investors in exchange for $64,000.

In April 2017, the Company issued 682,128 shares of common and two-year warrants to purchase 341,064 shares of common stock for $2.00 per share to one accredited investors in exchange for $150,000.

In April 2018, the Company issued 266,201 shares of common stock, with a fair market value of $55,902 to our chairman and principle shareholder to convert accrued interest in the amount of $93,170, converted at $0.35 per share in connection with a secured convertible note agreement that was converted in September 2017. Because the shares were with a related party, the gain on conversion $37,268 was recorded to paid in capital.

In April 2018, the Company issued 2,983,146 shares of common stock, with a fair market value of $626,461, to its chairman and principle shareholder in conversion of accrued interest of $626,461 as of March 31, 2018 on a $1 million secured convertible note and its $6 million secured convertible line of credit.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 26, 2018.

Overview

GelTech Solutions, Inc. (“GelTech” or the “Company), generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used by industry, police departments and first responders to protect assets from fire; (3) Soil₂O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil₂O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers and most recently to homeowners via the Soil₂O® Home Lawn Kit. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System, or EMFIDS, an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

2018 Highlights

Thus far in 2018, we have added two additional customers to our Wildland line up, one in Texas and one in Oklahoma, and have set up two additional mixing bases, one in Florida and one in New Jersey. Our FireIce products were once again used to quickly bring under control a new flare-up of the continuing landfill fire in the Bahamas.

The Utility Division has initiated two additional pilot programs for FireIce extinguishers with electric utilities on the East Coast. Programs in the Utility Division continue to expand, with two new cities under one company’s umbrella in the process of starting an extinguisher program for their service vehicles. In addition, we processed a repeat order for FireIce to be used to fight manhole fires, with the Northeast electric utility we have been working with for the past five years.

We have engaged new distributors in Israel and Brazil, who have already placed initial purchases and started product demonstrations with their target clients in the Defense, Private Timber and Mining industries. We have executed new distribution agreements with two national distributors for our products specifically for the Cell Tower business and for Electric Utilities. We believe these additional distributors will improve our reach into these market segments and strengthen our resources to close deals in 2018.

GelTech has recently received inquiries and started projects with several major companies including companies who sell fire suppression systems or use or manufacture lithium batteries in large configuration systems, such as personal vehicles, storage, mass transportation and large recharging systems.  Because FireIce can effectively cool, suppress and remain non-toxic over 5000 degrees F, we expect to continue to work with and be utilized in these applications. With these new inquiries, we have the opportunity to greatly capitalize on our already completed R&D with little additional expense.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Sales	$262,879	$389,036	$(126,157)	(32.4%)
Cost of Goods Sold	81,198	131,530	(50,032)	(38.1%)
Gross Profit	181,681	257,806	(76,125)	(29.5%)
Operating Expenses:
Selling General and Administrative	1,004,891	1,006,634	(1,743)	(0.2%)
Research and Development	15,826	12,591	3,235	25.7%
Loss from Operations	(839,036)	(761,419)	(77,617)	(10.2%)
Other Income (Expense)	(177,507)	(212,527)	35,025	16.5%
Net Loss	$(1,016,543)	$(973,946)	$(42,597)	(4.4%)

Sales

Sales of product during the three months ended March 31, 2018 (“2018 Quarter”) consisted of $228,781 for FireIce® and related products, $25,996 for Soil₂O ® and $6,929 for FireIce Shield®.  FireIce® sales primarily consisted of $213,177 related to product sales primarily to wildland firefighting agencies and to fight a landfill fire in the Bahamas and $13,240 related to sales of extinguishers and eductors. The Soil₂O ® sales consisted of sales of Soil₂O ® topical of $16,089 and sales of Soil₂O ® dust control of $9,907. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles of $7,070, FireIce Shield CTP units and product of $9,825 and FireIce Shield Welding Blankets of $459, which were partially offset by a net credit of $11,974 for canisters and refills due to return of product by one of our distributors. The decrease in 2018 sales as compared to 2017 sales is primarily related to a decrease in the amount of product used to fight the landfill fires in the Bahamas.

Both FireIce® and Soil₂O ® dust control sales are seasonal in nature with both peak seasons lasting from March through October; we anticipate FireIce Shield® sales to be less seasonal. We expect additional agencies to join our growing roster of wildland agencies using FireIce. Our FireIce and Soil₂O Dust Control products are gaining acceptance from industrial agricultural organizations needing to protect crop stockpiles and to control dust on unpaved roadways. In addition, our FireIce Shield product has generated sales from manufacturing plants, companies that perform welding, cutting and brazing (hot work) in a number of different industries such as plumbing and air conditioning repairs, communication tower fabrication and maritime and naval shipyards. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The decrease in cost of goods sold was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 30.9% for the 2018 Quarter as compared to 33.7% for the three months ended March 31, 2017 (“2017 Quarter”). The future cost of sales as a percentage of sales is dependent on the sales mix but we expect it will be consistent with the cost of sales percentage for the 2018 Quarter.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the 2018 Quarter were consistent with the 2017 Quarter. Minor increases in investor relations, insurance, sales and marketing and travel were offset by decreases on compensation and benefits and equity-based compensation.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

The research and development expenses for the 2018 Quarter and 2017 Quarter related primarily to initial research into potential new product applications.

Loss from Operations

The increase in loss from operations in the 2018 Quarter as compared to the 2017 Quarter resulted from the lower gross profit and the slightly higher research and development costs.

Other Income (Expense)

Other expense during the 2018 Quarter consisted of interest expense. Other expense for the 2017 Quarter consisted of interest expense. The decrease in interest expense is due to the reduction of our outstanding debt from the conversion of a secured convertible note in the amount of $1,997,483 in September 2017.

Net Loss

The higher net loss for the 2018 Quarter resulted from the lower gross profit which was only partially offset by the decrease in other expense. Net loss per common share was $0.01 and $0.02, respectively, for the 2018 Quarter and 2017 Quarter. The weighted average number of shares outstanding for the 2018 Quarter and 2017 Quarter were 78,179,403 and 54,701,836, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Quarter Ended March 31,
	2018	2017

Net cash used in operating activities	$(781,771)	$(824,577)
Net cash used in investing activities	(3,642)	(1,257)
Net cash provided by financing activities	890,817	799,297
Net increase (decrease) in cash and cash equivalents	$105,044	$(26,537)

Net Cash Used in Operating Activities

Net cash used during the 2018 Quarter resulted primarily from the net loss of $1,016,543 and an increase in accounts receivable of $106,660, which were partially offset by increases in accounts payable and accrued expenses of $38,304 and $139,240, respectively, equity-based compensation of $48,108, decreases in prepaid expenses of $16,677 and an increase in customer deposits of $14,970.

Net cash used during the 2017 Quarter resulted primarily from the net loss of $973,946 and increases in inventories of $99,863 and accounts receivable of 100,276. These were partially offset by increases in accounts payable of $48,622 and accrued liabilities of $152,764 and equity-based compensation of $64,208.

Net Cash Used in Investing Activities

Net cash used in investing activities for the 2018 Quarter and the 2017 Quarter consisted of computer hardware and software upgrades and in 2018 purchases of furniture for the new Colorado office

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Provided By Financing Activities

During the 2018 Quarter, the Company received $20,000 in exchange for the issuance of 125,000 shares of common stock in connection with private placements with two accredited investors. In addition, the Company issued 5,938,450 shares of common stock and two-year warrants to purchase 2,969,225 shares of common stock at an exercise price of $2.00 per share in exchange for $900,000 in connection with private placements with two accredited investors, including 2,785,714 shares and 1,392,857 warrants to its chairman and principal shareholder. The amounts received were used to make payments on insurance premium finance contracts of $26,214, as well as providing working capital.

During the 2017 Quarter, the Company received $500,000 in exchange for 2,081,637 shares of common stock and two year warrants to purchase 1,040,818 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors, including $100,000 in exchange for 384,616 shares of common stock and 192,308 warrants from our chairman and principal shareholder and received $200,000 from advances under the convertible line of credit facility, all from our chairman and principal shareholder. In addition, the Company issued two- year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances.  The Company also received $123,620 in exchange for 504,843 shares of common stock in connection with the Lincoln Park Stock Purchase Agreement (“Purchase Agreement”). The amounts received were used to make payments on insurance premium finance contracts of $24,323 as well as providing working capital.

Historical Financings

Since January 1, 2018, the Company has received $84,000 in exchange for issuing 437,394 shares of common stock in private placements with three accredited investors, including 248,757 shares to an employee.

Since January 1, 2018 through the issuance date of this report, the Company has received $1,050,000 in exchange for the issuance of 6,620,578 shares of common stock and two-year warrants to purchase 13,310,289 shares of common stock for $2.00 per share in connection with private placements with two accredited investors, including $450,000 in exchange for 2,785,714 shares and 1,392,857 warrants from our chairman and principal shareholder.

In August 2017, the Company and Warren Mosler, a 10% shareholder, (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Company will have the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the Investor. The Investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share. Since August 2017 to the filing date of this report, the Investor has purchased 7,745,762 shares for $1,275,000.

Liquidity and Capital Resource Considerations

As of May 9, 2018, we had approximately $57,000 in available cash.

In August 2015, GelTech signed a $10 million Stock Purchase Agreement with Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, GelTech had the right to sell, and Lincoln Park was obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on October 16, 2015. As of May 1, 2018 we were no longer able to sell shares to Lincoln Park under the Purchase Agreement.

As of the filing date of this report, we have $6,895,000 of outstanding debt owed to Mr. Michael Reger all of which is due December 31, 2020.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Other than the classification of inventory, there were no material changes to our principal accounting estimates during the period covered by this report.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity, anticipated capital asset requirements, expected results from adding additional distributors, opportunities from our already completed R&D, increased revenues and expected increase in sales of our products (including additional agencies using FireIce). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, or our principal shareholder and/or the Investor suffering unanticipated liquidity issues.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2017 filed on March 26, 2018.  Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business.  During the period covered by this report, there were no new legal proceedings nor any material developments to any legal proceedings previously disclosed, if any.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultants (1)	January 2018	16,767 shares of common stock	Shares issued to two consultants for services rendered

Investors (1)	January 2018 through March 2018	125,000 shares of common stock	Private Placements with two accredited investors

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

GELTECH SOLUTIONS, INC.

May 9, 2018	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

May 9, 2018	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 100 million shares of common stock	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 150 million shares of common stock	10-Q	2/16/16	3.1(b)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
10.4	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.5	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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