Form 10-Q
period 2018-06-30
GelTech Solutions, Inc.
filed 2018-08-14
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

Class	Outstanding at August 14, 2018
Common Stock, $0.001 par value per share	98,036,566 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash	$69,491	$43,888
Accounts receivable trade, net	235,606	77,700
Inventories	986,054	1,434,411
Prepaid expenses and other current assets	62,848	133,361
Total current assets	1,353,999	1,689,360

Furniture, fixtures and equipment, net	145,518	185,433
Operating lease right of use assets	41,928	—
Inventory not expected to be realized within one year	960,960	479,486
Deposits	18,336	16,086

Total assets	$2,520,741	$2,370,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$265,083	$133,303
Accrued expenses	195,592	634,791
Customer deposit	721	—
Operating lease liability – current portion	24,216	—
Insurance premium finance contract	9,966	63,364
Total current liabilities	495,578	831,458
Operating lease liability	17,962	—
Convertible notes - related party, net of discounts	974,275	969,186
Convertible line of credit – related party, net of discounts	5,422,080	5,328,530
Total liabilities	6,909,895	7,129,174

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 87,294,690 and 74,914,703 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	87,295	74,915
Additional paid in capital	49,720,583	47,285,967
Accumulated deficit	(54,197,032)	(52,119,691)
Total stockholders' deficit	(4,389,154)	(4,758,809)

Total liabilities and stockholders' deficit	$2,520,741	$2,370,365

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$397,557	$181,469	$660,436	$570,505
Cost of goods sold	124,399	53,411	205,597	184,641
Gross profit	273,158	128,058	454,839	385,864

Operating expenses:
Selling, general and administrative expenses	1,136,408	1,011,289	2,141,299	2,017,923
Research and development	17,735	10,239	33,561	22,830

Total operating expenses	1,154,143	1,021,528	2,174,860	2,040,753

Loss from operations	(880,985)	(893,470)	(1,720,021)	(1,654,889)

Other income (expense)
Interest income	3	3	3	8
Interest expense	(179,816)	(211,216)	(357,323)	(423,748)
Total other income (expense)	(179,813)	(211,213)	(357,320)	(423,740)

Net loss	$(1,060,798)	$(1,104,683)	$(2,077,341)	$(2,078,629)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	85,388.588	58,253,159	81,803,910	56,487,308

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,077,341)	$(2,078,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	10,653	—
Depreciation	44,982	44,992
Amortization of right of use assets	8,385	—
Amortization of debt discounts	98,639	98,166
Stock issued for services	3,800	—
Options issued for services	15,572	30,703
Employee stock option compensation expense	98,994	133,683
Changes in assets and liabilities:
Accounts receivable	(168,559)	9,332
Inventories	(33,117)	(145,384)
Prepaid expenses and other current assets	70,513	49,375
Other assets	(2,250)	—
Accounts payable	111,780	84,279
Accrued expenses	300,431	299,323
Settlement accrual	—	(26,789)
Operating lease liability	(8,135)	—
Customer deposits	721	—
Deferred revenue	—	(6,667)
Net cash used in operating activities	(1,524,932)	(1,507,616)

Cash flows from Investing Activities
Purchases of equipment	(5,067)	(1,257)
Net cash used in investing activities	(5,067)	(1,257)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	—	210,555
Proceeds from sale of stock and warrants	1,525,000	1,115,000
Proceeds from sale of stock	84,000	—
Proceeds from advances on convertible line of credit with related parties	—	200,000
Payments on insurance finance contract	(53,398)	(43,539)
Net cash provided by financing activities	1,555,602	1,482,016

Net increase (decrease) in cash and cash equivalents	25,603	(26,857)
Cash and cash equivalents - beginning	43,888	151,184
Cash and cash equivalents - ending	$69,491	$124,327

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,382	$1,129
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$—	$9,661
Loan discount from warrants	$—	$9,661
Operating lease right of use assets and lease obligation	$50,313	$—
Stock issued for accrued interest	$719,631	$506,875

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the six months ended June 30, 2018 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Inventories

Inventories as of June 30, 2018 consisted of raw materials and finished goods in the amounts of $1,104,197 and $842,818, respectively.  As of June 30, 2018, the Company estimated that raw materials in the amount $960,960 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet.  As of June 30, 2018, the Company had approximately $41,342 of consignment inventory consisting of FireIce 561, FireIce Pro, FireIce HVOF and HDU Wand Kits held by five customers.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our payment terms are net 30 days for domestic sales with payments for most international sales being due upon delivery of products to the customer’s freight forwarder. We do not incur incremental costs obtaining purchase orders from our customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASU, resulted in no change to our results of operations or our balance sheet.

Leases

In connection with entering into a new lease agreement for our Wildland operations in Colorado, the Company elected to early adopt the provisions of ASU 2016-02, Leases. As such, the Company has recorded an operating lease right of use asset and an operating lease liability as of June 30, 2018.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At June 30, 2018, there were options to purchase 13,597,333 shares of the Company’s common stock, warrants to purchase 16,358,225 shares of the Company’s common stock and 18,514,067 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

The fair values of stock options and warrants granted during the period from January 1, 2018 to June 30, 2018 were estimated using the following assumptions:

Risk free interest rate	2.49% - 2.84%
Expected term (in years)	5.0 - 10.0
Dividend yield	––
Volatility of common stock	64.92% - 65.97%
Estimated annual forfeitures	––

New Accounting Pronouncements

No Accounting Standards Updates (ASUs) which were not effective until after June 30, 2018 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of June 30, 2018, the Company had an accumulated deficit and stockholders’ deficit of $54,197,032 and $4,389,154, respectively, and incurred losses from operations and net losses of $1,720,021 and $2,077,341, respectively, for the six months ended June 30, 2018 and used cash in operations of $1,524,932 during the six months ended June 30, 2018.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six months ended June 30, 2018, the Company received $1,609,000 from private placements with five accredited investors, including $625,000 from its chairman and principal shareholder and $900,000 in connection with a Stock Purchase Agreement with an accredited investor.

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

One convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. In connection with the modification, the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the six months ended June 30, 2018, the Company recorded interest expense of $5,089 related to the amortization of the note discounts related to the warrants. As of June 30, 2018, the balance of the unamortized discount related to the warrants was $25,725. In April 2018, the Company issued 612,457 shares of common stock in payment of accrued interest outstanding on the note as of March 31, 2018 in the amount of $128,616. As of June 30, 2018, the principal balance on this note is $1,000,000 and accrued interest amounted to $18,699.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

During the six months ended June 30, 2018, the Company has recognized interest expense of $93,550 related to the amortization of loan discounts. As of June 30, 2018, the principal balance of the advances was $5,895,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $236,460 and $236,460, respectively. In April 2018, the Company issued 2,370,690 shares of common stock in payment of accrued interest outstanding as of March 31, 2018 in the amount of $497,845. Accrued interest on the advances amounted to $110,228 as of June 30, 2018.

As of March 31, 2018, there remained accrued interest of $93,170 due related to a prior secured convertible note in the amount of $1,997,483 which was converted in September 2017.  In April 2018, the Company issued 266,201 shares of common stock in payment of the remaining accrued interest.

A summary of notes payable and related discounts as of June 30, 2018 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(25,725)	$974,275
Secured Convertible Line of Credit	5,895,000	(472,920)	5,422,080
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$6,895,000	$(498,645)	$6,396,355

NOTE 4 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

In June 2018, the Company’s shareholders approved increasing the authorized number of shares of common stock from 150 million to 200 million shares.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

During the six months ended June 30, 2018, the Company did not sell shares to Lincoln Park and the agreement expired in May 2018.

During the six months ended June 30, 2018, the Company issued 8,670,533 shares of common stock and two-year warrants to purchase 4,335,262 shares of common stock for $2.00 per share to two accredited investors in exchange for $1,525,000, including the issuance of 3,530,432 shares of common stock and 1,765,216 warrants to the Company’s chairman and principal shareholder in exchange for $625,000.

During the six months ended June 30, 2018, the Company issued 437,394 shares of common stock to three accredited investors in exchange for $84,000.

During the six months ended June 30, 2018, the Company issued 22,712 shares of common stock to consultants in exchange for consulting services rendered valued at $3,800, based upon the market price of our common shares on the grant date.

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

In April 2018, the Company issued 2,983,147 shares of common stock, with a fair market value of $626,461, to its chairman and principle shareholder in conversion of accrued interest of $626,461 as of June 30, 2018 on a $1 million secured convertible note and its $6 million secured convertible line of credit.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2018 to June 30, 2018, was $98,172 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2018, the total compensation cost for stock options not yet recognized was approximately $35,165.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the three months ended June 30, 2018 was $822.

During the six months ended June 30, 2018 the Company granted ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share to our national Sales Director. The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of five years, using the simplified method, and a risk-free rate of 2.49%. The calculated fair value, $11,918 was included in expense during the  months ended June 30, 2018.

During the six months ended June 30, 2018 the Company granted ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share in exchange for legal services. The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of ten years, the term of the warrants and a risk-free rate of 2.70%. The calculated fair value, $15,572 was recorded as prepaid expense and will be amortized over twelve months. For the six months ended June 30, 2018, $6,488 was amortized to expense.

During the six months ended June 30, 2018 the Company granted five-year options to purchase 100,000 shares of common stock at an exercise price of $0.25 per share to our  Director of Wildland and Soil2O. The options were valued with the Black-Scholes option pricing model using a volatility of 64.92% based upon the historical price of the company’s stock, a term of 5.5 years, using the simplified method, and a risk-free rate of 2.84%. The calculated fair value, $14,694 was included in expense during the six months ended June 30, 2018.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the six months ended June 30, 2018, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the six months ended June 30, 2018, two-year warrants to purchase 2,168,379 shares of common stock at $2.00 per share expired, all of which were held by our chairman and principal shareholder.

NOTE 5 – Related Party Transactions

During the six months ended June 30, 2018, the Company issued stock and warrants to its chairman and principal shareholder in exchange for cash as more fully described in Notes 3 and 4.

In August 2017, Company and an accredited investor (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Investor and our president and chairman were partners in a prior business. The Company will have the right to direct the investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the investor. The investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share. During the six months ended June 30, 2018, the Company issued 5,140,101 shares of common stock and two-year warrants to purchase 2,570,051 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $900,000 in connection with private placements.

NOTE 6 – Commitments and Contingencies

In February 2018, the Company entered into a two-year operating lease agreement for an office in Niwot, Colorado to better serve our Wildland fire customers. The lease began on March 1, 2018 and calls for 24 monthly payments of $2,250. In accounting for this operating lease, the Company elected to early adopt ASU 2016-02, Leases. As such, the Company calculated the fair value of the operating lease right of use asset and the operating lease liability, $50,313, by calculating the present value of the lease payments, discounted at 7.5%, the Company’s incremental borrowing rate, over the term of the lease, 24 months. Amortization of the operating lease right of use asset amounted to $8,385 for the six months ended June 30, 2018 and was included in operating expense.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

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

NOTE 7 – Revenue Recognition

The revenue that we recognize arises from purchase orders we receive from our customers. Our performance obligations under the purchase orders correspond to each shipment of product that we make to our customer under the purchase orders; as a result, each purchase order generally contains more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of our products transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to our product or when the customer assumes risk of loss of our product. The transfer of control generally occurs at a point of shipment from either our warehouse or our third-party fulfillment centers. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

When we receive a purchase order from a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the six months ended June 30, 2018, the total amount of freight recognized as revenue was $16,838.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

During the six months ended June 30, 2018, the Company received a deposit of $14,970 from a new distributor which was credited toward a purchase of $14,249 in June 2018, leaving a balance of $721.

If we continued to apply legacy revenue recognition guidance for the first six months of 2018, our revenues, gross margin, and net loss would not have changed. See Note 1—Revenue Recognition for the impact of our adoption of ASU No. 2014-09.

Revenue Disaggregation

We track our revenue by product. The following table summarizes our revenue by product for the three and six months ended June 30, 2018:

	For the Three	For the Six
	Months Ended	Months Ended
FireIce	$325,573	$554,354
Soil₂O	28,797	54,793
FireIce Shield	41,414	48,343
Other	1,773	2,946
Total	$$397,557	$660,436

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

NOTE 8 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018. As of June 30, 2018, there were no cash balances held in depository accounts that are not insured.

At June 30, 2018, one customer accounted for 44.7% of accounts receivable.

For the six months ended June 30, 2018, two customers accounted for 13.4% and 11.0% of sales.

Approximately 23.6% of revenues were generated from customers outside the United States during the six months ended June 30, 2018.

During the six months ended June 30, 2017, sales primarily resulted from three products, FireIce®, Soil₂O® and FireIce Shield® which made up 89.5%, 8.3% and 7.3%, respectively, of total sales. Of the FireIce® sales, 91.7% related to the sale of FireIce® products and 8.3% related to sales of the FireIce extinguishers and eductor equipment. Of the Soil₂O® sales, 27.9% related to traditional sales of Soil₂O® and 72.1% related to sales of Soil₂O® Dust Control. Of the FireIce Shield® sales, after factoring out a credit of $12,928 for FireIce Shield canisters returned by a distributor, 18.0% consisted sales of asset protection canisters and refills, 37.4% related to FireIce Shield® CTP units and products, and 42.8% consisted of sale of spray bottles for use by welders and plumbers.

Four vendors accounted for 23.4%, 14.7%, 12.2% and 10.9% of the Company’s approximately $233,000 in purchases of raw material, finished goods and packaging during the six months ended June 30, 2018.

NOTE 9 – Subsequent Events

In July 2018, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing its authorized shares of common stock from 150,000,000 to 200,000,000. The authorized shares on the consolidated balance sheet have been retrospectively restated to reflect this change.

In July 2018, the Company issued 47,525 shares of common stock to an accredited investor in exchange for $12,000.

In July 2018, the Company issued 9,379,473 shares of common stock to its chairman, president and principal shareholder upon the conversion of $2.5 million of Secured Convertible Notes (“Notes”).  The Notes were converted at prices ranging from $0.21 to $0.35 per share.  In connection with the conversion, the Company recorded a loss on conversion of $129,936 representing the remaining balance of unamortized discounts on the notes converted.  In addition to the conversion, the Company’s chairman, president and principal shareholder agreed to reduce the annual interest rate on the remaining Notes and a $1 million Secured Convertible Promissory Note from 7.5% to 5.0%. The remaining Notes are convertible at prices ranging from $0.35 to $0.82 per share.

Since July 1, 2018, the Company has issued 661,376 shares of common stock and two-year warrants to purchase 330,688 shares of common stock at an exercise price of $2.00 per share to its chairman, president and principal shareholder in exchange for $260,000.

Since July 1, 2018, the Company has issued 633,502 shares of common stock and two-year warrants to purchase 316,751 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $190,000.

In July 2018, the Company issued 20,000 shares in connection with the exercise of options by an employee in exchange for $3,596.

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

2018 Highlights

Thus far in 2018, we have added two additional customers to our Wildland line up, one in Texas and one in Oklahoma, and have set up three additional mixing bases, one each in Florida, Oregon and New Jersey. Our FireIce products were once again used to quickly bring under control a new flare-up of the continuing landfill fire in the Bahamas and have been used successfully in Saskatchewan and Oregon, plus the first ever use of our product in a National Park in Florida.

The Utility Division has initiated two additional pilot programs for FireIce extinguishers with electric utilities on the East Coast. Programs in the Utility Division continue to expand, with two new cities under one company’s umbrella in the process of starting an extinguisher program for their service vehicles. In addition, we processed a repeat order for FireIce to be used to fight manhole fires, with the Northeast electric utility we have been working with for the past five years.  In July 2018, we shipped the components for a building transformer room suppression system to an electric utility in Texas

We have engaged new distributors in Israel and Brazil, who have already placed initial purchases and started product demonstrations with their target clients in the Defense, Private Timber and Mining industries. We have executed new distribution agreements with two national distributors for our products specifically for the Cell Tower business and for Electric Utilities. In addition, we have added a new distributor for Electric Utilities in the Northwestern US.  We believe these additional distributors will improve our reach into these market segments and strengthen our resources to close deals in 2018.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Sales	$660,436	$570,505	$89,931	15.8%
Cost of Goods Sold	205,597	184,641	20,956	11.4%
Gross Profit	454,839	385,864	68,975	17.9%
Operating Expenses:
Selling General and Administrative	2,141,299	2,017,923	123,376	6.1%
Research and Development	33,561	22,830	10,731	47.0%
Loss from Operations	(1,720,021)	(1,654,889)	(65,132)	(3.9%)
Other Income (Expense)	(357,320)	(423,748)	66,425	15.7%
Net Loss	$(2,077,341)	$(2,078,629)	$1,288	0.1%

Sales

Sales of product during the six months ended June 30, 2018 (“YTD 2018”) consisted of $554,354 for FireIce® and related products, $54,793 for Soil₂O ® and $48,343 for FireIce Shield®.  FireIce® sales primarily consisted of $506,146 related to product sales primarily to wildland firefighting agencies and to fight a landfill fire in the Bahamas and $45,845 related to sales of extinguishers and eductors primarily to utilities. The Soil₂O ® sales consisted of sales of Soil₂O ® topical of $16,089 and sales of Soil₂O ® dust control of $39,525. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles of $22,938, FireIce Shield CTP units and product of $22,936, Fire Shield canisters and refills of $11,034 and FireIce Shield Welding Blankets of $855, which were partially offset by a net credit of $12,928 for canisters and refills due to return of product by one of our distributors. The increase in YTD 2018 sales as compared to 2017 sales is primarily related to an increase in sales to utilities and an increase in wildland fire activity.

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

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the increase in sales. Cost of sales as a percentage of sales was 31.4% for YTD 2018 as compared to 32.4% for the six months ended June 30, 2017 (“YTD 2017”). The future cost of sales as a percentage of sales is dependent on the sales mix but we expect it will be consistent with our historical cost of sales percentage.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses were related to increases in investor relations, compensation and benefits, insurance, sales and marketing and travel which was partially offset by decreases in equity-based compensation and professional fees.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Research and Development Expenses

The research and development expenses related primarily to initial research into potential new product applications.

Loss from Operations

The increase in loss from operations YTD 2018 as compared to YTD 2017 resulted from the higher operating expenses which were partially offset by the higher gross profit.

Other Income (Expense)

Other expense consisted of interest expense. The decrease in interest expense is due to the reduction of our outstanding debt from the conversion of a secured convertible note in the amount of $1,997,483 in September 2017.   We expect interest expense to continue to decrease as a result of the recent conversion of $2.5 million of convertible notes.

Net Loss

The slightly lower net loss in YTD 2018 resulted from the higher gross profit and lower other expense which were offset by the higher operating expense. Net loss per common share was $0.03 and $0.04, respectively, for YTD 2018 and YTD 2017. The weighted average number of shares outstanding YTD 2018 and YTD 2017 were 81,803,910 and 56,487,308, respectively.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Sales	$397,557	$181,469	$216,088	119.1%
Cost of Goods Sold	124,399	53,411	70,988	132.9%
Gross Profit	273,158	128,009	145,100	113.3%
Operating Expenses:
Selling General and Administrative	1,136,408	1,011,289	125,119	12.4%
Research and Development	17,735	10,239	7,496	73.2%
Loss from Operations	(880,985)	(893,470)	12,485	1.4%
Other Income (Expense)	(179,813)	(211,213)	31,400	14.9%
Net Loss	$(1,060,798)	$(1,104,683)	$43,885	4.0%

Sales

Sales of product during the three months ended June 30, 2018 (“2018 2nd Quarter”) consisted of $325,573 for FireIce® and related products, $28,796 for Soil₂O ® and $41,414 for FireIce Shield®.  FireIce® sales primarily consisted of $292,969 related to product sales primarily to wildland firefighting agencies and to fight a landfill fire in the Bahamas and $32,604 related to sales of extinguishers and eductors. The Soil₂O ® sales consisted of sales of Soil₂O ® topical of $76 and sales of Soil₂O ® dust control of $28,720. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles of $19,376, FireIce Shield CTP units and product of $13,111, FireIce Shield canisters and refills of $8,529 and FireIce Shield Welding Blankets of $396. The increase in 2018 sales as compared to 2017 sales is primarily related to an increase in product used to fight wildland fires in the Florida and Saskatchewan.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

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

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the decrease in sales. Cost of sales as a percentage of sales was 31.3% for the 2018 Quarter as compared to 29.4% for the three months ended June 30, 2017 (“2017 2nd Quarter”). The future cost of sales as a percentage of sales is dependent on the sales mix but we expect it will be consistent with the cost of sales percentage for the 2018 2nd Quarter.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses were related to increases in investor relations, compensation and benefits, insurance, sales and marketing and travel which was partially offset by decreases in professional fees and equity-based compensation.

Research and Development Expenses

The research and development expenses related primarily to initial research into potential new product applications.

Loss from Operations

The decrease in loss from operations in the 2018 2nd Quarter as compared to the 2017 2nd Quarter resulted from the higher gross profit which was only partially offset the higher SG&A and research and development costs.

Other Income (Expense)

Other expense during the 2018 2nd Quarter and the 2017 2nd Quarter consisted of interest expense. The decrease in interest expense is due to the reduction of our outstanding debt from the conversion of a secured convertible note in the amount of $1,997,483 in September 2017.  We expect interest expense to continue to decrease as a result of the recent conversion of $2.5 million of convertible notes.

Net Loss

The lower net loss for the 2018 2nd Quarter resulted from the higher gross profit and lower other expense which was only partially offset by the increase in operating expense. Net loss per common share was $0.01 and $0.02, respectively, for the 2018 Quarter and 2017 Quarter. The weighted average number of shares outstanding for the 2018 2nd Quarter and 2017 2nd Quarter were 85,388,588 and 58,253,159, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net cash used in operating activities	$(743,161)	$(683,039)	$(1,524,932)	$(1,507,616)
Net cash used in investing activities	(1,425)	––	(5,067)	(1,257)
Net cash provided by financing activities	664,785	682,719	1,555,602	1,482,016
Net increase (decrease) in cash	$(79,801)	$(320)	$25,603	$(26,857)

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Used in Operating Activities

Net cash used during the YTD 2018 resulted primarily from the net loss of $2,077,341 and an increase in accounts receivable and inventory of $168,559 and $33,117, respectively, which were partially offset by increases in accounts payable and accrued expenses of $111,780 and $300,431, respectively, equity-based compensation of $98,994, amortization of debt discounts of $98,639 and a decrease in prepaid expenses of $86,085.

Net cash used during the YTD 2017 resulted primarily from the net loss of $2,078,629 and an increase in inventories of $145,384.  These were partially offset by depreciation of $44,992, amortization of debt discount of $98,166, stock-based compensation of $133,693, increases in accounts payable and accrued liabilities of $84,279 and $299,323, respectively, and a decrease in prepaid expenses of $49,375.

Net Cash Used in Investing Activities

Net cash used in investing activities for the YTD 2018 consisted of purchases of furniture for the new Colorado office and in YTD 2017 consisted of computer hardware and software upgrades.

Net Cash Provided By Financing Activities

During the YTD 2018, the Company received $84,000 in exchange for the issuance of 437,394 shares of common stock in connection with private placements with four accredited investors. In addition, the Company issued 8,670,533 shares of common stock and two-year warrants to purchase 4,335,262 shares of common stock at an exercise price of $2.00 per share in exchange for $1,525,000 in connection with private placements with two accredited investors, including 3,530,432 shares and 1,765,216 warrants to its chairman and principal shareholder. The amounts received were used to make payments on insurance premium finance contracts of $53,398, as well as providing working capital.

During the YTD 2017, the Company received $1,115,000 in exchange for 4,604,706 shares of common stock and two year warrants to purchase 2,272,354 shares of common stock at an exercise price of $2.00 per share in connection with private placements with four accredited investors, including 2,063,069 shares and 1,031,536 warrants in exchange for $500,000 from its chairman and principal shareholder and received $200,000 from advances under the convertible line of credit facility from our chairman and principal shareholder.  In addition, the Company issued two-year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with the convertible line of credit advances. The Company also received $210,555 in exchange for 858,250 shares of common stock in connection with a stock purchase agreement with Lincoln Park. The amounts received were used to make payments on insurance premium finance contracts of $43,539 as well as providing working capital.

Historical Financings

Since January 1, 2018, the Company has received $84,000 in exchange for issuing 437,394 shares of common stock in private placements with four accredited investors, including 248,757 shares to an employee.

Since January 1, 2018 through the issuance date of this report, the Company has received $1,975,000 in exchange for the issuance of 9,965,411 shares of common stock and two-year warrants to purchase 4,982,706 shares of common stock for $2.00 per share in connection with private placements with two accredited investors, including $885,000 in exchange for 4,191,808 shares and 2,095,904 warrants from our chairman and principal shareholder.

In August 2017, the Company and Warren Mosler, a 10% shareholder, (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Company will have the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares will be the closing price of the Company’s common stock on the trading day immediately before the Company delivers its notice to the Investor. The Investor will not be obligated to make purchases under the Agreement if the price is above $0.50 per share. Since August 2017 to the filing date of this report, the Investor has purchased 9,684,501 shares for $1,765,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Liquidity and Capital Resource Considerations

As of August 13, 2018, we had approximately $170,000 in available cash.

In August 2015, GelTech signed a $10 million Stock Purchase Agreement with Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, GelTech had the right to sell, and Lincoln Park was obligated to purchase, up to $10 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 30-month period commencing on October 16, 2015. As of May 1, 2018, we were no longer able to sell shares to Lincoln Park under the Purchase Agreement and made no sales to Lincoln Park in 2018.

In July 2018, the Company issued 9,379,473 shares of common stock to its chairman, president and principal shareholder upon the conversion of $2.5 million of Secured Convertible Notes.   As of the filing date of this report, we have $4,395,000 of outstanding debt owed to Mr. Michael Reger all of which is due December 31, 2020.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Reger’s investments and the Investor Stock Purchase Agreement. If Mr. Reger were to cease providing us with working capital or our stock price were to increase above the $0.50 ceiling price in the Investor Stock Purchase Agreement or we are unable to generate substantial cash flows from sales of our products or complete financings, the Company may not be able to remain operational.

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

Other than the classification of inventory, reclassifying inventory not expected to be used within 12 months as a non-current asset, there were no material changes to our principal accounting estimates during the period covered by this report.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant (1)	June 2018	5,945 shares of common stock	Shares issued to a consultant for services rendered

Investors (1)	April 2018 through June 2018	312,394 shares of common stock	Private Placements with two accredited investors

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

GELTECH SOLUTIONS, INC.

August 14, 2018	/s/ Peter Cordani
Peter Cordani
Chief Executive Officer (Principal Executive Officer)

August 14, 2018	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 100 million shares of common stock	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 150 million shares of common stock	10-Q	2/16/16	3.1(b)
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 200 million shares of common stock				Filed
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.1(a)	Amendment to Secured Revolving Convertible Promissory Note Agreement – Reger	10-K	3/28/17	10.6(a)
10.2	Form of Director Option Agreement	10-K	3/28/17	10.12
10.3	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.4	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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