Form 10-Q
period 2018-09-30
GelTech Solutions, Inc.
filed 2018-11-13
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

Class	Outstanding at November 12, 2018
Common Stock, $0.001 par value per share	99,645,375 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash	$18,076	$43,888
Accounts receivable trade, net	356,729	77,700
Inventories	561,107	1,434,411
Prepaid expenses and other current assets	103,317	133,361
Total current assets	1,039,229	1,689,360

Furniture, fixtures and equipment, net	137,156	185,433
Operating right of use asset, net	35,638	—
Inventory not expected to be realized within one year	1,316,418	479,486
Deposits	18,336	16,086

Total assets	$2,546,777	$2,370,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$236,384	$133,303
Accrued expenses	221,076	634,791
Customer deposit	721	—
Operating lease liability – current portion	27,320	—
Insurance premium finance contract	49,543	63,364
Total current liabilities	535,044	831,458
Operating lease liability	8,861	—
Convertible notes - related party, net of discounts	976,862	969,186
Convertible line of credit – related party, net of discounts	3,088,055	5,328,530
Total liabilities	4,608,822	7,129,174

Commitments (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 98,808,163 and 74,914,703 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	98,808	74,915
Additional paid in capital	52,922,272	47,285,967
Accumulated deficit	(55,083,125)	(52,119,691)
Total stockholders' deficit	(2,062,045)	(4,758,809)

Total liabilities and stockholders' deficit	$2,546,777	$2,370,365

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$607,596	$383,595	$1,268,032	$954,100
Cost of goods sold	209,090	112,386	414,687	297,027
Gross profit	398,506	271,209	853,345	657,073

Operating expenses:
Selling, general and administrative expenses	1,042,127	1,028,948	3,183,426	3,046,871
Research and development	8,587	15,135	42,148	37,965

Total operating expenses	1,050,714	1,044,083	3,225,574	3,084,836

Loss from operations	(652,208)	(772,874)	(2,372,229)	(2,427,763)

Other income (expense)
Interest income	4	1	7	9
Loss on conversion of debt	(129,936)	—	(129,936)	—
Interest expense	(103,953)	(213,091)	(461,276)	(636,839)
Total other income (expense)	(233,885)	(213,090)	(591,205)	(636,830)

Net loss	$(886,093)	$(985,964)	$(2,963,434)	$(3,064,593)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding - basic and diluted	96,687,944	63,397,615	86,819,775	58,816,056

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,963,434)	$(3,064,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	10,653	11,116
Depreciation	63,344	68,229
Amortization of right of use assets	14,675	—
Amortization of debt discounts	137,265	148,306
Loss on conversion of debt	129,936	—
Options issued for services	—	30,703
Common stock issued for services	7,038	—
Stock option compensation expense	138,362	254,246
Changes in assets and liabilities:
Accounts receivable	(289,682)	(181,543)
Inventories	36,372	(210,762)
Prepaid expenses and other current assets	105,972	49,952
Accounts payable	83,081	114,038
Deferred revenue	—	1,583
Lease liability	(14,132)	—
Customer deposits	721	—
Other assets	(2,250)	—
Settlement accrual	—	(26,789)
Accrued expenses	325,915	461,270
Net cash used in operating activities	(2,216,164)	(2,344,244)

Cash flows from Investing Activities
Purchases of equipment	(15,067)	(17,209)
Net cash used in investing activities	(15,067)	(17,209)

Cash flows from Financing Activities
Proceeds from sale of stock under stock purchase agreement	—	210,555
Proceeds from sale of stock and warrants	2,180,000	1,921,000
Proceeds from issuance of stock	96,000	—
Proceeds from option exercise	3,596	—
Proceeds from advances on convertible line of credit with related parties	—	200,000
Payments on insurance finance contract	(74,177)	(63,877)
Net cash provided by financing activities	2,205,419	2,267,678

Net (decrease) in cash	(25,812)	(93,775)
Cash – beginning	43,888	151,184
Cash – ending	$18,076	$57,409

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,207	$2,315
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes	$—	$9,662
Loan discount from warrants	$—	$9,662
Options issued for legal services, recorded as prepaid expense	$15,572	$30,703
Recording right of use asset and related lease liability	$50,313	$—
Stock issued for accrued interest	$719,630	$506,874
Stock issued to convert debt	$2,500,000	$1,997,483
Prepaid insurance and related premium finance contracts	$60,356	$53,666

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the nine months ended September 30, 2018 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options and warrants granted for services, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Inventories

Inventories as of September 30, 2018 consisted of raw materials and finished goods in the amounts of $853,083 and $1,024,442, respectively.  As of September 30, 2018, the Company estimated that inventory including raw materials in the amount $,1,316,418 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet.  As of September 30, 2018, the Company had approximately $41,342 of consignment inventory consisting of FireIce 561, FireIce Pro, FireIce HVOF and HDU Wand Kits held by five customers.

Internal-Use Software

The Company capitalizes the cost of development of internal use software in accordance with ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software.  During the nine months ended September 30, 2018, the Company capitalized $10,000 paid for the development of its new website.

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

Leases

In connection with entering into a new lease agreement for our Wildland operations in Colorado, the Company elected to early adopt the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating lease right of use asset and an operating lease liability, both in the amount of $50,313.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2018, there were options to purchase 13,984,333 shares of the Company’s common stock, warrants to purchase 15,640,539 shares of the Company’s common stock and 9,134,594 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

The fair values of stock options and warrants granted during the period from January 1, 2018 to September 30, 2018 were estimated using the following assumptions:

Risk free interest rate	2.49% - 2.84%
Expected term (in years)	5.0 – 10.0
Dividend yield	––
Volatility of common stock	64.92% - 65.97%
Estimated annual forfeitures	––

New Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share based payments to non-employees with the accounting for share based payments to employees. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause a material change to our consolidated financial statements.

No other Accounting Standards Updates (ASUs) which were not effective until after September 30, 2018 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2018, the Company had an accumulated deficit and stockholders’ deficit of $55,083,125 and $2,062,045, respectively, and incurred losses from operations and net losses of $2,372,229 and $2,963,434, respectively, for the nine months ended September 30, 2018 and used cash in operations of $2,216,164 during the nine months ended September 30, 2018.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2018, the Company received $2,276,000 from private placements with five accredited investors, including $885,000 from its chairman and principal shareholder and $1,130,000 in connection with a Stock Purchase Agreement with an accredited investor.

Management believes that additional funding from its chairman and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

NOTE 3 – Convertible Note Agreements – Related Party

The Company currently has two debt facilities outstanding, both of them held by its chairman and principal shareholder.

One convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. In connection with the modification, the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the nine months ended September 30, 2018, the Company recorded interest expense of $7,676 related to the amortization of the note discounts related to the warrants. As of September 30, 2018, the balance of the unamortized discount related to the warrants was $23,138. In April 2018, the Company issued 612,457 shares of common stock in payment of accrued interest outstanding on the note as of March 31, 2018 in the amount of $128,616. As of September 30, 2018, the principal balance on this note is $1,000,000 and accrued interest amounted to $31,918.

In connection with the February 2015 debt modifications described above, the Company entered into a Secured Revolving Convertible Line of Credit Agreement for up to $4 million with its chairman and principal shareholder. On April 8, 2016, the Company and its chairman and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its chairman and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its chairman and principal shareholder, receive advances under the secured convertible line of credit. Each advance bore an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s chairman and principal shareholder two-year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

In July 2018, the Company issued 9,379,473 shares of common stock to its chairman and principal shareholder upon the conversion of $2.5 million of Secured Convertible Notes (“Notes”).  The Notes were converted at prices ranging from $0.21 to $0.35 per share.  In connection with the conversion, the Company recorded a loss on conversion of $129,936 representing the remaining balance of unamortized discounts on the notes converted. No gain or loss was recorded relating to the fair value of the shares exchanged because the debt was converted based upon the contractual terms of the Secured Notes. In addition to the conversion, the Company’s chairman, president and principal shareholder agreed to reduce the annual interest rate on the remaining Notes and a $1 million Secured Convertible Promissory Note from 7.5% to 5.0%. The remaining Notes are convertible at prices ranging from $0.35 to $0.82 per share.  Because the change in interest rates did not significantly affect the present value of the remaining debt it has been treated as a debt modification.

During the nine months ended September 30, 2018, the Company has recognized interest expense of $137,265 related to the amortization of loan discounts. As of September 30, 2018, the principal balance of the advances was $3,395,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $153,473 and $153,473, respectively. In April 2018, the Company issued 2,370,690 shares of common stock in payment of accrued interest outstanding as of March 31, 2018 in the amount of $497,845. Accrued interest on the advances amounted to $160,758 as of September 30, 2018.

As of March 31, 2018, there remained accrued interest of $93,170 due related to a prior secured convertible note in the amount of $1,997,483 which was converted in September 2017. In April 2018, the Company issued 266,201 shares of common stock in payment of the remaining accrued interest.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

A summary of notes payable and related discounts as of September 30, 2018 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(23,138)	$976,862
Secured Convertible Line of Credit	3,395,000	(306,945)	3,088,055
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$4,395,000	$(330,083)	$4,064,917

NOTE 4 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

In June 2018, the Company’s shareholders approved increasing the authorized number of shares of $0.001 par value common stock from 150 million to 200 million shares.  In July 2018, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation increasing the Company’s common stock to 200 million shares.

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

During the nine months ended September 30, 2018, the Company did not sell shares to Lincoln Park and the agreement expired in May 2018.

During the nine months ended September 30, 2018, the Company issued 10,722,776 shares of common stock and two-year warrants to purchase 5,361,384 shares of common stock for $2.00 per share to three accredited investors in exchange for $2,180,000, including the issuance of 4,191,808 shares of common stock and 2,096,904 warrants to the Company’s chairman and principal shareholder in exchange for $885,000.

During the nine months ended September 30, 2018, the Company issued 484,919 shares of common stock to three accredited investors in exchange for $96,000.

During the nine months ended September 30, 2018, the Company issued 31,022 shares of common stock to consultants in exchange for consulting services rendered valued at $5,600, based upon the market price of our common shares on the grant date.

In April 2018, the Company issued 266,201 shares of common stock, with a fair market value of $55,902 to our chairman and principle shareholder to convert accrued interest in the amount of $93,170, converted at $0.35 per share in connection with a secured convertible note agreement that was converted in September 2017. Because the shares were with a related party, the gain on conversion of $37,268 was recorded to paid in capital.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

In July 2018, the Company issued 20,000 shares in connection with the exercise of options by an employee in exchange for $3,596.

In June 2018, the Company issued 5,922 shares of restricted common stock to its National Sales Director as payment for commission in the amount of $1,438 in accordance with his employment agreement,

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2018 to September 30, 2018, was $137,129 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2018, the total compensation cost for stock options not yet recognized was approximately $83,569. This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of warrants to purchase the Company’s common stock, are valued at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees.” Stock based compensation to non-employees recognized for the three months ended September 30, 2018 was $1,233.

During the nine months ended September 30, 2018 the Company granted ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share to our national Sales Director. The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of five years, using the simplified method, and a risk-free rate of 2.49%. The calculated fair value, $11,918 was included in expense during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018 the Company granted ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share in exchange for legal services. The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of ten years, the term of the warrants and a risk-free rate of 2.70%. The calculated fair value, $15,572 was recorded as prepaid expense and will be amortized over twelve months. For the nine months ended September 30, 2018, $10,381 was amortized to expense.

During the nine months ended September 30, 2018 the Company granted five-year options to purchase 100,000 shares of common stock at an exercise price of $0.25 per share to our Director of Wildland and Soil2O. The options were valued with the Black-Scholes option pricing model using a volatility of 64.92% based upon the historical price of the company’s stock, a term of 5.5 years, using the simplified method, and a risk-free rate of 2.84%. The calculated fair value, $14,694 was included in expense during the nine months ended September 30, 2018.

In accordance with the 2017 Equity Incentive Plan, on July 1, 2018 the non-employee directors were granted ten year options to purchase 690,000 shares of common stock to non-employee directors at an exercise price of $0.285 per share. The options vest on June 30, 2019, subject to continued service as a director. The options were valued with the Black-Scholes option pricing model using an expected volatility of 65.76% based upon the historical price of the company’s stock, an expected term of 5.5 years using the simplified method, and a risk-free rate of 2.77%. The calculated fair value, $116,482, will be recorded as expense over the vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the nine months ended September 30, 2018, there were no warrants granted for settlements.

Warrants Issued for Cash or Services

During the nine months ended September 30, 2018, two-year warrants to purchase 2,168,379 shares of common stock at $2.00 per share expired, all of which were held by our chairman and principal shareholder.

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2018, the Company issued stock and warrants to its chairman and principal shareholder in exchange for cash as more fully described in Notes 3 and 4.

In August 2017, the Company and Warren Mosler, a 10% shareholder, (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Company had the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties can mutually agree to increase it in any calendar month). The price paid for the shares was the closing price of the Company’s common stock on the trading day immediately before the Company delivered its notice to the Investor.  Since August 2017 to the filing date of this report, the Investor has purchased 4,929,209 shares for $1,805,000.  Although the Investor is no longer required to invest at the Company’s direction, the Investor has continued to invest on terms identical to the terms provided for in the Stock Purchase Agreement.

NOTE 6 – Commitments and Contingencies

In February 2018, the Company entered into a two-year operating lease agreement for an office in Niwot, Colorado to better serve our Wildland fire customers. The lease began on March 1, 2018 and calls for 24 monthly payments of $2,250. In accounting for this operating lease, the Company elected to early adopt ASU 2016-02, Leases. As such, the Company calculated the fair value of the operating lease right of use asset and the operating lease liability, $50,313, by calculating the present value of the lease payments, discounted at 7.5%, the Company’s incremental borrowing rate, over the 24 month term. Amortization of the operating lease right of use asset amounted to $14,675 for the nine months ended September 30, 2018 and was included in operating expense.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

When we receive a purchase order from a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the nine months ended September 30, 2018, the total amount of freight recognized as revenue was $31,694.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

During the nine months ended September 30, 2018, the Company received a deposit of $14,970 from a new distributor which was credited toward a purchase of $14,249 in June 2018, leaving a balance of $721.

If we continued to apply legacy revenue recognition guidance for the first nine months of 2018, our revenues, gross margin, and net loss would not have changed. See Note 1—Revenue Recognition for the impact of our adoption of ASU No. 2014-09.

Revenue Disaggregation

We track our revenue by product. The following table summarizes our revenue by product for the three and nine months ended September 30, 2018:

	For the Three	For the Nine
	Months Ended	Months Ended
FireIce	$554,354	$1,108,720
Soil₂O	28,608	83,400
FireIce Shield	17,090	65,433
Other	7,544	10,479
Total	$607,596	$1,268,032

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

NOTE 8 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2018. As of September 30, 2018, there were no cash balances held in depository accounts that are not insured.

At September 30, 2018, three customers accounted for 30.1%, 16.4% and 10.9% of accounts receivable.

For the nine months ended September 30, 2018,two customers accounted for 10.2% and 13.8% of sales.

Approximately 18.0% of revenues were generated from customers outside the United States during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, sales primarily resulted from three products, FireIce®, Soil₂O® and FireIce Shield® which made up 87.4%, 6.6% and 5.2%, respectively, of total sales. Of the FireIce® sales, 75.8% related to the sale of FireIce® products and 23.5% related to sales of the FireIce extinguishers, eductor equipment and a utility transformer room suppression system. Of the Soil₂O® sales, 20.5% related to traditional sales of Soil₂O® and 79.5% related to sales of Soil₂O® Dust Control. Of the FireIce Shield® sales, 58.0% related to FireIce Shield spray bottles after factoring out a credit of $12,928 for FireIce Shield canisters returned by a distributor, 14.5% consisted of sales of asset protection canisters and refills and 35.6% related to FireIce Shield® CTP units and products.

Three vendors accounted for 21.1%, 19.3%, and 10.9% of the Company’s approximately $313,000 in purchases of raw material, finished goods and packaging during the nine months ended September 30, 2018.

NOTE 9 – Subsequent Events

Since October 1, 2018, the Company has issued 837,212 shares of common stock and two-year warrants to purchase 418,606 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $180,000.

On October 26, 2018, the Company’s Board of Directors appointed Mr. Michael Reger, the Company’s president and principal shareholder, as the Company’s Chief Executive Officer, replacing Mr. Peter Cordani who will remain as the Company’s Chief Technology Officer.

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

The Utility Division has initiated two additional pilot programs for FireIce extinguishers with electric utilities on the East Coast. Programs in the Utility Division continue to expand, with two new cities under one company’s umbrella in the process of starting an extinguisher program for their service vehicles. In addition, we processed a repeat order for FireIce to be used to fight manhole fires, with the Northeast electric utility we have been working with for the past five years.  During the three months ended September 30, 2018 we shipped and installed a building transformer room suppression system for an electric utility in Texas.

We have engaged new distributors in Israel and Brazil, who have already placed initial purchases and started product demonstrations with their target clients in the Defense, Private Timber and Mining industries. We have executed new distribution agreements with two national distributors for our products specifically for the Cell Tower business and for Electric Utilities. In addition, we have added a new distributor for Electric Utilities in the Northwestern US and one in Canada.  We believe these additional distributors will improve our reach into these market segments and strengthen our resources to close deals in 2018.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Sales	$1,268,032	$954,100	$313,932	32.9%
Cost of Goods Sold	414,687	297,027	117,660	39.6%
Gross Profit	853,345	657,073	196,272	29.9%
Operating Expenses:
Selling General and Administrative	3,183,426	3,046,871	136,555	4.5%
Research and Development	42,148	37,965	4,183	11.0%
Loss from Operations	(2,372,229)	(2,417,763)	55,534	(2.3%)
Other Income (Expense)	(591,205)	(636,830)	45,625	(7.2%)
Net Loss	$(2,963,434)	$(3,064,593)	$101,159	(3.3%)

Sales

Sales of product during the nine months ended September 30, 2018 consisted of $1,108,720 for FireIce® and related products, $83,400 for Soil2O® and Soil2O® Dust Control and $66,433 for FireIce Shield®. FireIce® sales consisted of $642,072 related to product sales to wildland firefighting agencies and the Bahamas and $45,726 related to sales of extinguishers and product to our municipal distributor and $290,835 related to product sales to industrial, biomass and electric utility customers and $129,000 for an electric utility transformer room suppression system. The Soil2O® sales consisted of sales of Soil2O® topical of $17,162 and sales of Soil2O® dust control of $66,238. Sales of FireIce Shield® consisted of sales of asset protection canisters, spray bottles and refills of $36,390 plus sales of FireIce Shield CTP systems and refills of $23,325.  Both FireIce® wildland sales and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October.  We anticipate FireIce Shield® sales to be less seasonal. We expect additional states to join our growing roster of wildland agencies using FireIce. In addition, our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the result of the increase in sales. Cost of sales as a percentage of sales was 32.7% for the nine months ended September 30, 2018 as compared to 31.1% for the nine months ended September 30, 2017. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the nine months ended September 30, 2018, but as always it is dependent upon the sales mix.

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses for the nine months ended September 30, 2018 resulted primarily from (1) an increase in salaries and employee benefits of $129,313 as a result of hiring a National Sales Director and an engineer plus higher commission expense due to the increase in sales, (2) an increase in investor relations expense of $52,724, (3) an increase in travel expense of $47,596 due to increased travel by sales personnel and (4) an increase in Facilities expense of $42,479 as a result of the opening of our Colorado office.  These increases were partially offset by a decrease in professional fees of $54,545 and a decrease in equity based compensation of $115,885 due to fewer options vesting during the nine months ended September 30, 2018.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 increased $4,183 as a result of our continued focus on sales of our existing products.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Loss from Operations

The decrease in loss from operations resulted from the higher gross profit partially offset by the increase in operating expenses as described above.

Other Income (Expense)

Other expense for the nine months ended September 30, 2018 consisted of interest expense of $461,276 and a loss on conversion of debt of $129,936.  Other expense during the nine months ended September 30, 2017 consisted of interest expense of $636,839.

Net Loss

The lower net loss for the nine months ended September 30, 2018 resulted from a higher gross profit, and lower other expense which was partially offset by higher operating costs as described above. Net loss per common share was $0.03 and $0.05, respectively, for the nine months ended September 30, 2018 and 2017. The weighted average number of shares outstanding for the nine months ended September 30, 2018 and 2017 were 86,819,775 and 58,816,056, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)
Sales	$607,596	$383,595	$224,001	58.4%
Cost of Goods Sold	209,090	112,386	96,704	86.0%
Gross Profit	398,506	271,209	127,297	46.9%
Operating Expenses:
Selling General and Administrative	1,042,127	1,028,948	13,179	1.3%
Research and Development	8,587	15,135	(6,548)	(43.3%)
Loss from Operations	(652,208)	(772,874)	120,666	(15.6%)
Other Income (Expense)	(233,885)	(213,090)	(20,795)	9.8%
Net Loss	$(886,093)	$(985,964)	$99,871	(10.1%)

Sales

Sales of product during the three months ended September 30, 2018 consisted of $554,366 for FireIce® and related products, $28,608 for Soil2O® and $16,725 for FireIce Shield®. FireIce® sales consisted of $329,293 related to product sales to wildland firefighting agencies and the Bahamas and $96,073 related to sales of extinguishers and product to our municipal distributor and to industrial, biomass and electric utility customers and $129,000 for an electric utility transformer room suppression system. The Soil2O® sales consisted of sales of Soil2O® topical of $300 and sales of Soil2O® dust control of $28,308. Sales of FireIce Shield® consisted primarily of sales of FireIce Shield spray bottles of $15,540. Both FireIce® and Soil2O® dust control sales are seasonal in nature with both peak seasons lasting from March through October. We anticipate that FireIce Shield® sales, FireIce Shield CTP sales and FireIce sales to utilities and other industrial customers will be less seasonal. Our FireIce Shield product is gaining acceptance with welders, plumbers and others working under flammable and hot conditions and our FireIce Shield CTP product is gaining acceptance with communication tower contractors.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the result of the increase in sales. Cost of sales as a percentage of sales was 34.4% for the three months ended September 30, 2018 as compared to 29.3% for the three months ended September 30, 2017, primarily due to differences in the product sales mix. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2018, but as always it is dependent upon the sales mix.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses for the three months ended September 30, 2018 resulted primarily from (1) an increase in salaries and employee benefits of 91,811 due to the increase in commissions as result of higher sales; and (2) an increase in travel expenses of $19,830 as a result of an increase in sales calls and product demonstrations and (3) an increase in facilities of $27,668 as result of the opening of an office in Colorado. These decreases were partially offset by (1) a decrease in professional fees of $34,906; and (2) a decrease of $81,196 in equity based compensation related to fewer option grants during the three months ended September 30, 2018.

Research and Development Expenses

The research and development expenses for the three months ended September 30, 2018 decreased from the prior year for the reason described above under Research and Development Expenses for the nine months ended September 30, 2018.

Loss from Operations

The decrease in the loss from operations for the three months ended September 30, 2018 resulted from the higher gross profit which was only partially offset by the slightly higher operating expenses as described above.

Other Income (Expense)

Other expense for the three months ended September 30, 2018 consisted of interest expense of $103,953 and a loss on conversion of debt of $129,936.  Other expense during the three months ended September 30, 2017 consisted of interest expense of $213,090.  Interest expense was lower in 2018 due to the debt conversions in September of 2017 and July 2018.

Net Loss

The lower net loss for the three months ended September 30, 2018 resulted from the higher gross profit which were partially offset by the slightly higher operating and other expenses as described above. Net loss per common share was $0.01 and $0.02, respectively, for the three months ended September 30, 2018 and 2017. The weighted average number of shares outstanding for the three months ended September 30, 2018 and 2017 were 96,687,944 and 63,397,165, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net cash used in operating activities	$(691,232)	$(836,628)	$(2,216,164)	$(2,344,244)
Net cash used in investing activities	(10,000)	(15,952)	(15,067)	(17,209)
Net cash provided by financing activities	649,817	785,662	2,205,419	2,267,678
Net decrease in cash	$(51,415)	$(66,918)	$(25,812)	$(93,775)

Net Cash Used in Operating Activities

Net cash used during the nine months ended September 30, 2018 resulted primarily from the net loss of $2,963,434, an increase in accounts receivable of $289,682, which were partially offset by the loss on conversion of debt of $129,936, stock- based compensation of $138,362, amortization of debt discounts of $137,265, increases in accrued liabilities of $325,915 and increases in accounts payable and prepaid expenses of $83,081 and $105,972, respectively.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Net Cash Used in Investing Activities

There were no major differences in net cash used in investing activities for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2018, the Company received $2,180,000 in exchange for 10,722,776 shares of common stock and two year warrants to purchase 5,274,432 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors. In addition, the Company issued 484,919 shares of common stock in exchange for $96,000 in connection with private placements with three accredited investors and issued 20,000 shares of common stock in exchange for $3,596 in connection with the exercise of options by an employee. The amounts received were used to make payments on insurance premium finance contracts of $74,177, as well as providing working capital.

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

Historical Financings

Since January 1, 2018, the Company has received $96,000 in exchange for issuing 484,919 shares of common stock in private placements with three accredited investors, including 248,757 shares to an employee.

Since January 1, 2018 through the issuance date of this report, the Company has received $2,360,000 in exchange for the issuance of 11,609,988 shares of common stock and two-year warrants to purchase 5,693,038 shares of common stock for $2.00 per share in connection with private placements with three accredited investors, including $885,000 in exchange for 4,191,808 shares and 2,095,904 warrants from our chairman, chief executive officer and principal shareholder.

In August 2017, the Company and Warren Mosler, a 10% shareholder, (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018. The Company had the right to direct the Investor to purchase up to $150,000 of shares in any calendar month. The price paid for the shares was the closing price of the Company’s common stock on the trading day immediately before the Company delivered its notice to the Investor. Since August 2017 to the filing date of this report, the Investor has purchased 10,695,626 shares for $1,985,000. Although the Investor is no longer required to invest at the Company’s direction, the Investor has continued to invest on terms identical to the terms provided for in the Stock Purchase Agreement.

Liquidity and Capital Resource Considerations

As of November 12, 2018, we had approximately $25,000 in available cash.

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

In July 2018, the Company issued 9,379,473 shares of common stock to its chairman, president and principal shareholder upon the conversion of $2.5 million of Secured Convertible Notes. As of the filing date of this report, we have $4,395,000 of outstanding debt owed to Mr. Michael Reger all of which is due December 31, 2020 and bears annual interest of 5%.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Reger’s and the Investor’s investments. If either Mr. Reger or the Investor were to cease providing us with working capital or we are unable to generate substantial cash flows from sales of our products or complete financings, the Company may not be able to remain operational.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below:

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	July 11, and August 28, 2018	630,977 shares of common stock and two year warrants to purchase 291,726 shares at $2.00 per share	Private Placements with one accredited investor

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

GELTECH SOLUTIONS, INC.

November 13, 2018	/s/ Michael Reger
Michael Reger
Chief Executive Officer (Principal Executive Officer)

November 13, 2018	/s/ Michael Hull
Michael Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 100 million shares of common stock	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 150 million shares of common stock	10-Q	2/16/16	3.1(b)
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 200 million shares of common stock	10-Q	8/14/18	3.1(c)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.1(a)	Amendment to Secured Revolving Convertible Promissory Note Agreement – Reger	10-K	3/28/17	10.6(a)
10.2	Form of Director Option Agreement	10-K	3/28/17	10.12
10.3	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.4	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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