Form 10-K
period 2018-12-31
GelTech Solutions, Inc.
filed 2019-03-28
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.3 million based on the June 30, 2018 closing price of $0.28 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 108,568,011 shares outstanding as of March 28, 2019.

PART I

ITEM 1. BUSINESS

GelTech Solutions, Inc. (“GelTech” or the “Company”) is a Delaware corporation organized in 2006. Our current business model is focused on the following environmentally friendly products:

•

FireIce® products – a line of fire suppression and fire retardant products and the equipment used for their varied applications, including the Emergency Manhole FireIce Delivery System (“EMFIDS”). FireIce® is believed to be the only fire suppressing agent currently available that is able to fully extinguish a lithium ion battery in full runaway and not have the battery reignite.

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

•

Manufacturers and large users of lithium ion batteries.

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

Industry Segments

Wildland Agencies

The United States Forest Service (the “Forest Service”) operating under the Department of Agriculture and the Department of the Interior are responsible for protecting most federal lands from wildland fires. For their fiscal year ending September 30, 2019, approximately $4.8 billion has been appropriated to the Forest Service and the Department of the Interior for the purpose of protecting federal lands from wildland fires, which includes approximately $1.2 billion to be used in the suppression of wildland fires.

FireIce® is used to combat wildland fires in several ways. Our product is dropped from airplanes either directly on wildland fires to extinguish them or it is dropped in the path of an advancing wildland fire to create a firebreak or to protect property. Aerial applications utilize FireIce® which is offered in several colored variations, designed to be visible from the air. Two of the colorants, a Fugitive Orange (Sunset Orange) and a Fugitive Blue (Cool Blue) are on the Forest Service Qualified Product List (“QPL”). The colored products are designed specifically for wildland applications, and compete with existing long-term retardant products that are on the market. In addition, wildland firefighters can use our non-colored FireIce®561 product to fight wildland fires on the ground or in direct attack from the air.

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

In addition, since 2014, FireIce® has been used by state agencies to suppress wildland fires in 18 states, and has been used by provincial agencies in two provinces in Canada. During 2018, sales to wildland agencies accounted for approximately 43.2% of our revenues.

The FireIce HVO-F product, which is not on the QPL List, is currently being used by state and provincial agencies is a formulation that includes the product, FireIce 561 that is listed on the QPL, plus additional compounds to improve the visibility and performance of the product. The FireIce HVO-F product produced by the Company is a next generation line of product which is superior to FireIce 561, the Company’s QPL listed product formulation.

In December 2018, the Company entered into a new collection agreement with the Forest Service under which the Company is submitting a new mixed colored product for inclusion on the QPL list.  The Forest Service has agreed to test the new formulation on an expedited basis and, upon the successful completion of certain toxicity testing, will allow this new product to be used to combat wildland fires on federal land on an experimental basis until such time as the remainder of their testing can be completed. This would allow our new product to be used on federal land beginning in the summer of 2019.

In 2018, in an effort to broaden our product offerings to the wildland market, the Company became a distributor of FireIce Polar Eco-fom, a Class A foam that is currently listed on the QPL and is manufactured in Sweden. During 2018, sales of FireIce Polar Eco-Fom accounted for approximately 1.1% of our revenues.

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

In September 2015, the Company entered into an exclusive distribution agreement with FireIce Solutions, LLC (“FireIce Solutions”) to sell FireIce® and its related equipment to municipal fire departments and first responders in the United States. GelTech waived the minimum purchase requirements for year one and two in order for FireIce Solutions to maintain its exclusivity.  In September 2018, the Company informed FireIce Solutions that they failed to meet the minimum sales required to maintain their exclusivity.  As such FireIce Solutions remains a distributor but on a nonexclusive basis.  During 2018, sales of FireIce® and FireIce Shield® to this distributor represented 10.5% of our revenues.

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

We have performed research and development in conjunction with three Northeastern utility companies (“Northeast Utilities”), to develop a preferred solution to combat or prevent fires in underground utility structures (manholes). This led to the development of the EMFIDS and EMFIDS II (collectively, the “EMFIDS”) which are innovative systems designed to deliver a mixture of FireIce® and water into a manhole. This stream of FireIce® and water is intended to coat the ladder and the utility worker in the event of an incident involving an explosion or fire in the manhole while utility workers are performing routine repairs or maintenance. The unit has been designed by GelTech to be quickly set up and disassembled by utility crews. EMFIDS delivers FireIce® from custom designed strategically located spray nozzles. The FireIce® and water mixture is contained in a pressurized tank which is mounted to the utility company’s maintenance vehicle and is connected to the unit by one hose; that connects to the spray device which is deployed inside the manhole. EMFIDS can be activated either manually by pressing an activation button on the control panel located in the maintenance vehicle, automatically by either a heat sensor located near the opening to the manhole or an arc sensor positioned inside the manhole. Once activated, the system is designed to deliver FireIce® continuously for at least one minute. The main purpose of EMFIDS is to maintain the integrity of the ladder in the manhole and to coat the utility worker with FireIce®, providing the worker the opportunity to escape the manhole thereby improving the worker’s chance for survival. We sold one of these units in 2018 and have begun marketing the EMFIDS II units to other utility companies.

During 2018, working with an electric utility company in Texas, the Company developed and installed two fire suppression systems that were installed in the transformer rooms in a high-rise condo building. Much of the utility industry’s transformer infrastructure is nearing the end of the planned useful life of the equipment.  As such, they are looking for ways to extend the lives of this equipment without sacrificing safety.  Consequently, we anticipate installing more of these suppression systems in the future.

Revenues from the utilities industry amounted to 24.3% of revenues during 2018.

Other Industries

Due to its environmentally friendly and nontoxic characteristics, FireIce® is uniquely suited to suppress and retard fires related to biomass and agricultural stockpiles that routinely spontaneously combust and easily spread.  FireIce® can be sprayed directly on these fires to extinguish them and can be used to protect adjacent stockpiles. As this is a new market for our products, we are encouraged by the initial response from customers.  Sales to these entities made up 6.5% of revenues during 2018.

In March 2018, the Company provided product in support of the Bahamian government in connection with the flareup of a landfill fire.  Using our product and ground tactics, the Company trained the Bahamians to use during a 2017 fire, the fire was once again brought under control. We see landfill fires as a potential new source of revenue as many countries throughout the world have difficulty managing these facilities.  Revenue from this event made up 2.2% of revenues during 2018.

In 2017, we identified that FireIce® fire retardant is capable of fully extinguishing lithium ion batteries that are in full thermal runaway.  Thermal runaway occurs when plastic casing allows air into the battery causing the lithium to ignite.  Because most battery pack configurations consist of numerous individual lithium-ion cells, the heat from one cell catching fire generally creates a chain reaction causing all of the cells to ignite.  FireIce® is able to coat the cells, depriving them of the oxygen needed for combustion and also immediately cools the affected cells reducing the potential impact on unaffected cells.  We believe this will open new markets for our product with the proliferation of electric automobiles and trucks, as well as with companies that use large banks of batteries as backup power or as energy storage facilities.

FireIce Shield®

In 2015, we began selling an asset protection product under the name FireIce Shield®. The initial product offering under this line is being marketed to plumbers and welders who use the product to protect areas in close proximity to welding or soldering.  In 2016, we began selling our FireIce Shield spray bottles in an 80-store plumbing supply chain in the Northeast through FireIce Solutions. Sales of this product in 2018 represented 3.0% of total revenues.

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

In September 2017, the largest contractor for communication tower maintenance, Sabre Industries, began requiring the use of FireIce Shield CTP beginning December 1, 2017. Despite this requirement, adoption of the CTP system and product has been slower than expected. During the year ended December 31, 2018, revenue from sales of FireIce Shield CTP units and product represented 1.8% of revenue.

Industrial Manufacturing Applications

For the past few years we have been working with several industrial companies that manufacture products that are either flammable during the manufacturing process or that utilize manufacturing processes that create a high probability of fire during production.  These companies have shown an interest in the use of FireIce® for the suppression and FireIce Shield® to prevent fires in areas prone to frequent fires. Sales to industrial customers represented 1.3% of revenues in 2018.

Sales and Marketing

We market and sell FireIce® and FireIce Shield® through FireIce Solutions, our non-exclusive municipal distributor, through other fire equipment distributors, online and direct marketing, wildland fire industry conferences and through our sales staff members who call on potential customers and respond to inquiries.  In addition, we added a new distributor in California that has already made inroads and sales to the California Parks department.

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

•

FireIce is the only suppression agent capable of fully extinguishing a lithium-ion battery in thermal runaway and preventing reignition.

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

National Foam, part of the Kidde Fire Fighting organization, is a manufacturer of foam concentrate, foam proportioning systems, fixed and portable foam firefighting equipment, monitors, nozzles and specialized big flow pumping solutions. National Foam has historically been at the forefront of foam firefighting and fire control technology and is the acknowledged world leader in providing foam-based solutions. National Foam has significant financial resources and is part of a large firefighting company conglomerate. Thus, it has significantly more financial, marketing and sales resources than we do.

Thermo-Gel® provides the firefighting industry with a product that can be used for structure protection, exposure protection, defensible perimeters and wet lines. This product consists of superabsorbent polymers-polyacrylamide and sodium polyacrylate, mineral oil, and surfactants, and is supplied as a liquid concentrate which is mixed in an eductor. It requires expensive specialized equipment to use. Thermo-Gel is used in fighting active fires, wildland fires, prescribed burns, aviation applications, and in the protection of all types of structures from homes to commercial and industrial investments. This product has been approved by the Forest Service. In addition to the expense of the equipment needed to use the product, ThermoGel also requires frequent agitation to remain usable, has poor drop characteristics, requires a 30-minute hydration time and is difficult to clean off of aircraft, mixing equipment and airport tarmacs.

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

Utility workers perform maintenance on underground vault systems throughout the year. As such, demand for EMFIDS II should be year-round, however there may be some seasonality based upon utility capital budgeting cycles. The occurrence rate for manhole fires is highest in the summer and winter months during periods of peak demand for electricity.

Dust Control

Industry Overview

Dust control is vital to several industries including agriculture, construction, mining and transportation. In response to the level of dust emissions from agricultural, mining and other industries, the Environmental Protection Agency (the “EPA”), issued proposed rules titled National Ambient Air Quality Standards for Particulate Matter which were published in the Federal Register on June 29, 2012. These proposed rules reduce the amount of allowable dust released in the air by one-half. According to the EPA’s website, dust accounts for over 25% of particle matter smaller than 2.5 micrometers in diameter, which are the major cause of reduced visibility or haze in parts of the U.S., and it accounts for over 78% of particle matter smaller than 10 micrometers in diameter, which causes respiratory related health issues. Dust also causes environmental damage such as acid rain, increased acidity in lakes and streams, depletion of nutrients in the soil and damage to sensitive forests and farm crops. In terms of agriculture, the U.S. Department of Agriculture (“USDA”) estimates the total annual cost of soil erosion from agriculture in the U.S. is about $44 billion per year. According to the Global Education Project, nearly one-third of the world’s cropland has been abandoned because of soil erosion and degradation over the past 40 years.

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

Sales and Marketing

We began sales of Soil₂O® “Dust Control” in Southern California in March 2011 and currently have one full-time employee based in Florida  responsible for selling the product, focusing on dust control for rural unpaved roads, construction sites, agricultural applications and most recently solar farms.

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

Sales of dust control products accounted for 5.5% of revenues during 2018.

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

There are a few niche dust control products in the marketplace. The main and most widely used product is Magnesium Chloride (“MagChloride”). MagChloride has a hygroscopic quality which has the ability to absorb moisture from the air, controlling the number of small particles which become airborne. MagChloride still needs many laps with a water truck to keep it hydrated and working. After just a few applications, our “Dust Control” product helps to limit the times a water truck is needed, saving fuel, labor costs, and thousands of gallons of water per day.

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

The Product

We market two distinct versions of Soil₂O®: a unique, topically applied version, called Soil₂O® Topical, and a long-term version called Soil₂O® Granular, that is applied prior to planting. Soil₂O® Topical is a fine particle blend that is mixed with water and is for use on existing grass and landscaping and can be applied using any type of spray rig or backpack sprayer. Soil₂O® Granular has been formulated to be tilled into the top four to six inches of the soil to assist in replacing and replanting of grass, including sodding and seeding, and is also recommended to be used during the planting of trees, shrubs, and annuals. Soil₂O® Granular is appropriate for planting situations in which the grass is not already established. We are now selling both versions to our distributors which are marketing the products to the agricultural and other markets.

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

•

In 2019, we began marketing Soil₂O® Golf which can also be beneficial for lawns and sod by improving germination and promoting regular even growth of lawns. This is especially useful for turf farms, golf courses and grass in parks and gardens.

•

Soil₂O® can be effective in agriculture, particularly in commercial farming. By storing water for later release as the soil becomes drier, Soil₂O® delays wilting and makes it possible for certain plants to become better established while waiting for rain or irrigation to begin.

•

By absorbing fertilizer, Soil₂O® and Soil₂O® Golf reduces the amount that runs out of the soil and makes it available to the plants for a longer period of time.

•

Soil₂O® can be used in the planting of trees, bushes and saplings by enhancing root development and reducing mortality rates due to transplant shock.

•

Soil₂O® can keep plants, trees and cut flowers hydrated and thereby facilitate their transportation over long distances.

We believe that the water scarcity in the U.S. has created an opportunity to demonstrate to governments that Soil₂O® can provide a solution for the agricultural market in areas where farmers use irrigation to water crops. In addition, the agriculture market has a substantial problem related to fertilizer and nutrient leaching. Soil₂O® has been shown to be successful in retaining fertilizer and nutrients at the root level, thus reducing leaching.

Sales and Marketing

GelTech has focused its marketing efforts for Soil₂O®, Soil₂O® Golf and Granular to applications for agriculture, golf courses and commercial landscapers. Golf course superintendents find the product works well on berms and around sand traps where water run-off is an issue. Commercial landscapers use our granular product to improve growth and reduce plant mortality for new plantings.

During 2018, Soil₂O® accounted for 0.9% of our revenue.

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

Seasonality

We anticipate that sales of Soil₂O® and Soil₂O® Golf will be higher during the spring and summer quarters. However, we do not expect as much seasonality in the Southeastern areas that generally experience year-round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. We also believe a demand may be higher in areas where drought conditions persist.

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

•

U.S. patent, Patent No. D649,294  – Firehose Eductor;

•

U.S. patent application, Serial No. 62/064,011 – Battery Storage Device and Method of Manufacture;

•

U.S. patent, Patent No. 9,993,672 – Method and Device for Suppressing Electrical Fires in Underground Conduits;

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

•

U.S. patent, Patent No. D684,662 – Firehose Handheld Eductor Nozzle;

•

U.S. patent, Patent No. 9,511,246 – Method and Apparatus for Treating Underground Conduits;

•

U.S. patent, Patent No. 9,993,672 – Method and Device for Suppressing Electrical Fires in Underground Conduits;

•

U.S. patent, Patent No. 8,833,476 – Method and Apparatus for Extinguishing Fires;

•

U.S. patent, Patent No. 9,649,518 – Wind Turbine Fire Suppression System;

•

U.S. patent application, Serial No. 62/345,504 – Fire Suppression for Electric Transformer Box;

•

U.S. patent application, Serial No. 62/008,525 – Colorized Fire Extinguishing Compounds;

•

U.S. patent application, Serial No. 29/601,726 – Cellular Phone Fire Suppressant Case;

•

U.S. patent, Patent No. 9,938,766 – Device for Distribution of Fire Suppressant;

•

U.S. patent application, Serial No. 14/682,542 – Fire Suppression Packaging; and

•

U.S. patent, Patent No. 9,4216,308 – Method of Extinguishing Underground Electrical Fires.

We continue to develop potential new products. We recently filed new patent applications, some of which are to improve our existing technologies and others are for new products.

We claim trademark rights to the following marks. Federal trademark applications are on file with the United States Trademark Office:

•

GelTech Solutions®

•

FireIce®

•

Soil₂O®

•

FireIce Shield®

•

ChargeSafe®

Employees

As of March 26, 2019, we had 20 full-time employees.   We hire independent contractors on an “as needed” basis only.  None of our employees are subject to collective bargaining agreements. We believe that our employee relationships are satisfactory.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located in Jupiter, Florida. We lease our office on a month-to-month basis at a monthly rental fee of $9,823.

Beginning March 1, 2018, the Company leases office space in Niwot, Colorado under a two-year lease with a monthly rental fee of $2,250.

If we were required to move either office, we believe that there is a large supply of commercial property available in the general areas, which we could lease at comparable prices.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “GLTC”. Our common stock last traded at $0.174 on March 27, 2019. As of that date there were approximately 250 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Investor (1)	December 2018	102,670 shares of common stock for total purchase price of $20,000.	Sale to an accredited investor

————————

(1)

Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to an accredited investor and there was no general solicitation.

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

Overview

GelTech Solutions, Inc. (“GelTech” or the “Company”) generates revenue primarily from marketing products based around the following four product categories (1) FireIce®, a water enhancing powder that can be utilized both as a fire suppressant in wildland and urban firefighting, including fires in underground utility structures, and in wildland firefighting as a medium-term fire retardant to protect wildlands, structures and firefighters; (2) FireIce Shield®, a line of products used in a variety of industries to protect assets from heat and fire; (3) Soil2O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction, mining, as well as, other industries that deal with daily dust control issues and (4) Soil2O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers. The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System (“EMFIDS”), an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildland fires.

2018 Highlights

In 2018, we added two additional customers to our Wildland line up, one in Texas and one in Oklahoma, and set up three additional mixing bases, one each in Florida, Oregon and New Jersey. Our FireIce products were once again used to quickly bring under control a new flare-up of the continuing landfill fire in the Bahamas and have been used successfully in Saskatchewan and Oregon, plus the first ever use of our product in a National Park in Florida.

The Utility Division has initiated two additional pilot programs for FireIce extinguishers with electric utilities on the East Coast. In addition, we processed a repeat order for FireIce to be used to fight manhole fires, with the Northeast electric utility we have been working with for the past five years.  In September 2018, we shipped and installed a building transformer room suppression system for an electric utility in Texas.

We have engaged new distributors in Israel and Brazil, who have already placed initial purchases and started product demonstrations with their target clients in the Defense, Private Timber and Mining industries. We have executed new distribution agreements with two national distributors for our products specifically for the Cell Tower business and for Electric Utilities. In addition, we have added a new distributor for Electric Utilities in the Northwestern US and one in Canada.  We believe these additional distributors will improve our reach into these market segments and strengthen our resources to close deals in 2019.

GelTech has received inquiries and started projects with several major companies including companies who sell vehicle fire suppression systems or use or manufacture lithium batteries in large configuration systems, such as personal vehicles, energy storage, mass transportation and large recharging systems.  Because FireIce can effectively cool, suppress and remain non-toxic over 5000 degrees F, we expect to continue to work with and be utilized in these applications. With these new inquiries, we have the opportunity to greatly capitalize on our already completed R&D with little additional expense.

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

Revenue Recognition

Effective January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC“) Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”) under which revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer. We exclude sales, use, value-added, and other taxes we collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To meet the requirements of the New Revenue Standard and accurately present the consideration received in exchange for promised products or services, we applied the prescribed five-step model outlined below:

1. Identification of a contract or agreement with a customer

2. Identification of our performance obligations in the contract or agreement

3. Determination of the transaction price

4. Allocation of the transaction price to the performance obligations

5. Recognition of revenue when, or as, we satisfy a performance obligation

See Notes 2 and 11 to the Financial Statements beginning on page F-1 for the year ended December 31, 2018, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

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

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017.

The following tables set forth, for the periods indicated, results of operations information from our Consolidated Financial Statements:

	Year Ended December 31,		Change	Change
	2018	2017	(Dollars)	(Percentage)

Revenues	$1,450,938	$1,151,176	$299,762	26.0%
Cost of Goods Sold	509,004	386,330	122,674	31.8%
Gross Profit	941,934	764,846	177,088	23.2%
Operating Expenses:
Selling General and Administrative	4,221,680	4,060,215	161,465	4.0%
Research and Development	49,208	48,301	907	1.9%
Loss from Operations	(3,328,954)	(3,343,670)	14,716	0.4%
Other Income (Expense)	(685,003)	(818,095)	133,092	(16.3)%
Net Loss	$(4,013,957)	$(4,161,765)	$147,808	3.6%

Revenue in 2018 consisted primarily of sales of FireIce®, Soil₂O® and FireIce Shield® amounting to $1,277,138, $93,359 and $69,963, respectively. Revenue in 2017 consisted of sales of FireIce®, Soil₂O® and FireIce Shield amounting to approximately $848,445, $137,592 and $160,903, respectively.

During 2018, we increased the number of wildland agencies using our products, translating to an increase in revenues.  A significant portion of FireIce revenue was generated from providing equipment and personnel on three separate mobile mixing locations in Oregon and Northern California.  In addition, our utility FireIce sales were impacted by the installation of two transformer room suppression systems in Texas. We anticipate that our revenues from both FireIce® and Soil₂O® will increase in 2018 due to additional state forestry agencies using FireIce®, additional base equipment and support services, and additional transformer room suppression systems, and an increase in the number of utility companies using FireIce® and its related equipment offerings such as the EMFIDS system, expected increased sales of Soil₂O® Dust Control and Soil₂O® Topical and Granular as result of  renewed interest in these products being cultivated by a new distributor.

Cost of Goods Sold

The change in our cost of goods sold is consistent with the sales mix from product sales. We expect that our cost of sales will follow the same trend as our revenues in 2019.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses resulted in the following major expense categories:

Compensation and Benefits – Compensation increased $161,234 due to the addition of full-time engineer, an increase in commissions as a result of the increase in revenues and an increase in health care expenses as more people were covered under our plan.

Travel expense – Travel expense increased $48,324 as a result of the addition of our National Sales Manager plus added Wildland travel as a result of the base support services.

Investor Relations – Investor relations expense increased $43,478 as we re-engaged with our investor relations to provide additional services.

 General and Administrative – G &A expense increased $35,549 primarily as a result of higher shipping costs related to positioning product for Wildland customers.

These selling, general and administrative expense increases were partially offset by decreases in the following major expense categories:

Professional Fees – Professional fees decreased $79,615 as a result of a reduction in general legal expense and a reduction in the legal cost of trademark and patent applications and renewals.

Equity-based Compensation – Equity based compensation decreased $107,662 as a result of a decrease in the number of options granted to executive officers in 2018 and a reduction in the number of options vesting during the year.

Research and Development Costs

Research and development costs for 2018 were $49,208 as compared to $48,301 during 2017.  We expect that these costs will be approximately the same in 2019 as we look to focus on marketing our existing products as opposed to developing new products.

Other Income (Expense)

Net other expense for 2018 amounted to $685,003, consisting of interest expense of $555,075 and a loss on conversion of debt of $129,936. Net other expense for 2017 consisted almost entirely of interest expense of $818,095.

Net Loss

The decrease in the net loss in 2018 was the result of the higher revenues and gross profit and lower other expense which was partially offset by an increase in operating expense. Net loss per common share was $0.04 for 2018 as compared to a net loss per common share of $0.07 for 2017. The weighted average number of shares outstanding was 100,538,564 and 62,214,583 for 2018 and 2017, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Year Ended December 31,
	2018	2017

Net cash used in operating activities	$(3,043,727)	$(3,082,347)
Net cash used in investing activities	(17,567)	(23,369)
Net cash provided by financing activities	3,087,215	2,998,420
Net increase (decrease) in cash and cash equivalents	$25,921	$(107,296)

Net Cash Used in Operating Activities

In 2018, net cash used in operating activities resulted from our net loss, an increase in accounts receivable and inventory were partially offset by equity-based compensation and warrants issued for services.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $174,163, an increase in accrued expenses, primarily interest, of $381,305 and an increase in accounts payable of $61,652.

In 2017, net cash used in operating activities resulted from our net loss and an increase in inventory which were partially offset by equity-based compensation.  Other major factors that impacted the cash used in operations were the amortization of discounts on convertible notes of $198,442 and an increase in accrued expenses, primarily interest, of $619,884.

Net Cash Used in Investing Activities

Cash flows used in investing activities in 2018 amounted to $17,567 consisting of investments in vehicles and airbase equipment in support of our wildland operations.

Cash flows used in investing activities in 2017 amounted to $23,369 consisting of investments in computer and office equipment upgrades.

Net Cash Provided By Financing Activities

During 2018, GelTech received $3,060,000 from the sale of common stock and warrants to accredited investors in private placement transactions, including $965,000 from the sale of common stock and warrants to the Company’s president and chairman, $1,930,000 from the sales of common stock and warrants to Warren Mosler (or an entity he controls). Mr. Mosler is a large shareholder and former business partner of our Chairman and principal shareholder. In addition, we received $116,000 from the sale of common stock in private placements with accredited investors and $3,596 from the exercise of options by an employee. These receipts were used for working capital, capital expenditures and to repay $92,381 of insurance financing.

During 2017, GelTech received $210,555 from the sale of stock to Lincoln Park Capital Fund LLC, $2,665,000 from the sale of common stock and warrants to accredited investors in private placement transactions, including $975,000 from the sale of common stock and warrants to the Company president and chairman, and $200,000 in advances under the convertible secured line of credit with the Company president and chairman. These receipts were used for working capital, capital expenditures and to repay $83,135 of insurance financing.

Historical Financings

From January 1, 2017 through the date of this report, GelTech has raised $122,000 from the sale of common stock to four accredited investors in exchange for 484,919 shares of common stock.

Since January 1, 2017 through the date of this report, GelTech has raised $6,625,000 from the sale of a combination of common stock and warrants to five accredited investors (including our president and chairman) and issued these investors 33,267,746 shares of common stock and two-year warrants to purchase 16,633,877 shares of common stock for $2.00 per share.

In August 2017, the Company and Warren Mosler, a large shareholder of the Company (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. Prior to the full $1.8 million of shares being purchased under the Stock Purchase Agreement, the Company had the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties could mutually agree to increase it in any calendar month). The Investor has purchased the full $1.8 million under the Stock Purchase Agreement and therefore is no longer required to purchase shares of the Company’s common stock; although he has continued to do so. Since August 2017 to the date of this report, the Investor has purchased 17,556,754 shares and 8,778,379 warrants for $3,205,000 under the Agreement and outside of the Agreement, collectively.

Liquidity and Capital Resource Considerations

As of March 28, 2019, we had approximately $181,000 in available cash.

Until we generate sufficient revenue to sustain the business, our operations will continue to rely on Mr. Michael Reger’s and Mr. Warren Mosler’s investments. If either Mr. Reger or Mr. Mosler were to cease providing us with working capital or we are unable to generate substantial cash flows from sales of its products or complete financings, the Company may not be able to remain operational. Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase additional support vehicles or mixing base equipment in the future, depending on demand.

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

We incurred net losses of approximately $4.0 million in 2018 and $4.1 million in 2017. We anticipate these losses will continue for the foreseeable future. We will need to generate increased revenues to achieve profitability and positive cash flow from operations in the future.  Despite our efforts, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

Accordingly, our independent registered public accounting firm stated in their report on our annual financial statements for the year ended December 31, 2018, that these conditions raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

We have no long-term credit facility or other formal source of long-term funding other than the secured convertible line of credit agreement with our Chairman and principal shareholder.

We have no long-term credit facility or other formal source of long-term funding other than the $6.0 million secured convertible line of credit agreement with Mr. Michael Reger, our chairman and principal shareholder. The convertible line of credit agreement matures in December 2020 and is secured by all of the Company’s assets including its intellectual property. As of March 28, 2019, $3.4 million remained outstanding under this credit facility. We do not believe that our cash flows from operations alone will be sufficient to support repayments and otherwise satisfy our repayment obligation under the convertible line of credit agreement. Furthermore, even if we are able to refinance or extend the convertible line of credit agreement, we will need additional financing to continue our operations.  In the event something were to happen to Mr. Reger, including disability or death, we may no longer have Mr. Reger as a source of financing nor can we have any assurance that his estate would agree to continue funding under the credit facility or to an extension of the maturity date of the debt.  Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all. In any such event, we may have to cease operations and you would lose your investment in the Company.

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

FireIce® and Soil₂O® are our two principal product lines. We launched Soil₂O® in 2007 and FireIce® in 2009 and have not yet achieved a consistent sustainable revenue stream from either of them. During 2018, we generated revenue of approximately $93,000 from the sale of Soil₂O® and approximately $1,277,000 from the sale of FireIce®.

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

We face multiple competitors in the fire suppression, fire retardation and moisture preservation markets. In the fire suppression and retardation fields, we face substantial competition including with one company that is the principal vendor to the Forest Service. In the moisture preservation areas, we face competition from numerous independently owned businesses that have competing and in some cases, very similar products. In addition, companies may be developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed.

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

Our intellectual property including our patents is our key asset. We currently expect to commercialize fifteen U.S. patents and seven patents pending. We regard the protection of our intellectual property as critical to our success. In addition to pursuing patents, we have taken steps to protect our intellectual property by entering into confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection of our intellectual property rights could adversely affect our business and financial results.

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

Our common stock trades on the OTC Markets, Inc. (OTCQB) which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline and you may lose your investment.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant shareholders. As of March 28, 2019, we had outstanding 108,568,011 shares of common stock, of which our directors, executive officers and beneficial owners of at least 5% of our common stock own approximately 77 million shares, or 70.1%. These shares are subject to the limitations of Rule 144 under the Securities Act. Substantially all of the remaining outstanding shares are freely tradable.

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

If our common stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company (“DTC”), your ability to sell your shares may be limited.

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

See pages F-1 through F-31.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents our Board of Directors:

Name	Age	Appointed
Peter Cordani	57	July 2007
Michael Becker	67	January 2012
David Gutmann	50	June 2015
Leonard Mass	77	May 2010
Phil O’Connell, Jr.	79	November 2006
Michael Reger	55	October 2016
Neil Reger	80	October 2013
Victor Trotter	55	April 2016

Peter Cordani. Mr. Cordani has been our Chief Technology Officer since inception and our Chief Executive Officer from January 21, 2014 until October 26, 2018. Mr. Cordani was selected as a director because he is the inventor of our technologies and has been involved in our business since inception.

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

Phil O’Connell, Jr. Mr. O’Connell is of counsel to law firm of O’Connell & Crispin Ackal, PLLC since June 2018. Previously, Mr. O’Connell was a partner in the law firm of Ciklin Lubitz & O’Connell from October 1985 to June 2018.

Michael Reger has been our Chief Executive Officer since October 26, 2018.  Prior to that, Mr. Reger served as our President beginning on November 7, 2014 and was our Chief Operating Officer from March 25, 2013 until being appointed President. On October 24, 2016, Mr. Reger was appointed a director and Chairman of the Board. For over 20 years, Mr. Reger was a partner at III Associates, a registered investment advisor, and AVM, L.P., an institutional broker dealer. He is now a principal and inactive partner at AVM.

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

Executive Officers

Name	Age	Position
Michael Reger	55	Chief Executive Officer
Peter Cordani	57	Chief Technology Officer
Michael Hull	65	Chief Financial Officer
Gerry Kaiser	56	Vice President Industrial Services
Matthew Struzziero	31	Vice President of Fire Services

See above for Mr. Peter Cordani’s and Mr. Michael Reger’s biography.

Michael Hull has served as our Chief Financial Officer since March 2008. From January 2010 until August 2011, Mr. Hull was President of Accounting Outsource Solutions LLC which provided Chief Financial Officer and related services to small public companies.

Gerry Kaiser joined GelTech in July 2017 as National Sales Manager and was promoted to Vice President Industrial Services in October 2018. From 2005 until 2017, Mr. Kaiser held a number of positions including Vice President of Sales at Landis+Gyr, an energy management solutions company.

Matthew Struzziero has been our Vice President of Fire Services since October 2018, having previously served as Vice President of Wildland and Soil₂O since June 26, 2017 and prior to that was our Director of Sales Operations beginning in July 2013.

Mr. Michael Reger, our CEO and Chairman, is the son of Neil Reger, a director of GelTech. There are no other family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. See the section titled “Certain Relationships, Related Transactions and Director Independence” below for further information concerning our employment of Cordani family members.

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

The Board currently has and appoints the members of: the Audit Committee, the Compensation Committee and the Nominating Committee. The Audit Committee has a written charter approved by the Board which is attached as Exhibit 99.1.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating
Peter Cordani
Michael Reger
Michael Becker	✓	✓	✓
David Gutmann	✓
Leonard Mass	✓	✓	✓
Phil O’Connell, Jr.	✓	✓	✓	✓
Neil Reger			✓
Victor Trotter	✓

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2018.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2018 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

2018 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Bonus ($)(d)(1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)(3)	Total ($)(j)

Michael Reger	2018	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer (4)

Peter Cordani Chief Technology Officer and Former Chief Executive Officer	2018	216,814	75,000	-0-	7,200	299,014
	2017	202,797	75,000	65,833-	7,200	350,830

Michael Hull Chief Financial Officer	2018	150,000	-0-	-0-	7,200	157,200
	2017	150,000	-0-	14,907	7,200	172,107

Matthew Struzzierro Vice President Fire Services (5)	2018	139,679	-0-	14,694	-0-	154,373

———————

(1)

Salary and Bonus: Represents cash compensation or discretionary bonus paid to the Named Executive Officers. See below for a description of Messrs. Cordani’s and Mr. Struzzerio’s commissions which are included in salary above.

(2)

Option Awards: The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. Represent options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officer.

(3)

All Other Compensation: Represents car allowance.

(4)

Mr. Reger receives no compensation for his employment with the Company.  As disclosed above, Mr. Reger is our largest shareholder and Chairman of the Board.

(5)

Mr. Struzzierro was not a Named Executive Officer in 2017.

Named Executive Officer Compensation Agreements

The chart below summarizes the terms and conditions of compensation agreements with our Named Executive Officers.

Executive	Term	Base Salary	Equity Grants
Peter Cordani	October 1, 2012 through October 1, 2020	$150,000 per year with increases if performance milestones are met (1)	800,000 stock appreciation rights (2) and 500,000 options

Michael Hull	August 14, 2017 through August 13, 2020	$150,000 per year (3)	125,000 options

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

(3)

On August 14, 2017, the Company entered into a new three-year employment agreement with Mr. Hull with no salary escalation clauses other than at the discretion of the Board.

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

On January 23, 2015, GelTech approved an amendment to the Employment Agreement of Mr. Cordani.  In addition to his base salary, Mr. Cordani receives a 5% commission on the first $2 million of revenue generated by GelTech in 2015. Subsequently, this commission was extended until the end of 2016.  The amendment was effective as of January 1, 2015. As of the filing date, Mr. Cordani had been paid an additional $197,638 as a result of this amendment.  Additionally, on May 21, 2015, GelTech approved an amendment to Mr. Cordani’s Employment Agreement to extend the term of the Agreement an additional four years.

Matt Struzzierro is employed as an at-will employee and is paid a base salary of $100,000 and receives commissions of 6% on revenue he generates for the Fire Services division and also receives a 2% commission Fire Services revenue he is not directly involved. In 2018, Mr. Struzzierro was granted 100,000 stock options exercisable at $0.245 per share. The options vest on June 18, 2019, subject to continued service as an employee on the vesting date.

Termination Provisions

The table below describes the severance payments that Messrs. Cordani and Hull are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, or for Good Reason. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2018:

Outstanding Equity Awards As of December 31, 2018

Name (a)	Number of Securities Underlying Unexercised Securities (#) Exercisable (b)	Number of Securities Underlying Unexercised Securities (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Securities (#) (d)	Exercise Price ($) (e)	Expiration Date (f)

Michael Reger (1)	—	—	—	—	—

Peter Cordani	750,000	0	0	1.22	December 7, 2020
	175,000	0	0	0.81	September 19, 2021
	150,000	0	0	0.74	June 20, 2022
	200,000	0	600,000 (2)	0.45	October 1, 2022
	125,000	0	0	1.10	June 26, 2023
	0	0	250,000 (3)	1.30	July 28, 2023
	500,000	0	0	0.204	August 7, 2027

Matthew Struzziero	50,000	0	0	0.23	December 15, 2019
	30,000	0	0	0.70	May 22, 2020
	50,000	0	0	0.34	December 21,2021
	20,000	0	0	0.22	December 14, 2021
	150,000	0	0	0.25	June 15, 2022
	100,000	0	0	0.25	June 18, 2023

Michael Hull	150,000	0	0	0.60	June 2, 2021
	150,000	0	0	0.74	September 19, 2021
	200,000	0	600,000 (2)	0.45	October 1, 2022
	125,000	0	0	1.10	June 26, 2023
	0	0	250,000 (3)	1.30	July 28, 2023
	125,000	0	0	0.185	August 16, 2027

———————

(1)

Mr. Reger has received no equity incentive plan awards.

(2)

Of the stock appreciation rights (“SARs”): (i) 200,000 vested immediately, (ii) 200,000 vest upon GelTech generating $3,000,000 in revenue in any 12-month period, (iii) another 200,000 vest upon GelTech generating $5,000,000 in revenue in any 12-month period and (iv) another 200,000 vest upon GelTech generating $6,000,000 in revenue in any 12-month period.

(3)

Vests based on GelTech’s stock price meeting certain milestones.

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

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive automatic grants of stock options as compensation for their services on our Board. Because we do not pay compensation to employee directors, Messrs. Peter Cordani and Michael Reger were not compensated for their service as directors in 2018.

Director Compensation

Name (a)	Option Awards ($)(d) (1)	Total ($)(j)
David Gutmann	16,881	16,881
Leonard Mass	20,258	20,258
Phil O’Connell, Jr.	21,946	21,946
Michael Becker	21,946	21,946
Neil Reger	18,570	18,570
Victor Trotter	16,881	16,881

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

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2018.

Name Of Plan	Aggregate Number of Securities Underlying Outstanding Options and Rights	Weighted Average Exercise Price Per Share ($)	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders
2007 Equity Incentive Plan (1)	11,116,833	0.81	-0-
2017 Equity Incentive Plan (2)	3,296,000	0.20	1,704,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	14,412,833	0.67	1,484,000

———————

(1)

Includes stock options and SARs issued under the 2007 Equity Incentive Plan.

(2)

Includes stock options and SARs issued under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 28, 2019 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o GelTech Solutions, Inc., 1460 Park Lane South, Suite 1, Jupiter, Florida 33458.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers:
Common Stock	Michael Reger (2)	63,758,923	51.9%

Common Stock	Peter Cordani (3)	2,624,336	2.4%

Common Stock	Matthew Struzziero (4)	402,000	*

Common Stock	Michael Hull (5)	551,500	*

Common Stock	Michael Becker (6)	860,000	*

Common Stock	David Gutmann (7)	420,000	*

Common Stock	Leonard Mass (8)	1,128,738	1.0%

Common Stock	Phil O’Connell, Jr. (9)	2,115,398	1.9%

Common Stock	Neil Reger (10)	2,327,963	2.1%

Common Stock	Victor Trotter (11)	230,000	*

Common Stock	All directors and executive officers as a group (11 persons) (12)	74,511,790	57.4%

5% Shareholder:
Common Stock	Warren Mosler (13)	33,442,590	28.2%

———————

* Less than 1%.

(1)

Applicable percentages are based on 108,568,011 shares outstanding as of March 28, 2019, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, SARs and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, GelTech believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, SARs and warrants or options and warrants that have or will vest and become exercisable within 60 days.

(2)

Michael Reger: Mr. Reger is an executive officer and a director. Includes 9,134,594 shares issuable upon the conversion of convertible notes and 5,146,578 shares issuable upon the exercise of warrants.

(3)

Cordani: Mr. Cordani is a director and an executive officer. Includes shares held by North Carolina River Ridge II LLC, a company managed by Mr. Cordani. It owns 652,987 shares of common stock. Thus, under SEC rules, Mr. Peter Cordani is considered the beneficial owner as explained in Note (1). Also includes 1,700,000 shares issuable upon the exercise of vested options. Mr. Cordani is the trustee of three trusts which own 271,349 shares of GelTech. A number of shares owned by Mr. Cordani are pledged as collateral for loans. Does not include vested SARs which are out-of-the-money.

(4)

Struzziero: Mr. Struzziero is an executive officer. Includes 400,000 shares issuable upon the exercise of vested options.

(5)

Hull: Mr. Hull is an executive officer. Includes 550,000 shares issuable upon the exercise of vested options. Does not include vested SARs which are out-of-the-money.

(6)

Becker: Mr. Becker is a director. Includes 828,333 shares issuable upon the exercise of vested options.

(7)

Gutmann: Mr. Gutmann is a director. Represents shares issuable upon the exercise of warrants and vested options.

(8)

Mass: Mr. Mass is a director. Includes 1,000,000 shares issuable upon the exercise of vested options and 15,000 shares issuable upon the exercise of warrants.

(9)

O’Connell: Mr. O’Connell is a director. Includes 1,090,000 shares issuable upon the exercise of vested options. Also includes: (i) 95,241 shares jointly held by Mr. O’Connell and his wife, (ii) 906,407 shares held by the Phil D. O’Connell, Jr. Revocable Trust, of which Mr. O’Connell is the trustee and (iii) 23,750 shares held by Mr. O’Connell’s wife. Mr. O’Connell disclaims beneficial ownership of the securities held by his wife and this disclosure shall not be deemed an admission that he is the beneficial owner of the securities held by his wife.

(10)

Neil Reger: Mr. Reger is a director. Includes: (i) 756,593 shares of common stock and 207,143 shares issuable upon the exercise of warrants and 473,333 shares issuable upon the exercise of vested options directly held by Mr. Reger and (ii) 683,751 shares of common stock and 207,143 shares issuable upon exercise of warrants held by Mr. Reger’s wife.

(11)

Trotter: Mr. Mr. Trotter is a director. Represents shares issuable upon the exercise of vested options.

(12)

Total D&O: Includes securities beneficially owned by an executive officer who is not a Named Executive Officer under the SEC’s regulations.

(13)

Warren Mosler: Address is 3980 RCA Blvd. Ste. 8002, P.O. Box 31041, Palm Beach Gardens, FL 33420.  Includes 10,151,660 shares issuable upon exercise of warrants.

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

Mr. Michael Reger, son of Neil Reger, a director, is employed as Chief Executive Officer. Michael Reger has been paid no compensation for his employment with GelTech.

Since July 1, 2013, Michael Reger has purchased 17,451,319 shares of common stock for approximately $5,665,000. In connection with these purchases, Mr. Reger was issued 8,008,630 two year warrants with an exercise price of $2.00 per share, of which 2,861,959 expired unexercised.

On February 12, 2015, GelTech and Michael Reger, agreed to amend two outstanding notes held by Mr. Reger. The maturity date of Mr. Reger’s $1,000,000 (“$1M Note”) and $1,997,483 (“2013 Note”) 7.5% convertible notes (collectively, the “Notes”) were extended to December 31, 2020. The maturity dates on the $1M Note and 2013 Note were originally July 11, 2018 and December 31, 2016, respectively. In consideration for extending the maturity dates, the Company amended the Notes to make them secured by all of the Company’s assets including its intellectual property and inventory and reduced the conversion price of the $1M Note to $0.35 per share. In September 2017, Mr. Reger elected to convert the 2013 Note in exchange for 5,707,095 shares of common stock.

In addition to the Notes (described above), since February 12, 2015, Mr. Reger has lent the Company $5,895,000 in consideration for the issuance of 7.5% secured convertible notes. The notes are convertible at prices ranging from $0.21 to $0.82 per share and mature on December 31, 2020. Repayment of these notes are secured by all of the Company’s assets including its intellectual property and inventory in accordance with a $6 million secured line of credit agreement between the Company and Mr. Reger. Additionally, in connection with these loans, the Company was issued Mr. Reger 7,828,382 two-year warrants exercisable at $2.00 per share. In July 2018, Mr. Reger elected to convert notes with an aggregate principal amount of $2,500,000 and with exercise prices from $0.21 to $0.35 per share in exchange for 9,379,473 shares of common stock. In addition, Mr. Reger agreed to reduce the interest rate on the remaining notes to 5.0%.

Since January 1, 2013, Mr. Reger has been issued 7,160,178 shares of common stock in lieu of cash payments totaling $2,122,883 interest due under outstanding notes.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”), were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the years ended December 31, 2018 and 2017.

	2018	2017
	($)	($)
Audit Fees (1)	76,250	74,000
Audit Related Fees (2)	670	—
Tax Fees	—	—
All Other Fees	—	—
Total	76,920	74,000

———————

(1)

Audit fees – these fees relate to the audit of our financial statements and the review of our interim quarterly financial statements.

(2)

Audit Related Fees – these fees related to a securities registration.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation - Increase of Authorized Capital	10-Q	2/16/16	3.1(b)
3.1(c)	Certificate of Amendment to the Certificate of Incorporation - Increase of Authorized Capital (200 million shares of common stock)	10-Q	8/14/18	3.1(c)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Amended and Restated 2007 Equity Incentive Plan*	10-K/A	10/25/13	10.1
10.2	Form of Executive Employment Agreement*	10-Q	2/11/13	10.4
10.3	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.4	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.5	Lincoln Park Warrant dated September 1, 2010	8-K	9/7/10	10.3
10.6	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
10.7	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.8	2017 Equity Incentive Plan	8-K	8/10/17	4.1
10.9	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
10.10	Form of Stock Appreciation Rights Agreement*	10-Q	2/11/13	10.7
10.11	Form of Warrant - Reger	10-K	9/21/15	10.5
10.12	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.12(a)	Amendment to Secured Revolving Convertible Promissory Note Agreement – Reger	10-K	3/28/17	10.6(a)
10.13	Form of Executive Stock Option Agreement*	10-Q	11/14/13	10.4
10.14	Form of Director Stock Option Agreement*	10-K	3/28/17	10.12
10.15	Form of Indemnification Agreement	10-K	3/28/17	10.13
14.1	Code of Ethics	10-K	9/29/08	14.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
99.1	Audit Committee Charter	10-K	3/26/18	99.1
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed

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

Date: March 28, 2019

GelTech Solutions, Inc.

By:	/s/ MICHAEL REGER
Michael Reger Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL HULL	Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2019
Michael Hull

/s/ MICHAEL REGER	Chairman of the Board	March 28, 2019
Michael Reger

/s/ NEIL REGER	Director	March 28, 2019
Neil Reger

Director
Peter Cordani

/s/ MICHAEL BECKER	Director	March 28, 2019
Michael Becker

/s/ LEONARD MASS	Director	March 28, 2019
Leonard Mass

/s/ PHIL O’CONNELL, JR.	Director	March 28, 2019
Phil O’Connell, Jr.

/s/ DAVID GUTMANN	Director	March 28, 2019
David Gutmann

Director
Victor Trotter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GelTech Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GelTech Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $4,013,957 and $3,043,727, respectively, in 2018 and a stockholders’ deficit and accumulated deficit of $2,129,358 and $56,133,648, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

March 28, 2019

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS

Cash and cash equivalents	$69,809	$43,888
Accounts receivable trade, net	112,816	77,700
Inventories	661,178	1,434,411
Prepaid expenses and other current assets	207,297	133,361
Total current assets	1,051,100	1,689,360

Furniture, fixtures and equipment, net	122,199	185,433
Operating right of use asset, net	29,349	—
Inventories not expected to be realized within one year	1,298,236	479,486
Deposits	18,336	16,086

Total assets	$2,519,220	$2,370,365
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$176,257	$133,303
Accrued expenses	276,465	634,791
Customer deposit	721	—
Insurance premium finance contract	63,249	63,364
Total current liabilities	516,692	831,458
Operating lease liability	30,071	—
Convertible notes - related party, net of discounts	979,448	969,186
Convertible Line of Credit - related party, net of discounts	3,122,367	5,328,530
Total liabilities	4,648,578	7,129,174

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 and 150,000,000 shares authorized at December 31, 2018 and 2017, respectively; 103,651,791 and 74,914,703 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	103,652	74,915
Additional paid in capital	53,900,638	47,285,967
Accumulated deficit	(56,133,648)	(52,119,691)
Total stockholders' deficit	(2,129,358)	(4,758,809)

Total liabilities and stockholders' deficit	$2,519,220	$2,370,365

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Sales	$1,450,938	$1,151,176

Cost of goods sold	509,004	386,330

Gross profit	941,934	764,846

Operating expenses:
Selling, general and administrative expenses	4,221,680	4,060,215
Research and development	49,208	48,301

Total operating expenses	4,270,888	4,108,516

Loss from operations	(3,328,954)	(3,343,670)

Other income (expense)
Interest income	8	9
Gain (loss) on conversion of debt	(129,936)	—
Interest expense	(555,075)	(818,104)

Total other income (expense)	(685,003)	(818,095)

Net loss	$(4,013,957)	$(4,161,765)

Net loss per common share - basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding - basic and diluted	100,538,564	62,214,583

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2016	53,605,180	$53,605	$41,540,705	$(47,957,926)	$(6,363,616)

Common stock and warrants issued for cash	12,982,662	12,983	2,652,017	—	2,665,000
Common stock issued for cash	25,000	25	5,975	—	6,000
Common stock issued for cash in connection with stock purchase agreement	858,250	858	209,697	—	210,555
Common stock issued for services	33,207	33	6,667	—	6,700
Common stock issued for accrued interest	1,703,309	1,703	505,171	—	506,874
Common stock issued to convert convertible secured note	5,707,095	5,707	1,991,776	—	1,997,483
Options issued for services	—	—	30,703	—	30,703
Options, warrants and stock appreciation rights vested	—	—	323,934	—	323,934
Loan discount from beneficial conversion feature and warrants	—	—	19,322	—	19,322
Net loss for the year ended December 31, 2017	—	—	—	(4,161,765)	(4,161,765)
Balance December 31, 2017	74,914,703	74,915	47,285,967	(52,119,691)	(4,758,809)

Common stock issued for cash	587,589	588	115,412	—	116,000
Common stock and warrants issued for cash	15,442,618	15,443	3,044,557	—	3,060,000
Common stock issued for exercise of employee options	20,000	20	3,576	—	3,596
Common stock issued for services and commissions	58,060	58	12,279	—	12,337
Common stock issued for accrued interest	3,249,348	3,249	716,382	—	719,631
Common stock issued to convert convertible secured note	9,379,473	9,379	2,490,621	—	2,500,000
Options and warrants vesting	—	—	216,272	—	216,272
Options issued for services	—	—	15,572	—	15,572
Net loss for the year ended December 31, 2018	—	—	—	(4,013,957)	(4,013,957)
Balance December 31, 2018	103,651,791	$103,652	$53,900,638	$(56,133,648)	$(2,129,358)

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,013,957)	$(4,161,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,801	91,230
Amortization of right of use assets	20,964	—
Bad debt expense	20,503	11,116
Amortization of convertible debt discounts	174,163	198,442
Equity based compensation expense	216,272	323,934
Loss on conversion of debt	129,936	—
Stock issued for services and commissions	12,337	6,700
Options and warrants issued for services	15,572	30,703
Changes in assets and liabilities:
Accounts receivable	(55,619)	19,843
Inventories	(45,517)	(251,468)
Prepaid expenses and other current assets	16,080	70,982
Accounts payable	22,954	(8,492)
Deferred revenue	—	(6,667)
Customer deposits	721	—
Lease liability	(20,241)	—
Settlement accrual	—	(26,789)
Accrued expenses	381,304	619,884
Net cash used in operating activities	(3,043,727)	(3,082,347)
Cash flows from Investing Activities
Purchases of equipment	(17,567)	(23,369)
Net cash used in investing activities	(17,567)	(23,369)
Cash flows from Financing Activities
Proceeds from sale of stock through private placements	116,000	6,000
Proceeds from sale of stock and warrants through private placements	3,060,000	2,665,000
Proceeds from sale of stock under stock purchase agreement	—	210,555
Proceeds from advances on convertible line of credit – related party	—	200,000
Proceeds from exercise of employee options	3,596	—
Payments on insurance finance contract	(92,381)	(83,135)
Net cash provided by financing activities	3,087,215	2,998,420
Net (decrease) increase in cash and cash equivalents	25,921	(107,296)
Cash and cash equivalents - beginning	43,888	151,184
Cash and cash equivalents - ending	$69,809	$43,888

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,722	$2,722
Cash paid for income taxes	$—	$—
Supplementary Disclosure of Non-cash Investing and Financing Activities:
Financing of prepaid insurance contracts	$92,266	$94,542
Beneficial conversion feature of convertible notes	$—	$9,661
Loan discount from issuance of warrants	$—	$9,661
Common stock issued to convert convertible debt	$2,500,000	$1,997,483
Common stock issued for accrued interest	$719,631	$506,874

The accompanying notes are an integral part of these consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in the subsidiaries during the years ended December 31, 2018 and 2017. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews receivables from customers on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Property and Equipment and Depreciation

Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2018 or 2017.

Leases

The Company accounts for Leases in accordance with ASU 2016-02 - Leases, which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In connection with entering into a new lease agreement for our Wildland operations in Colorado, the Company elected to early adopt the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating lease right of use asset and an operating lease liability, both in the amount of $50,313.  During the year ended December 31, 2018, the Company recognized expense of $20,964 related to the amortization of the right of use assets.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Revenue from sales of products is recognized when we have a contractual arrangement, products have been shipped to the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue is shown net of returns and allowances. The Company provides certain customers with the right of return for unsold product. Sales to these customers are recorded as the customer sells the product, thus removing the right of return. Products shipped from either our third-party fulfillment companies or our Jupiter, Florida location are shipped FOB shipping point. Our payment terms are net 30 days for domestic sales with payments for most international sales being due upon delivery of products to the customer’s freight forwarder. We do not incur incremental costs obtaining purchase orders from our customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The Company used the modified prospective method upon adoption of the ASU. Our adoption of this ASU, resulted in no cumulative effect adjustment.

In June 2017, the Company entered into an agreement with a state forestry agency whereby the Company agreed to supply the equipment for two fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations.  The Company leased the equipment to the state agency for $33,000, which was recognized as revenue over the four-month period the equipment was set up on the airbases.

In June 2018, the Company  entered into an agreement with a state forestry agency whereby the Company agreed to supply the equipment for one fixed airport mixing facilities in order to support the state agency’s aerial wildland firefighting operations.  The Company leased the equipment to the state agency for $18,500, which was recognized as revenue over the four-month period the equipment was set up on the airbases.

Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in revenues. Shipping and handling costs related to sales of products are included in cost of sales in the amount of $38,510 and $56,389 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

In accordance with ASC 730-10 expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $49,208 and $48,301 during the years ended December 31, 2018 and 2017, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $3,106 and $1,673, respectively, during the years ended December 31, 2018 and 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates during the years ended December 31, 2018 and 2017 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of the beneficial conversion features associated with convertible notes, valuation of options and warrants granted for services or settlements, valuation of common stock granted for services or for debt conversion, accruals for litigation losses and the valuation of deferred tax assets.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended December 31, 2018 and 2017, there was no separate computation of dilutive net loss per share since the common stock equivalents outstanding were anti-dilutive due to the net losses. At December 31, 2018, there were options to purchase 14,412,833 shares and warrants to purchase 15,909,480 shares of common stock outstanding which may dilute future earnings per share. In addition, there are 9,134,594 shares issuable upon conversion of convertible note agreements. At December 31, 2017, there were options to purchase 13,322,340 shares and warrants to purchase 14,291,342 shares of common stock outstanding which may dilute future earnings per share. In addition, there were 18,514,067 shares issuable upon conversion of convertible note agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Given the absence of adequate historical data, the Company uses the Simplified Method to estimate the term of options granted to employees and directors. Stock option compensation expense recognized under ASC 718-10 for the years ended December 31, 2018 and 2017 was $214,628 and $322,019, respectively, related to employee, director and advisory board stock options, and is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2018, the total compensation cost for stock options and warrants not yet recognized was $52,981. This cost will be recognized over the remaining vesting period of the options, approximately three years.

The Company accounts for non-employee stock-based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 "Equity Based payments to Non-Employees. Stock based compensation to non-employees recognized for the years ended December 31, 2018 and 2017 was $1,644 and $1,915, respectively.

Equity Incentive Plans

In January 2007, the Company established the 2007 Equity Incentive Plan which provides for the issuance of stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants. As of December 31, 2018 and 2017, the number of shares authorized by the Plan was 15,000,000. The Plan has expired.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Under the Equity Incentive Plan, all directors who are not employees or own 10% or more of the Company’s outstanding stock at the time of grant shall automatically receive a grant of stock options as follows:

Initial Grants

A – Chairman of the Board

- 50,000 options

B – Director

- 30,000 options

C – Chair of a Committee

- 10,000 options

D – Member of a Committee

- 5,000 options

Annual Grants

A – Chairman of the Board

- 70,000 options

B – Director

- 100,000 options

C – Chair of a Committee

- 20,000 options

D – Member of a Committee

- 10,000 options

All initial grants of options to new non-employee directors and committee members vest annually over a three-year period on the anniversary date of the grant, subject to continuing service as a director, Committee member, Chairman of the Board or Chairman of a Committee on the applicable vesting date. Options automatically granted annually under the Equity Incentive Plan vest the following June 30th, subject to continuing service as a director. The exercise price of options or stock appreciation rights granted under the 2017 Equity Incentive Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the Equity Incentive Plan shall expire no later than ten years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

Effective July 1, 2007, the Company adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2018, the tax for the stub period from July 1, 2015 through December 31, 2015 and for the years ended December 31, 2016 and 2017 are still subject to audit.

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

New Accounting Pronouncements

Other than ASC 2018-07, “Compensation – Stock Compensation (Topic718), Improvements to Nonemployee Share-Based Payment Accounting”, which is effective January 1, 2019, and which we do not believe will have any effect on the Company’s consolidated financial position or results of operations, no other Accounting Standards Updates (ASUs) which were not effective until after December 31, 2018 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The Company has a net loss and net cash used in operating activities of $4,013,957 and $3,043,727, respectively, for the year ended December 31, 2018 and has an accumulated deficit and stockholders’ deficit of $56,133,648 and $2,129,358, respectively, at December 31, 2018. In addition, the Company has not yet generated revenue sufficient to support ongoing operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2018, the Company received $3,176,000 from private placements, including $965,000 from its president, chairman and principal shareholder.

In August 2017, Company and Warren Mosler entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. Mr. Mosler purchased the full $1.8 million under the Stock Purchase Agreement.  Mr. Mosler purchased an additional $840,000 of common stock from August 2018 through December 31, 2018.

Management believes that additional fundings from either Mr. Mosler or its president, chairman and principal shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

3.

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2018 and 2017 was as follows:

	As of December 31,
	2018	2017

Accounts receivable	$139,436	$88,816
Allowance for doubtful accounts	(26,620)	(11,116)
	$112,816	$77,700

Bad debt expense on trade accounts receivable for the years ended December 31, 2018 and 2017 was $20,503 and $11,116, respectively.

4.

INVENTORIES

Inventories consisted of the following at December 31, 2018 and 2017:

	As of December 31,
	2018	2017

Finished goods	$1,108,911	$916,611
Raw materials	850,503	997,286
	1,959,414	1,913,897
Less: Inventory not expected to be realized within one year	(1,298,236)	(479,486)
Total current inventory	$661,178	$1,434,411

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

As of December 31, 2018, the Company had approximately $61,399 of consignment inventory consisting of FireIce 561, FireIce Pro, FireIce HVOF and HDU Wand Kits held by five customers. As of December 31, 2017, the Company had approximately $5,490 of consignment inventory consisting of FireIce 561 with a certain customer. As of December 31, 2018, the Company estimated that raw materials and finished goods in the amount $1,298,236 would most likely not be consumed in the next twelve months and therefore reclassified that amount to non-current inventory in the consolidated balance sheet.

5.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following as of December 31, 2018 and 2017:

	Estimated	December 31,
	Useful Life	2018	2017

Wildland equipment	3 - 5 years	$169,957	$167,457
Wildland vehicles	5 - 7 years	204,117	204,117
Equipment	3 - 5 years	140,275	137,100
Storage facilities	3 years	38,986	38,986
Other vehicles	5 years	63,545	63,545
Furniture and fixtures	5 years	32,312	20,420
		649,192	631,625
Accumulated depreciation		(526,993)	(446,192)
		$122,199	$185,433

Depreciation expense was $80,801 and $91,230, respectively, for the years ended December 31, 2018 and 2017.

6.

SECURED CONVERTIBLE NOTE AGREEMENTS

The Company currently has two debt facilities outstanding, all held by its president, chairman and principal shareholder.

Previously, the Company also had a convertible note in the amount of $1,997,483, dated February 1, 2013 which was a consolidation of prior debt instruments. The note bore annual interest of 7.5%, was convertible at $0.35 per share and due December 31, 2016. On February 12, 2015, this note was modified by securing the note with all the assets of the Company and by extending the due date of the note from December 31, 2016 to December 31, 2020. During the year ended December 31, 2017, the Company recognized interest expense of $92,760. In September 2017, the Company’s chairman and principal shareholder elected to convert the note principal into shares of the Company’s common stock. As such, in accordance with the terms of the note, the Company issued 5,707,095 shares. As of March 31, 2018, the principal balance of the note was $ -0- and accrued interest amounted to $93,170.  In April 2018, the Company issued 266,201 shares of common stock in conversion of the accrued interest in accordance with the terms of the note.

A second convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share.  In connection with the modification the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. This discount is being amortized over the remaining term of the note. For the years ended December 31, 2018 and 2017, the Company recorded interest expense of $10,262 and $10,261, respectively, related to the amortization of the discounts related to the warrants. As of December 31, 2018 and 2017, the balance of the unamortized discount related to the warrants was $20,552 and $30,814, respectively. In April 2018, the Company issued 612,457 shares of common stock in conversion of accrued interest on the note in the amount of $128,616.  As of December 31, 2018, the principal balance on this note is $1,000,000 and accrued interest amounted to $44,520.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

In connection with the debt modifications described above, the Company entered into a secured convertible line of credit agreement for up to $4 million with its president and principal shareholder. On April 8, 2016, the Company and its president and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its president and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its president and principal shareholder, receive advances under the secured convertible line of credit. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s president and principal shareholder two-year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance. As of December 31, 2018, $105,000 remains available on the Note as a total of $5,895,000 has previously been advanced.

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

During the year ended December 31, 2018 and 2017, the Company has recognized interest expense of $163,901 and $188,181, respectively, related to the amortization of the loan discounts associated with the Secured Revolving Convertible Promissory Note Agreement. In April 2018, the Company issued 2,370,690 shares of common stock in conversion of accrued interest on the advances as of March 31, 2018, in the amount $497,845. Interest is converted at the fair market value of our stock on the date of the conversion.

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

As of December 31, 2018, the principal balance of the Notes is $3,395,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $136,316 and $136,317, respectively. In addition, accrued interest due on these advances amounted to $203,545 at December 31, 2018.

The calculated loan discounts in 2017 were based on the relative fair value of the warrants which was calculated by the Company using the Black Scholes option pricing model loan discount, using volatilities of 97.04% and 99.04%, based on the Company’s historical stock price, discount rates of 1.19% and 1.22%, and expected terms of 2 years, the term of the warrants.

A summary of notes payable and related discounts as of December 31, 2018 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(20,552)	$979,448
Secured Convertible Line of Credit	3,395,000	(272,633)	3,122,367
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$4,395,000	$(293,185)	$4,101,815

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

During the year ended December 31, 2018, the Company did not sell shares to Lincoln Park and the agreement expired in May 2018.

Private Placements

During the year ended December 31, 2017, the Company issued 25,000 shares of common stock in exchange for $6,000 in a private placement with an accredited investor.

During the year ended December 31, 2018, the Company issued 587,589 shares of common stock to four accredited investors in exchange for $116,000.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

During the year ended December 31, 2018 the Company issued 15,442,618 shares of common stock and two-year warrants to purchase 7,721,310 shares of common stock at an exercise price of $2.00 per share in exchange for $3,060,000 in connection with private placements with three accredited investors, including issuances of 4,643,786 shares and two-year warrants to purchase 2,321,893 shares of common stock to our chairman and principal shareholder in exchange for $965,000.

Common Stock Issued for Interest

In May 2017, the Company issued 428,032 shares of common stock to its chairman and principal shareholder in payment of accrued interest of $149,811. The shares were valued at $107,008 based on the quoted trading price at the conversion agreement date.  The gain of $42,803 was recorded to paid in capital on the conversion as the conversion was by a related party.

In May 2017, the Company issued 1,275,277 shares of common stock to its chairman and principal shareholder in payment of accrued interest of $357,063 related to the advances under the Secured Revolving Convertible Promissory Note Agreement. The shares were valued at $320,095 based on the quoted trading price at the conversion agreement date.  The gain of $36,969 was recorded to paid in capital on the conversion as the conversion was by a related party.

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

Common Stock Issued for Conversion of Debt

In September 2017, in accordance with the terms of the note, the Company issued 5,707,095 shares of common stock to its chairman and principal shareholder in conversion of note principal in the amount of $1,997,483.

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

Other Issuances of Common Stock

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2018, the Company issued 22,043 shares of restricted common stock, valued between $0.15 and $0.32 per share based on the average closing price of the stock for the service period or $4,500 to a consultant in exchange for services.

During the year ended December 31, 2018 the Company issued 11,764 shares of common stock valued at $0.17 per share in exchange for investor relations services valued at $2,000.

During the year ended December 31, 2018, the Company issued 24,253 shares of restricted common stock, valued between $0.17 and $0.28 per share based on the closing price of the stock for the service period to its National Sales Director as payment for commission in the amount of $5,837 in accordance with his employment agreement.

In July 2018, the Company issued 20,000 shares in connection with the exercise of options by an employee in exchange for $3,596.

Options and Warrants to Purchase Common Stock

The fair value of stock option grants for the year ended December 31, 2018 and 2017 were estimated using the following weighted-average assumptions:

For the Years Ended December 31,
	2018	2017
Risk free interest rate	2.55% – 2.84%	1.29% – 2.12%
Expected term in years	2.5 – 10.0	2.0 – 5.5
Dividend yield	—	—
Volatility of common stock	64.92% – 76.02%	72.11% – 99.06%
Estimated annual forfeitures	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of non-traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. During the years ended December 31, 2018 and 2017, the Company used the Company’s trading prices in calculating the stock price volatility and based its volatility on historical volatility. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

On August 4, 2017, the Board adopted the Equity Incentive Plan. Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (in either case, the “Committee”). The Equity Incentive Plan provides for the grant of equity-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. In accordance with the adoption of the Plan, the non-employee directors were granted options identical to the automatic option grants that were previously issued each year for Board service under the prior Plan.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Options to Purchase Common Stock

A summary of stock option transactions issued to employees under the 2017 and 2007 Plans for the years ended December 31, 2018 and 2017 is as follows:

Employee Options and Stock Appreciation Rights

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	8,195,507	$0.85	5.36
Granted	1,076,000	$0.20	7.9
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(335,000)	$0.50	—
Outstanding at December 31, 2017	8,396,507	$0.75	4.25	$—
Exercisable at December 31, 2017	5,795,224	$0.84	3.30	$—

Weighted average fair value of options granted during the year ended December 31, 2017		$0.12

Balance at December 31, 2017	8,936,507	$0.75	4.25
Granted	749,000	$0.18	5.0
Exercised	(20,000)	$0.18	4.5
Forfeited	—	$—	—
Expired	(639,507)	$0.94	—
Outstanding at December 31, 2018	9,026,000	$0.69	3.72	$6,495
Exercisable at December 31, 2018	5,813,550	$0.73	3.25	$6,495

Weighted average fair value of options granted during the year ended December 31, 2018		$0.07

In June 2017, the Company granted five-year options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.25 per share to an employee in connection with the employee’s appointment as an officer of the Company. The options vested 25% immediately, with the remainder vesting annually over a three-year period, subject to continued employment with the Company. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.39% based upon the historical price of the company’s stock, a term of four years, calculated using the simplified method and a risk-free rate of 1.63%. The calculated fair value, $21,996 will be amortized ratably over the vesting period.

On August 7, 2017, the Company granted ten-year fully vested options to purchase 500,000 shares of common stock at an exercise price of $0.2039 per share to its chief executive and chief technology officer. The options were valued with the Black-Scholes option pricing model using an expected volatility of 80.03% based upon the historical price of the company’s stock, an expected term of five years using the simplified method and a risk-free rate of 1.82%. The calculated fair value, $65,833 was recorded as expense during the year ended December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

On August 16, 2017, the Company granted ten-year fully vested options to purchase 125,000 shares of common stock at an exercise price of $0.185 per share to its chief financial officer in connection with the signing of new employment agreement. (See Note 6.) The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.98% based upon the historical price of the company’s stock, an expected term of five years using the simplified method, and a risk-free rate of 1.77%. The calculated fair value, $14,907 was recorded as expense during the year ended December 31, 2017.

On August 28, 2017, the Company granted five-year fully vested options to purchase 25,000 shares of common stock at an exercise price of $0.20 per share to a new employee in connection with his employment. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.68% based upon the historical price of the company’s stock, an expected term of 2.5 years using the simplified method, and a risk-free rate of 1.29%. The calculated fair value, $2,399 was recorded as expense during the year ended December 31, 2017.

On October 2, 2017, the Company granted five-year fully vested options to purchase 25,000 shares of common stock at an exercise price of $0.20 per share to a new employee in connection with his employment. The options were valued with the Black-Scholes option pricing model using an expected volatility of 79.68% based upon the historical price of the company’s stock, an expected term of 2.5 years, the term of the options and a risk-free rate of 1.56%. The calculated fair value, $2,385 was recorded as expense during the three months ended December 31, 2017.

On December 13, 2017, the Company granted five-year fully vested options to purchase 251,000 shares of common stock at an exercise price of $0.1798 per share to employees. The options were valued with the Black-Scholes option pricing model using an expected volatility of 72.11% based upon the historical price of the company’s stock, an expected term of 2.5 years, the term of the options and a risk-free rate of 1.85%. The calculated fair value, $20,155 was recorded as expense during the three months ended December 31, 2017.

In January 2018, the Company granted ten-year fully vested options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share to our national Sales Director. The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of five years, using the simplified method, and a risk-free rate of 2.49%. The calculated fair value, $11,918 was included in expense during the year ended December 31, 2018.

In June 2018, the Company granted five-year fully vested options to purchase 100,000 shares of common stock at an exercise price of $0.25 per share to our then Director of Wildland and Soil2O. The options were valued with the Black-Scholes option pricing model using a volatility of 64.92% based upon the historical price of the company’s stock, a term of 5.5 years, using the simplified method, and a risk-free rate of 2.84%. The calculated fair value, $14,694 was included in expense during the year ended December 31, 2018.

In November 2018, the Company granted five-year fully vested options to purchase 100,000 shares of common stock at an exercise price of $0.20 per share to our Chief Utility Strategy Officer. The options were valued with the Black-Scholes option pricing model using a volatility of 74.29% based upon the historical price of the company’s stock, a term of 3.0 years, using the simplified method, and a risk-free rate of 3.05%. The calculated fair value, $10,072 will be expensed ratably over the one-year vesting period.

On December 20, 2018, the Company granted five-year fully vested options to purchase 374,000 shares of common stock at an exercise price of $0.165 per share to employees. The options were valued with the Black-Scholes option pricing model using an expected volatility of 76.02% based upon the historical price of the company’s stock, an expected term of 2.5 years, using the simplified method and a risk-free rate of 2.55%. The calculated fair value, $28,973was recorded as expense during the year ended December 31, 2018.

On December 20, 2018, the Company granted five-year fully vested options to purchase 25,000 shares of common stock at an exercise price of $0.165 per share to a new employee in connection with their hiring. The options were valued with the Black-Scholes option pricing model using an expected volatility of 76.02% based upon the historical price of the company’s stock, an expected term of 2.5 years, using the simplified method and a risk-free rate of 2.55%. The calculated fair value, $1,937 was recorded as expense during the year ended December 31, 2018.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

A summary of options issued to directors under the 2017 and 2007 Plans and changes for the year ended December 31, 2018 and 2017 is as follows:

Options Issued to Directors

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	3,480,833	$0.86	6.93
Granted	690,000	$0.211	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2017	4,170,833	$0.75	6.54	$—
Exercisable at December 31, 2017	3,517,166	$0.86	5.395	$—

Weighted average fair value of options granted during the year ended December 31, 2017		$0.14

Balance at December 31, 2017	4,170,833	$0.75	6.54
Granted	690,000	$0.285	10.00
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(135,000)	$0.82	—
Outstanding at December 31, 2018	4,725,833	$0.68	6.29	$—
Exercisable at December 31, 2018	4,092,166	$0.75	5.75	$—

Weighted average fair value of options granted during the year ended December 31, 2018		$0.17

Upon the adoption of the Company’s Equity Incentive Plan on August 4, 2017 and as prescribed by the Plan, the Company issued ten-year options to purchase 690,000 shares of common stock to non-employee directors at an exercise price of $0.211 per share. The options vest on June 30, 2018, subject to continued service as a director. The options were valued with the Black-Scholes option pricing model using an expected volatility of 80.03% based upon the historical price of the company’s stock, an expected term of 5.5 years using the simplified method, and a risk-free rate of 1.88%. The calculated fair value, $100,918 will be recorded as expense over the vesting period.

In accordance with the Equity Incentive Plan, on July 1, 2018 the non-employee directors were granted ten- year options to purchase 690,000 shares of common stock to non-employee directors at an exercise price of $0.285 per share. The options vest on June 30, 2019, subject to continued service as a director. The options were valued with the Black-Scholes option pricing model using an expected volatility of 65.76% based upon the historical price of the company’s stock, an expected term of 5.5 years using the simplified method, and a risk-free rate of 2.77%. The calculated fair value, $116,482, is being recorded as expense over the vesting period.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Non-Employee, Non-Director Options

A summary of options issued to non-employees, non-directors under the 2017 and 2007 Plans and changes during the years ended December 31, 2018 and 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	20,000	$1.18	1.75
Granted	195,000	$0.25	5.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired		$—	—
Outstanding at December 31, 2017	215,000	$0.34	3.98	$1,359
Exercisable at December 31, 2017	215,000	$0.34	3.98	$1,359

Weighted average fair value of options granted during the year ended December 31, 2017		$0.18

Balance at December 31, 2017	215,000	$0.34	3.98
Granted	216,000	$0.15	5.0
Exercised	—	$—	—
Warrants exchanged for options	250,000	$0.34	1.6
Expired	(20,000)	$1.18	—
Outstanding at December 31, 2018	661,000	$0.25	5.30	$4,830
Exercisable at December 31, 2018	661,000	$0.25	5.30	$4.830

Weighted average fair value of options granted during the year ended December 31, 2018		$0.10

In January 2017, the Company granted five-year fully vested options to purchase 150,000 shares of common stock at an exercise price of $0.275 per share to the Company’s corporate lawyer in exchange for legal services.  The options were valued with the Black-Scholes option pricing model using an expected volatility of 99.06% based upon the historical price of the company’s stock, an expected term of five years, the term of the warrants and a risk-free rate of 1.88%. The calculated fair value, $30,703 was recorded as prepaid expense is being amortized over a twelve-month period.  In addition, the Company agreed to the exchange of warrants, held by its legal counsel, to purchase 250,000 shares at exercise prices of $0.27 and $0.34 per share into options with the identical remaining terms and conditions.

On December 13, 2017, the Company granted five-year fully vested options to purchase 45,000 shares of common stock at an exercise price of $0.1798 per share to consultants. The options were valued with the Black-Scholes option pricing model using an expected volatility of 72.11% based upon the historical price of the company’s stock, an expected term of 5 years, the term of the options and a risk-free rate of 2.125%. The calculated fair value, $4,847 was recorded as expense during the year ended December 31, 2017.

In January 2018, the Company granted ten-year fully vested options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share in exchange for legal services. The options were valued with the Black-Scholes option pricing model using a volatility of 65.97% based upon the historical price of the company’s stock, a term of ten years, the term of the warrants and a risk-free rate of 2.70%. The calculated fair value, $15,572 was recorded as prepaid expense and $14,274 was amortized to expense during the year ended December 31, 2018.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

On December 20, 2018, the Company granted five-year fully vested options to purchase 66,000 shares of common stock at an exercise price of $0.165 per share to consultants. The options were valued with the Black-Scholes option pricing model using an expected volatility of 76.02% based upon the historical price of the company’s stock, an expected term of 5.0 years, the term of the options and a risk-free rate of 2.55%. The calculated fair value, $6,854 was recorded as expense during the year ended December 31, 2018.

Warrants Issued for Settlement

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at December 31, 2016	600,000	$0.52	2.3
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(350,000)	$0.63	—
Outstanding at December 31, 2017	250,000	$0.37	3.5
Exercisable at December 31, 2017	250,000	$0.37	3.5

Weighted average fair value of warrants granted during the year ended December 31, 2017		N/A

Balance at December 31, 2017	250,000	$0.37	3.5
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	—	$—	—
Outstanding at December 31, 2018	250,000	$0.37	2.5
Exercisable at December 31, 2018	250,000	$0.37	2.5

Weighted average fair value of warrants granted during the year ended December 31, 2018		N/A

The Company did not issue any warrants as settlement during the years ended December 31, 2018 and 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Warrants issued for cash or services

A summary of warrants issued for cash or services and changes during the years ended December 31, 2018 and 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
Balance at December 31, 2016	15,133,564	$1.73	1.68
Granted	6,888,170	$2.00	2.0
Exercised	—	$—	—
Forfeited	—	$—	—
Expired	(7,980,392)	$1.96	—
Outstanding at December 31, 2017	14,041,342	$1.78	1.33
Exercisable at December 31, 2017	13,829,034	$1.78	1.31

Weighted average fair value of warrants granted during the year ended December 31, 2017		$0.26

Balance at December 31, 2017	14,041,342	$1.78	1.33
Granted	7,721,310	$2.00	2.0
Exercised	—	$—	—
Exchanged for options	(250,000)	$0.34	1.6
Expired	(5,853,172)	$1.87	—
Outstanding at December 31, 2018	15,659,480	$1.91	1.15
Exercisable at December 31, 2018	15,651,147	$1.91	1.15

Weighted average fair value of warrants granted during the year ended December 31, 2018		N/A

During the year ended December 31, 2017, the Company issued two-year warrants to purchase 6,491,344 shares of common stock at an exercise price at $2.00 per share in connection with private placements with four accredited investors, including the issuance of two-year warrants to purchase 2,284,093 shares of common stock to its president, chairman and principal shareholder.

During the year ended December 31, 2017, warrants to purchase 7,980,392 shares of common stock at exercise prices ranging from $0.63 to $2.00 per share expired.

In addition, during the year ended December 31, 2017, the Company issued two-year warrants to purchase 396,926 shares of common stock at an exercise price of $2.00 per share in connection with advances from its president, chairman and principal shareholder pursuant to a secured convertible line of credit agreement.

In January 2018, the Company agreed to the exchange of warrants held by its legal counsel, to purchase 250,000 shares at exercise prices of $0.27 and $0.34 per share into options with the identical remaining terms and conditions.

During the year ended December 31, 2018, the Company issued two-year warrants to purchase 7,721,310 shares of common stock at an exercise price at $2.00 per share in connection with private placements with three accredited investors, including the issuance of two-year warrants to purchase 2,231,893 shares of common stock to its president, chairman and principal shareholder.

During the year ended December 31, 2018, warrants to purchase 5,853,172 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share expired.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

8.

INCOME TAXES

Due to the net losses incurred, there was no income tax provision for the years ended December 31, 2018 and 2017. Deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$11,785,489	$10,852,456
Allowance for bad debt	66,033	55,224
Stock-based compensation	1,857,076	1,807,249
Depreciation	(2,282)	(9,903)
Gross deferred tax asset	13,706,316	12,700,026
Less: deferred tax asset valuation allowance	(13,706,316)	(12,700,026)
Total deferred tax asset	—	—
Less: Deferred tax liability – depreciation	—	—

Net deferred taxes	$—	$—

The Company had available at December 31, 2018, net operating loss carryforwards for federal and state tax purposes of approximately $42,757,777 that could be applied against taxable income in subsequent years through December 31, 2037 and $3,733,302 that may be carried forward indefinitely, subject to annual limitations. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes.

Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

On December 22, 2017, the Tax Act was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act will significantly impact the Company by reducing the federal corporate tax rate from 34% to 21%, effective January 1, 2018. However, at December 31, 2017, the deferred items were revalued based upon the new 21% tax rate. The valuation allowance increased by $1,006,290 during the year ended December 31, 2018.

Reconciliation of the differences between income tax expense (benefit) computed at the federal statutory tax rate of 21% and 34% for 2018 and 2017, respectively, and the provision for income tax expense (benefit) for the years ended December 31, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2018		2017
	Amount	%	Amount	%

Tax at U.S. statutory rate	$(842,931)	-21.00%	$(1,415,000)	-34.00%
State taxes, net of federal benefit	(173,805)	-4.33%	(150,648)	-3.62%
Other	10,446	0.26%	(357,550)	-8.59%
Change in Federal tax rate	—	0.00%	(2,305,727)	-55.4%
Change in valuation allowance	1,006,290	25.07%	4,228,925	101.61%
	$—	0.00%	$—	0.00%

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

9.

RELATED PARTY TRANSACTIONS

The following related parties are employed at GelTech:

•	The CTO’s sister–in-law is our Controller and her compensation is $1,269 per week,

•	The CTO’s mother is a receptionist and her compensation is $600 per week.

The Company has employment arrangements with its executive officers which are described in Note 10.

The Company has entered into a series of credit facilities with its president and principal stockholder as more fully described in Notes 6 and 7.  Our CEO, president and principal stockholder receives no compensation for his services to the Company.

During the years ended December 31, 2018 and 2017, the Company issued common stock and warrants to its president, chairman and principal shareholder in exchange for cash as more fully described in Note 7.

On January 23, 2015, the Company approved an amendment to the Employment Agreement of Mr. Peter Cordani, the Company's Founder, acting Chief Executive Officer and Chief Technology Officer. In addition to his salary, Mr. Cordani received 5% of the first $2 million of revenue generated by the Company in 2017 and 2016.

In August 2017, Company and Warren Mosler (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s president and chairman, continuing to serve as an officer of the Company. The Investor and our president and chairman were partners in a prior business. The Company had the right to direct the investor to purchase up to $150,000 of shares in any calendar month (although the parties could mutually agree to increase it in any calendar month). The price paid for the shares was the closing price of the Company’s common stock on the trading day immediately before the Company delivered its notice to the Investor. The Investor has purchased the full $1.8 million under the Agreement and is therefore not required to make any additional purchases.

During the year ended December 31, 2017, the Company issued 7,954,480 shares of common stock and two-year warrants to purchase 3,977,241 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $1,575,000 in connection with private placements.

During the year ended December 31, 2018, the Company issued 10,215,380 shares of common stock and two-year warrants to purchase 5,107,871 shares of common stock at an exercise price of $2.00 per share to the Investor and a Company owned by the investor in exchange for $1,930,000 in connection with private placements.

10.

COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space, on a month to month basis located in Jupiter, Florida. Rent expense for the years ended December 31, 2018 and 2017 was $115,403 and $114,720, respectively.

In February 2018, the Company entered into a two-year operating lease agreement for an office in Niwot, Colorado to better serve our Wildland fire customers. The lease began on March 1, 2018 and calls for 24 monthly payments of $2,250. In accounting for this operating lease, the Company elected to early adopt ASU 2016-02, Leases. As such, the Company calculated the fair value of the operating lease right of use asset and the operating lease liability, $50,313, by calculating the present value of the lease payments, discounted at 7.5%, the Company’s then incremental borrowing rate, over the term of the lease, 24 months. Amortization of the operating lease right of use asset amounted to $20,964 for the year ended December 31, 2018 and was included in operating expense.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

When we receive a purchase order from a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the year ended December 31, 2018, the total amount of freight recognized as revenue was $38,510.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the year ended December 31, 2018.  Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2018, the Company received a deposit of $14,970 from a new distributor which was credited toward a purchase of $14,249 in June 2018, leaving a balance of $721.

If we continued to apply legacy revenue recognition guidance for the year ended December 31, 2018, our revenues, gross margin, and net loss would not have changed. See Note 1—Revenue Recognition for the impact of our adoption of ASU No. 2014-09.

Revenue Disaggregation

We track our revenue by product. The following table summarizes our revenue by product for the years ended December 31, 2018 and 2017

	2018	2017
FireIce	$1,277,138	$848,445
Soil₂O	93,359	137,592
FireIce Shield	69,963	160,903
Other	10,478	4,236
Total	$1,450,938	$1,151,176

12.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018.  As of December 31, 2018, the Company had no cash equivalent balances that were not insured.

At December 31, 2018, four customers accounted for 17.7%, 17.5%, 13.8% and 12.7% of accounts receivable.

At December 31, 2017, four customers accounted for 38.8%, 19.5%, 18.9% and 11.1% of accounts receivable.

For the year ended December 31, 2018, two customers accounted for 12.0% and 10.5% of sales.

For the year ended December 31, 2017, two customers accounted for 16.2% and 14.1% of sales.

During the year ended December 31, 2018, sales primarily resulted from three sources, sales of FireIce®, Soil₂O® and FireIce Shield® which made up 87.4%, 6.4% and 4.8%, respectively. Of the FireIce® sales, 55.2% related to the sale of FireIce® products, 28.3% related to sales of the FireIce Eductors, EMFIDS, extinguishers and suppression systems and 13.9% revenues from base rental and emergency base services. Of the Soil₂O® sales, 13.4% related to traditional sales of Soil₂O® and 86.6% related to sales of Soil₂O® Dust Control. Of the FireIce Shield® sales, 49.1% related to FireIce Shield spray bottles after factoring out a credit of $12,928 for FireIce Shield canisters returned by a distributor, 14.2% consisted of sales of asset protection canisters and refills and 36.7% related to FireIce Shield® CTP units and related products.

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

Three vendors accounted for 24.7%, 15.0% and 13.9% of the Company’s approximately $478,000 in purchases of raw material and packaging during the year ended December 31, 2018.

One vendor accounted for 50.6% of the Company’s approximately $612,000 in purchases of raw material and packaging during the year ended December 31, 2017.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Approximately 12.7% of revenue was generated from customers outside the United States during the year ended December 31, 2018.

Approximately 24.3% of revenue was generated from customers outside the United States during the year ended December 31, 2017.

During the year ended December 31, 2017, our chairman and principal shareholder provided 100% of our debt financing.

13.

SUBSEQUENT EVENTS

Since January 1, 2019, the Company has issued 4,896,466 shares of common stock and two year warrants to purchase 2,448,233 shares of common stock at $2.00 per share in exchange for $900,000 in connection with private placements with two accredited investors, including the issuance of 1,465,990 shares and 732,995 warrants to its chairman and principal shareholder in exchange for $300,000.

In January 2019, the Company issued 4,762 shares of common stock to a consultant in exchange for consulting services valued at $900, based upon the market price of our common shares. In addition, the Company issued 14,992 shares of common stock in payment of commissions of $2,459.

On January 25, 2019, the Company granted five-year fully vested options to purchase 150,000 shares of the Company’s common stock to the Company’s corporate lawyer in exchange for legal services. The options vest immediately and are exercisable at $0.18 per share. The Company valued the options at $17,614 using the Black-Scholes option pricing model using a volatility of 79.98%, based upon the historical price of the Company’s common stock, an estimated term of 5 years, the term of the options, and a discount rate of 2.59%. The fair value will be recorded as prepaid expense and recognized ratably over the year ending December 31, 2019.

On January 25, 2019, the Company granted five-year fully vested options to purchase 150,000 shares of the Company’s common stock to its Vice President of Industrial Services. The options vest immediately and are exercisable at $0.18 per share. The Company valued the options at $13,223 using the Black-Scholes option pricing model using a volatility of 79.98%, based upon the historical price of the Company’s common stock, an estimated term of 2.5 years, using the simplified method, and a discount rate of 2.59%. The fair value will be recorded as expense during the three months ending March 31, 2019.