Form 10-Q
period 2019-03-31
GelTech Solutions, Inc.
filed 2019-05-03
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.001 par value per share	110,525,030 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash	$57,160	$69,809
Accounts receivable trade, net	137,554	112,816
Inventories	540,000	661,178
Prepaid expenses and other current assets	185,087	207,297
Total current assets	919,801	1,051,100

Furniture, fixtures and equipment, net	105,942	122,199
Operating lease right of use assets	23,060	29,349
Inventory not expected to be realized within one year	1,397,584	1,298,236
Deposits	18,336	18,336

Total assets	$2,464,723	$2,519,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$103,369	$176,257
Accrued expenses	338,650	276,465
Customer deposit	721	721
Operating lease liability – current portion	23,846	—
Insurance premium finance contract	35,716	63,249
Total current liabilities	502,302	516,692
Operating lease liability	—	30,071
Convertible notes - related party, net of discounts	981,979	979,448
Convertible line of credit – related party, net of discounts	3,155,933	3,122,367
Total liabilities	4,640,214	4,648,578

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 108,568,011 and 103,651,791shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	108,568	103,652
Additional paid in capital	54,867,498	53,900,638
Accumulated deficit	(57,151,557)	(56,133,648)
Total stockholders' deficit	(2,175,491)	(2,129,358)

	$2,464,723	$2,519,220

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Sales	$174,204	$262,879
Cost of goods sold	92,921	81,198

Gross profit	81,283	181,681

Operating expenses:
Selling, general and administrative expenses	987,323	1,004,891
Research and development	19,994	15,826
Total operating expenses	1,007,317	1,020,717

Loss from operations	(926,034)	(839,036)

Other income (expense)
Interest expense	(91,875)	(177,507)
Total other income (expense)	(91,875)	(177,507)

Net loss	$(1,017,909)	$(1,016,543)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	105,783,913	78,179,403

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2017	74,914,703	$74,915	$47,285,967	$(52,119,691)	$(4,758,809)

Common stock and warrants issued for cash	5,938,450	5,939	894,061	—	900,000
Common stock issued for cash	125,000	125	19,875	—	20,000
Common stock issued for services	16,767	17	2,883	—	2,900
Options issued for services	—	—	15,572	—	15,572
Options, warrants and stock appreciation rights vested	—	—	48,108	—	48,108
Net loss for the three months ended March 31, 2018	—	—	—	(1,016,543)	(1,016,543)
Balance March 31, 2018	80,994,920	$80,995	$48,266,467	$(53,136,234)	$(4,788,772)

Balance December 31, 2018	103,651,791	$103,652	$53,900,638	$(56,133,648)	$(2,129,358)
Common stock and warrants issued for cash	4,896,466	4,896	895,104	—	900,000
Common stock issued for services and commissions	19,754	20	3,428	—	3,448
Options and warrants vesting	—	—	50,714	—	50,714
Options issued for services	—	—	17,614	—	17,614
Net loss for the three months ended March 31, 2019	—	—	—	(1,017,909)	(1,017,909)
Balance March 31, 2019	108,568,011	$108,568	$54,867,498	$(57,151,557)	$(2,175,491)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,017,909)	$(1,016,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,572	—
Depreciation	16,257	25,316
Amortization of right of use assets	6,289	—
Amortization of debt discounts	36,097	49,047
Stock issued for services and commissions	3,448	2,900
Options issued for services	2,937	2,595
Employee stock option compensation expense	50,714	48,108
Changes in assets and liabilities:
Accounts receivable	(26,310)	(106,660)
Inventories	21,830	(6,451)
Prepaid expenses and other current assets	36,887	29,654
Accounts payable	(72,888)	38,304
Accrued expenses	62,185	139,240
Operating lease liability	(6,225)	(2,251)
Customer deposits	—	14,970
Net cash used in operating activities	(885,116)	(781,771)

Cash flows from Investing Activities
Purchases of equipment	—	(3,642)
Net cash used in investing activities	—	(3,642)

Cash flows from Financing Activities
Proceeds from sale of stock and warrants	900,000	900,000
Proceeds from sale of stock	—	20,000
Payments on insurance finance contract	(27,533)	(29,183)
Net cash provided by financing activities	872,467	890,817

Net increase (decrease) in cash and cash equivalents	(12,649)	105,404
Cash and cash equivalents - beginning	69,809	43,888
Cash and cash equivalents - ending	$57,160	$146,292

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,069	$949
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Operating lease right of use assets and lease obligation	$—	$50,313
Common stock options granted for prepaid services	$17,614	$15,572

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization

GelTech Solutions, Inc., or GelTech or the Company, generates revenue primarily from marketing products based around the following four product categories (1) the FireIce® family of products including FireIce® Pro and FireIce® 561, water enhancing powders that can be utilized both as a fire suppressant in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; FireIce® XT and FireIce® ST, wet mixed suppressants for extinguishers and fire suppression systems and our new addition, FireIce® Polar Eco-Foam, an environmentally friendly Class A foam (2) FireIce Shield®, a line of products used in industry by manufacturers, plumbers, and welders, and by police departments and first responders to protect assets from fire; (3) Soil₂O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction and mining Soil₂O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion, and (4) Soil₂O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: FireIce Gel, Inc., GelTech International, Inc. and Weather Tech Innovations, Inc. There has been no activity in FireIce Gel, Inc., Weather Tech Innovations, Inc. and GelTech International, Inc.

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The information included in these unaudited consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019.

Inventories

Inventories as of March 31, 2019 consisted of raw materials and finished goods in the amounts of $924,308 and $1,013,276, respectively. As of March 31, 2019, the Company estimated that raw materials in the amount $1,397,584 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet. As of March 31, 2019, the Company had approximately $61,399 of consignment inventory held by customers consisting primarily of FireIce 561, FireIce Pro, FireIce HVOF, HDU Wands and Eductors.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the three months ended March 31, 2019 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options granted for services, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

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

Leases

In connection with entering into a new lease agreement for our Wildland operations in Colorado in February 2018, the Company elected to early adopt the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating lease right of use asset and an operating lease liability as of March 31, 2018.  As of March 31, 2019, the entire balance of the lease liability has been reflected as a current liability.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2019, there were options to purchase 14,697,833 shares of the Company’s common stock, warrants to purchase 16,919,969 shares of the Company’s common stock and 9,134,594 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Effective January 1, 2019, the Company adopted ASU 2018-07 “Compensation – Stock Compensation (Topic718), Improvements to Nonemployee Share-Based Payment Accounting” which modified the accounting for non-employee stock-based compensation. This standard requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values using the same method as for employees. The adoption resulted in no cumulative effect on the Company’s retained earnings on the adoption date.

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

The fair values of stock options and warrants granted during the period from January 1, 2019 to March 31, 2019 were estimated using the following assumptions:

Risk free interest rate	2.59%
Expected term (in years)	2.5 - 5.0
Dividend yield	––
Volatility of common stock	79.98%
Estimated annual forfeitures	––

New Accounting Pronouncements

No Accounting Standards Updates (ASUs) which were not effective until after March 31, 2019 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of March 31, 2019, the Company had an accumulated deficit and stockholders’ deficit of $57,151,557 and $2,175,491, respectively, and incurred losses from operations and net losses of $926,034 and $1,017,909, respectively, for the three months ended March 31, 2019 and used cash in operations of $885,116 during the three months ended March 31, 2019.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three months ended March 31, 2019, the Company received $900,000 from private placements with two accredited investors, including $300,000 from its chairman and principal shareholder and $600,000 from an accredited investor who is a significant shareholder.

Management believes that additional funding from its chairman and principal shareholder, our other significant shareholder and the revenue prospects from the Wildland industry provide the opportunity for the Company to continue as a going concern.  Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue to attain profitable operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

NOTE 3 – Secured Convertible Note Agreements – Related Party

The Company currently has two debt facilities outstanding, both of them held by its chairman and principal shareholder.

One convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. In connection with the modification, the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the three months ended March 31, 2019, the Company recorded interest expense of $2,531 related to the amortization of the note discounts related to the warrants. As of March 31, 2019, the balance of the unamortized discount related to the warrants was $18,021. As of March 31, 2019, the principal balance on this note is $1,000,000 and accrued interest amounted to $56,849.

In connection with the February 2015 debt modifications described above, the Company entered into a Secured Revolving Convertible Line of Credit Agreement (the “Notes”) for up to $4 million with its chairman and principal shareholder. On April 8, 2016, the Company and its chairman and principal shareholder entered into the First Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $4 million to $5 million. On September 27, 2016, the Company and its chairman and principal shareholder entered into the Second Amendment to Secured Revolving Convertible Promissory Note Agreement increasing the credit facility from $5 million to $6 million. Under the agreements, the Company may, with the prior approval of its chairman and principal shareholder, receive advances under the secured convertible line of credit. Each advance bears an annual interest rate of 7.5%, is due December 31, 2020 and is convertible at the rate equal to the closing price of the Company’s common stock on the day prior to the date the parties agree to the advance. In addition, the Company will issue the Company’s chairman and principal shareholder two-year warrants to purchase shares of common stock at an exercise price of $2.00 per share. The number of warrants issued equals 50% of the number of shares issuable upon the conversion of the related advance.

In July 2018, the Company issued 9,379,473 shares of common stock to its chairman and principal shareholder upon the conversion of $2.5 million of the Notes. The Notes were converted at prices ranging from $0.21 to $0.35 per share. No gain or loss was recorded relating to the fair value of the shares exchanged because the debt was converted based upon the contractual terms of the Notes. In addition to the conversion, the Company’s chairman, CEO and principal shareholder agreed to reduce the annual interest rate on the remaining Notes and a $1 million Secured Convertible Promissory Note from 7.5% to 5.0%. The remaining Notes are convertible at prices ranging from $0.35 to $0.82 per share.  Because the change in interest rates did not significantly affect the present value of the remaining debt it has been treated as a debt modification.

During the three months ended March 31, 2019, the Company has recognized interest expense of $33,566 related to the amortization of loan discounts. As of March 31, 2019, the principal balance of the advances was $3,395,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $119,533 and $119,534, respectively. Accrued interest on the advances amounted to $245,401 as of March 31, 2019.

A summary of notes payable and related discounts as of March 31, 2019 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(18,021)	$981,979
Secured Convertible Line of Credit	3,395,000	(239,067)	3,155,933
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$4,395,000	$(257,088)	$4,137,912

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

NOTE 4 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share with such rights, preferences and limitation as may be set from time to time by resolution of the board of directors and the filing of a certificate of designation as required by Delaware General Corporation Law.

Common Stock

The Company has authorized 200,000,000 shares of $0.001 par value common stock.

During the three months ended March 31, 2019, the Company issued 4,896,466 shares of common stock and two-year warrants to purchase 2,448,233 shares of common stock with an exercise price of $2.00 per share to two accredited investors in exchange for $900,000, including the issuance of 1,465,990 shares of common stock and 732,995 warrants to the Company’s chairman and principal shareholder in exchange for $300,000.

During the three months ended March 31, 2019, the Company issued 4,762 shares of common stock to consultants in exchange for consulting services rendered valued at $900, based upon the fair market price of our common shares at the grant date.

During the three months ended March 31, 2019, the Company issued 14,992 shares of common stock in payment of commissions in the amount of $2,548, based upon the fair market value of the common shares.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2019 to March 31, 2019, was $50,306 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2019, the total compensation cost for stock options not yet recognized was approximately $44,296.  This cost will be recognized over the remaining vesting term of the options of approximately two years.

Stock-based awards granted to non-employees, in the form of options to purchase the Company’s common stock, are valued at the grant date at fair value in accordance ASU 2018-07 “Compensation – Stock Compensation (Topic718), Improvements to Nonemployee Share-Based Payment Accounting” which modified the accounting for non-employee stock-based compensation in accordance with ASC 505-50-25, “Equity Based Payments to Non-Employees,” that requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values.  Stock based compensation to non-employees recognized for the three months ended March 31, 2019 was $408.

During the three months ended March 31, 2019 the Company granted five-year options to purchase 150,000 shares of common stock at an exercise price of $0.18 per share to our Vice President of Industrial Services. The options were valued on the grant date with the Black-Scholes option pricing model using a volatility of 79.98% based upon the historical price of the company’s stock, a term of 2.5 years, using the simplified method, and a risk-free rate of 2.59%. The calculated fair value, $13,223 was included in the $50,306 expense during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company granted five-year options to purchase 150,000 shares of common stock at an exercise price of $0.18 per share in exchange for legal services.  The options were valued on the grant date with the Black-Scholes option pricing model using a volatility of 79.98% based upon the historical price of the company’s stock, a term of five years, the term of the options and a risk-free rate of 2.59%. The calculated fair value, $17,614 was recorded as prepaid expense and will be amortized over twelve months. For the three months ended March 31, 2019, $2,937 was amortized to expense.

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the three months ended March 31, 2019, there were no warrants granted for settlements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Warrants Issued for Cash or Services

During the three months ended March 31, 2019, two-year warrants to purchase 1,437,744 shares of common stock at $2.00 per share, held by three accredited investors, expired, of which 589,234 were held by our chairman and principal shareholder.

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2019, the Company issued stock and warrants to its chairman and principal shareholder in exchange for cash as more fully described in Note 4.

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

During the three months ended March 31, 2019, the Company issued 3,430,475 shares of common stock and two-year warrants to purchase 1,715,238 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $600,000 in connection with private placements.

NOTE 6 – Commitments and Contingencies

In February 2018, the Company entered into a two-year operating lease agreement for an office in Niwot, Colorado to better serve our Wildland fire customers. The lease began on March 1, 2018 and calls for 24 monthly payments of $2,250. In accounting for this operating lease, the Company elected to early adopt ASU 2016-02, Leases. As such, the Company calculated the fair value of the operating lease right of use asset and the operating lease liability, $50,313, by calculating the present value of the lease payments, discounted at 7.5%, the Company’s then incremental borrowing rate.  Amortization of right of use assets in the amount of $6,289 was included in operating expense for the three months ended March 31, 2019.

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

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

NOTE 7 – Revenue Recognition

The revenue that we recognize arises from purchase orders we receive from our customers. Our performance obligations under the purchase orders correspond to each shipment of product that we make to our customer under the purchase order. As a result, each purchase order generally contains more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of our products transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to our product or when the customer assumes risk of loss of our product. The transfer of control generally occurs at a point of shipment from either our warehouse or our third-party fulfillment centers. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

When we receive a purchase order from a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the three months ended March 31, 2019, the total amount of freight recognized as revenue was $12,798.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2019. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

Revenue Disaggregation

We track our revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2019:

FireIce	$136,293
Soil₂O	19,806
FireIce Shield	17,834
Other	271
Total	$174,204

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

NOTE 8 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2019. As of March 31, 2019, there were no cash balances held in depository accounts that are not insured.

At March 31, 2019, two customers accounted for 51.9% and 15.2% of accounts receivable.

For the three months ended March 31, 2019, one customer accounted for 41.5% of sales.

Approximately 11.7% of revenue was generated from customers outside the United States during the three months ended March 31, 2019.

During the three months ended March 31, 2019, sales primarily resulted from three products, FireIce®, Soil₂O® and FireIce Shield® which made up 78.2%, 11.4% and 10.2%, respectively, of total sales. Of the FireIce® sales, 34.5% related to the sale of FireIce® products, 53% related to the sale of components and product for 15 stadium box suppression systems and 12.5% related to sales of FireIce extinguishers, eductors and other equipment. Of the Soil₂O® sales, 58.2% related to traditional sales of Soil₂O® and 41.8% related to sales of Soil₂O® Dust Control. Of the FireIce Shield® sales, 7.6% consisted sales of asset protection canisters and refills, 40.9% related to FireIce Shield® CTP units and products, and 51.5% consisted of sale of spray bottles for use by welders and plumbers.

Four vendors accounted for 25.9%, 19.4%, 16.9% and 13.2% of the Company’s approximately $81,500 in purchases of raw material, finished goods and packaging during the three months ended March 31, 2019.

NOTE 9 – Subsequent Events

Since April 1, 2019, the Company has issued 1,945,776 shares of common stock and two-year warrants to purchase 972,888 shares at $2.00 per share in exchange for $300,000 in connection with private placements with our chairman and principal shareholder.

In April 2019, a consultant exercised options to purchase 3,637 shares of common stock at an exercise price of $0.165 per share in exchange for $600 of consulting fees owed to the consultant.

In April 2019, the Company issued 7,606 shares of common stock to an employee in payment of commissions in the amount of $1,369. The shares were granted based upon the market value of the common stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2019.

Overview

GelTech Solutions, Inc.,  (“GelTech” or the “Company”), generates revenue primarily from marketing products based around the following four product categories (1) the FireIce® family of products including FireIce® Pro and FireIce® 561, water enhancing powders that can be utilized both as a fire suppressant in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as a medium-term fire retardant to protect wildlands, structures and firefighters; FireIce® XT and FireIce® ST, wet mixed suppressants for extinguishers and fire suppression systems and our new addition, FireIce® Polar Eco-Foam, an environmentally friendly Class A foam (2) FireIce Shield®, a line of products used in industry by manufacturers, plumbers, and welders, and by police departments and first responders to protect assets from fire; (3) Soil₂O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction and mining Soil₂O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion, and (4) Soil₂O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers.

The Company also markets equipment that is used in the application of these primary products including (1) Emergency Manhole FireIce Delivery System (“EMFIDS”) an innovative system designed to deliver FireIce® into a manhole in the event of a fire or explosion (2) the FireIce Shield CTP System, a mobile spray unit that can be used to protect communication tower electronics during hot work and (3) FireIce® Home Defense Unit, a system for applying FireIce® to structures to protect them from wildfires.

2019 Highlights

In early 2019, the Company delivered major components and FireIce product for the construction of fire suppression systems in 15 portable modular stadium box units which were employed during a major sporting event in South Florida. These systems were an offshoot of the transformer room systems we installed last year for an electric utility.

The wildland team has submitted a new colored formulation for evaluation by the United States Forest Service (“Forest Service”) for inclusion on the Qualified Products List.  We have received assurances from the Forest Service that upon the successful completion of preliminary toxicity testing, the new formulation will be approved for experimental use by federal agencies this coming summer.

We have engaged a new distributor in South Africa that intends to utilize our FireIce XT product in their vehicle suppression business as well as distribute extinguishers and our FireIce Shield products throughout sub-Saharan Africa.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2019	2018	(Dollars)	(Percentage)
Sales	$174,204	$262,879	$(88,673)	(33.7%)
Cost of Goods Sold	92,921	81,198	11,723	14.4%
Gross Profit	81,283	181,681	(100,398)	(55.3%)
Operating Expenses:
Selling General and Administrative	987,323	1,004,891	(17,568)	(1.8%)
Research and Development	19,994	15,286	4,168	26.3%
Loss from Operations	(926,034)	(839,036)	(86,998)	(10.4%)
Other Income (Expense)	(91,875)	(177,507)	85,632	(48.2%)
Net Loss	$(1,017,909)	$(1,016,543)	$(1,366)	(0.13%)

Sales

Sales of product during the three months ended March 31, 2019 (“2019 Quarter”) consisted primarily of $137,293 for FireIce® and related products, $19,805 for Soil₂O ® and $17,834 for FireIce Shield®. FireIce® sales primarily consisted of $72,250 related to the sales of equipment and FireIce product used to install fire suppression systems in 15 portable modular stadium box units, $15,820 of FireIce product sales, $32,250 for sales of our new FireIce Polar Ecofoam product and $16,973 for sales of eductors, extinguishers and other equipment. The Soil₂O ® sales consisted of sales of our new Soil₂O Golf product of $11,240 and sales of Soil₂O ® dust control of $8,656. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles of $9,151, FireIce Shield CTP units and product of $7,292 and sales of FireIce Shield Canisters and refills of $1,361. The decrease in 2019 sales as compared to 2018 sales is primarily related to a large offseason wildland agency order in 2018 and the absence of product orders from the Bahamas.

Both FireIce® and Soil₂O ® dust control sales are seasonal in nature with both peak seasons lasting from March through October; we anticipate FireIce Shield® sales to be less seasonal. We expect additional agencies to join our growing roster of wildland agencies using FireIce and our existing agencies to begin purchase our new FireIce Polar Ecofoam product. Our FireIce and Soil₂O Dust Control products are gaining acceptance from industrial agricultural organizations needing to protect crop stockpiles and to control dust on unpaved roadways.  Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the lower gross margin associated with sale of tanks and product for the 15 mobile stadium box suppression systems we sold in 2019. Cost of sales as a percentage of sales was 53.3% for the 2019 Quarter as compared to 30.9% for the three months ended March 31, 2018 (“2018 Quarter”). The future cost of sales as a percentage of sales is dependent on the sales mix but we expect it will be consistent with the cost of sales percentage of 35% we experienced for the year ended December 31, 2018.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the 2019 Quarter were consistent with the 2018 Quarter. Minor Increases in salaries and benefits, and sales and marketing were offset by decreases in professional fees, general and administrative and facilities.

Research and Development Expenses

The research and development expenses for the 2019 Quarter and 2018 Quarter related primarily to initial research into potential new product applications.

Loss from Operations

The increase in loss from operations in the 2019 Quarter as compared to the 2018 Quarter resulted from the lower sales and gross profit and the slightly higher research and development costs.

Other Income (Expense)

Other expense during the 2019 Quarter and the 2018 Quarter consisted of interest expense. The decrease in interest expense is due to the reduction of our outstanding debt from the conversion of a secured convertible note in the amount of $2.5 million in July 2018.

Net Loss

The net loss for the 2019 Quarter was consistent with the net loss for the 2018 Quarter with the lower gross profit being offset by the lower operating and other expense.  Net loss per common share was $0.01 the both for the 2019 Quarter and the 2018 Quarter. The weighted average number of shares outstanding for the 2019 Quarter and 2018 Quarter were 105,783,913 and 78,179,403, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Quarter Ended March 31,
	2019	2018

Net cash used in operating activities	$(885,116)	$(781,771)
Net cash used in investing activities	—	(3,642)
Net cash provided by financing activities	872,467	890,817
Net increase (decrease) in cash and cash equivalents	$(12,649)	$105,044

Net Cash Used in Operating Activities

Net cash used during the 2019 Quarter resulted primarily from the net loss of $1,017,909 and increases in accounts receivable of $26,310 and decreases in accounts payable of $72,888. These were partially offset by decreases in inventory of $21,830 and prepaid expenses of $22,210 and increases in accrued liabilities of $62,185, plus equity-based compensation of $50,714 and amortization of debt discounts of $36,097.

Net cash used during the 2018 Quarter resulted primarily from the net loss of $1,016,543 and an increase in accounts receivable of $106,660, which were partially offset by increases in accounts payable and accrued expenses of $38,304 and $139,240, respectively, equity-based compensation of $48,108, amortization of debt discounts of $48,047, decreases in prepaid expenses of $16,677 and an increase in customer deposits of $14,970.

Net Cash Used in Investing Activities

Net cash used in investing activities for the 2019 Quarter was zero and for the 2018 Quarter consisted of purchases of furniture for the new Colorado office.

Net Cash Provided By Financing Activities

During the 2019 Quarter, the Company received $900,000 in exchange for 4,896,466 shares of common stock and two year warrants to purchase 2,448,233 shares of common stock at an exercise price of $2.00 per share in connection with private placements with two accredited investors, including $300,000 in exchange for 1,465,990 shares of common stock and 732,995 warrants from our chairman, CEO and principal shareholder.

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

Historical Financings

Since January 1, 2019, through the issuance date of this report, the Company has received $1,200,000 in exchange for the issuance of 6,842,242, shares of common stock and two-year warrants to purchase 3,421,121 shares of common stock for $2.00 per share in connection with private placements with two accredited investors, including $600,000 in exchange for 3,411,766 shares and 1,705,883 warrants from our chairman, CEO and principal shareholder.

In August 2017, the Company and Warren Mosler, a large shareholder of the Company (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018. Prior to the full $1.8 million of shares being purchased under the Stock Purchase Agreement, the Company had the right to direct the Investor to purchase up to $150,000 of shares in any calendar month. The Investor has purchased the full $1.8 million under the Stock Purchase Agreement and therefore is no longer required to purchase shares of the Company’s common stock; although he has continued to do so. Since August 1, 2017 to the date of this report, the Investor has purchased 18,866,525 shares and 9,433,265 warrants for $3,455,000 under the Agreement and outside of the Agreement, collectively.  We can provide no assurances that the Investor will continue to make purchases of our securities.

Liquidity and Capital Resource Considerations

As of May 3, 2019, we had approximately $157,000 in available cash.

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

Other than the classification of inventory discussed in Note 1, there were no material changes to our principal accounting estimates during the period covered by this report.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 1 to the Unaudited Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity, anticipated capital asset requirements, expected results from adding additional distributors, increased revenues and expected increase in sales of our products (including additional agencies using FireIce). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, or our principal shareholder and/or the Investor suffering unanticipated liquidity issues or ceasing to fund our operations.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2018 filed on March 28, 2019.  Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Consultant (1)	January 2019	4,762 shares of common stock	Shares issued to a consultant for services rendered
Employee	January 2019	14,992 shares of common stock	Shares issued for commissions

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

GELTECH SOLUTIONS, INC.

May 3, 2019	/s/ Michael Reger
Michael Reger
Chief Executive Officer (Principal Executive Officer)

May 3, 2019	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 100 million shares of common stock	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 150 million shares of common stock	10-Q	2/16/16	3.1(b)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
10.1	Lincoln Park Purchase Agreement dated August 11, 2015	8-K	8/12/15	10.1
10.2	Lincoln Park Registration Rights Agreement dated August 11, 2015	8-K	8/12/15	10.2
10.3	Amendment No. 1 Lincoln Park Warrant	8-K	8/12/15	10.3
10.4	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.5	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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