Form 10-Q
period 2019-09-30
GelTech Solutions, Inc.
filed 2019-11-08
CIK 1403676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Common Stock, $0.001 par value per share	112,946,401 shares

PART I – FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30	As of December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash	$38,626	$69,809
Accounts receivable trade, net	176,931	112,816
Inventories	583,668	661,178
Prepaid expenses and other current assets	167,692	207,297
Total current assets	966,917	1,051,100

Furniture, fixtures and equipment, net	102,945	122,199
Operating lease right of use assets	10,482	29,349
Inventory not expected to be realized within one year	1,486,584	1,298,236
Deposits	18,336	18,336

Total assets	$2,585,264	$2,519,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$214,668	$176,257
Accrued expenses	424,059	276,465
Customer deposit	721	721
Operating lease liability – current portion	10,482	—
Insurance premium finance contract	57,048	63,249
Total current liabilities	706,978	516,692
Operating lease liability	—	30,071
Note payable – related party	1,070,000
Convertible notes - related party, net of discounts	987,123	979,448
Convertible line of credit – related party, net of discounts	3,224,185	3,122,367
Total liabilities	5,988,286	4,648,578

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 112,946,401 and 103,651,791 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	112,946	103,652
Additional paid in capital	55,595,055	53,900,638
Accumulated deficit	(59,111,023)	(56,133,648)
Total stockholders' deficit	(3,403,022)	(2,129,358)

Total liabilities and stockholders' deficit	$2,585,264	$2,519,220

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$491,927	$607,596	$981,701	$1,268,032
Cost of goods sold	274,249	209,090	519,559	414,687
Gross profit	217,678	398,506	462,142	853,345

Operating expenses:
Selling, general and administrative expenses	1,038,558	1,042,127	3,048,154	3,183,426
Research and development	24,113	8,587	106,594	42,148

Total operating expenses	1,062,671	1,050,714	3,154,748	3,225,574

Loss from operations	(844,993)	(652,208)	(2,692,606)	(2,372,229)

Other income (expense)
Interest income	6	4	15	7
Loss on conversion of debt	—	(129,936)	—	(129,936)
Interest expense	(101,002)	(103,953)	(284,784)	(461,276)
Total other income (expense)	(100,996)	(233,885)	(284,769)	(591,205)

Net loss	$(945,989)	$(886,093)	$(2,977,375)	$(2,963,434)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	112,942,858	96,687,944	109,922,727	86,819,775

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2017	74,914,703	$74,915	$47,285,967	$(52,119,691)	$(4,758,809)
Common stock and warrants issued for cash	10,722,776	10,723	2,169,277	—	2,180,000
Common stock issued for cash	484,919	485	95,515	—	96,000
Common stock issued for services	36,944	37	7,001	—	7,038
Options issued for services	—	—	15,572	—	15,572
Common stock issued to convert notes	9,379,473	9,379	2,490,621	—	2,500,000
Common stock issued for interest	3,249,348	3,249	716,382	—	719,631
Common stock issued for option exercise	20,000	20	3,576	—	3.596
Options and warrants vested	—	—	138,362	—	138,362
Net loss for the nine months ended September 30, 2018	—	—	—	(2,963,434)	(2,963,434)
Balance September 30, 2018	98,808,163	$98,808	$52,922,272	$(55,083,125)	$(2,062,045)

Balance June 30, 2018	87,294,690	$87,295	$49,720,584	$(54,197,032)	$(4,389,153)
Common stock and warrants issued for cash	2,052,243	2,052	652,948	—	655,000
Common stock issued for cash	47,525	48	11,952	—	12,000
Common stock issued for services	14,232	14	3,224	—	3,238
Common stock issued to convert notes	9,379,473	9,379	2,490,621	—	2,500,000
Common stock issued for option exercise	20,000	20	3,576	—	3,596
Options and warrants vested	—	—	39,368	—	39,368
Net loss for the three months ended September 30, 2018	—	—	—	(886,093)	(886,093)
Balance September 30, 2018	98,808,163	$98,808	$52,922,272	$(55,083,125)	$(2,062,045)

Balance December 31, 2018	103,651,791	$103,652	$53,900,638	$(56,133,648)	$(2,129,358)
Common stock and warrants issued for cash	9,255,164	9,255	1,565,745	—	1,575,000
Common stock issued for services and commissions	39,446	39	6,796	—	6,835
Options and warrants vesting	—	—	104,262	—	104,262
Options issued for services	—	—	17,614	—	17,614
Net loss for the nine months ended September 30, 2019	—	—	—	(2,977,375)	(2,977,375)
Balance September 30, 2019	112,946,401	$112,946	$55,595,055	$(59,111,023)	$(3,403,022)

Balance June 30, 2019	112,937,952	$112,938	$55,577,157	$(58,165,034)	$(2,474,939)
Common stock issued for services and commissions	8,449	8	1,410	—	1,418
Options and warrants vested	—	—	16,488	—	16,488
Net loss for the three months ended September 30, 2019	—	—	—	(945,989)	(945,989)
Balance September 30, 2019	112,946,401	$112,946	$55,595,055	$(59,111,023)	$(3,403,022)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,977,375)	$(2,963,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,572	10,653
Depreciation	59,348	63,344
Amortization of right of use assets	—	14,675
Amortization of debt discounts	109,493	137,265
Loss on conversion of debt	—	129,936
Stock issued for services and commissions	6,835	7,038
Options issued for services	17,614	15,572
Stock option compensation expense	104,262	138,362
Changes in assets and liabilities:
Accounts receivable	(65,687)	(289,682)
Inventories	(110,838)	36,372
Prepaid expenses and other current assets	105,300	90,400
Other assets	—	(2,250)
Accounts payable	38,411	83,081
Accrued expenses	147,594	325,915
Operating lease liability	(722)	(14,132)
Customer deposits	—	721
Net cash used in operating activities	(2,564,193)	(2,216,164)

Cash flows from Investing Activities
Purchases of equipment	(40,094)	(15,067)
Net cash used in investing activities	(40,094)	(15,067)

Cash flows from Financing Activities
Proceeds from sale of stock and warrants	1,575,000	2,180,000
Proceeds from note payable – related party	1,070,000	—
Proceeds from sale of stock	—	96,000
Proceeds from option exercise	—	3,596
Payments on insurance finance contract	(71,896)	(74,177)
Net cash provided by financing activities	2,573,104	2,205,419

Net decrease in cash and cash equivalents	(31,183)	(25,812)
Cash and cash equivalents - beginning	69,809	43,888
Cash and cash equivalents - ending	$38,626	$18,076

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Continued

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,580	$2,207
Cash paid for income taxes	$—	$—

Supplementary Disclosure of Non-cash Investing and Financing Activities:
Operating lease right of use assets and lease obligation	$—	$50,313
Stock issued for accrued interest	$—	$719,631
Stock issued to convert debt	$—	$2,500,000
Stock options granted for prepaid services	$17,614	$15,572
Prepaid insurance and related premium finance contracts	$65,695	$60,356

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Inventories

Inventories as of September 30, 2019 consisted of raw materials and finished goods in the amounts of $972,372 and $1,097,880, respectively. As of September 30, 2019, the Company estimated that raw materials and finished goods in the amount $1,486,584 would most likely not be consumed in the next twelve months and therefore reclassified that amount to long term inventory in the unaudited consolidated balance sheet. As of September 30, 2019, the Company had approximately $82,847 of consignment inventory held by customers consisting primarily of FireIce 561, FireIce Pro, FireIce HVOF, HDU Wands and Equipment.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Significant estimates for the nine months ended September 30, 2019 include the allowance for doubtful accounts, depreciation and amortization, valuation and classification of inventories, valuation of options granted for services, valuation of common stock granted for services or debt conversion and the valuation of deferred tax assets.

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

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2019. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

Leases

In connection with entering into a new lease agreement for our Wildland operations in Colorado in February 2018, the Company elected to early adopt the provisions of ASU 2016-02, Leases. As such, the Company recorded an operating lease right of use asset and an operating lease liability as of March 31, 2018. As of September 30, 2019, the entire balance of the lease liability has been reflected as a current liability.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2019, there were options to purchase 15,136,059 shares of the Company’s common stock, warrants to purchase 15,816,066 shares of the Company’s common stock and 9,134,594 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

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

The fair values of stock options and warrants granted during the period from January 1, 2019 to September 30, 2019 were estimated using the following assumptions:

Risk free interest rate	1.81% - 2.59%
Expected term (in years)	2.5 - 5.5
Dividend yield	––
Volatility of common stock	72.89% - 79.98%
Estimated annual forfeitures	––

New Accounting Pronouncements

No Accounting Standards Updates (ASUs) which were not effective until after September 30, 2019 are expected to have a significant effect on the Company's consolidated financial position or results of operations.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

NOTE 2 – Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of September 30, 2019, the Company had an accumulated deficit and stockholders’ deficit of $59,111,023 and $3,403,022, respectively, and incurred losses from operations and net losses of $2,692,606 and $2,977,375, respectively, for the nine months ended September 30, 2019 and used cash in operations of $2,564,193 during the nine months ended September 30, 2019.  In addition, the Company has not yet generated revenue sufficient to support ongoing operations. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the filing date of this report. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2019, the Company received $1,575,000 from private placements with two accredited investors, including $675,000 from its chairman and principal shareholder and $900,000 from a director, an accredited investor who is also a significant shareholder.  In addition, the Company received $1,070,000 from its chairman and principal shareholder in exchange for a secured promissory note.

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

One convertible note in the amount of $1,000,000 dated July 11, 2013 related to a new funding on that date. The note bore annual interest of 7.5%, was convertible at $1.00 per share and was due July 10, 2018. In connection with the note, the Company issued five–year warrants to purchase 500,000 shares of common stock at an exercise price of $1.30 per share. On February 12, 2015, this note was modified by securing the note with all the assets of the Company, by extending the due date of the note from July 10, 2018 to December 31, 2020 and by reducing the conversion rate of the note from $1.00 to $0.35 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470. In connection with the modification, the Company recorded a note discount of $60,390, related to the relative fair value of the warrants attached to the note. For the nine months ended September 30, 2019, the Company recorded interest expense of $7,675 related to the amortization of the note discounts related to the warrants. Interest expense for the nine months ended September 30, 2019 amounted to $37,534. As of September 30, 2019, the balance of the unamortized discount related to the warrants was $12,877. As of September 30, 2019, the principal balance on this note is $1,000,000 and accrued interest amounted to $82,055.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

During the nine months ended September 30, 2019, the Company has recognized interest expense of $101,818 related to the amortization of loan discounts. As of September 30, 2019, the principal balance of the advances was $3,395,000 and the balance of the unamortized discounts related to the warrants and the beneficial conversion feature was $85,407 and $85,408, respectively. Accrued interest on the advances amounted to $ 330,973 as of September 30, 2019.

On June 18, 2019, the Company received $500,000 from its Chairman and principal shareholder in exchange for a $500,000 secured promissory note bearing interest of LIBOR plus 2%, not to exceed 7%, payable quarterly with principal due September 30, 2022. In addition, during the three months ended September 30, 2019, the Company received an additional $570,000 in exchange for note amendments with the same terms.  For the nine months ended September 30, 2019, the Company recognized interest expense of $8,009 related to this note.  As of September 30, 2019, the principal balance of the notes was $1,070,000 and the accrued interest was $8,009.

A summary of notes payable and related discounts as of September 30, 2019 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount

Related parties
Secured Convertible notes payable	$1,000,000	$(12,877)	$987,123
Secured Convertible Line of Credit	3,395,000	(170,815)	3,224,185
Secured promissory notes payable	1,070,000	—	1,070,000
Less current portion	—	—	—
Secured convertible notes payable and line of credit, net of current portion	$5,465,000	$(183,692)	$5,281,308

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

During the nine months ended September 30, 2019, the Company issued 9,255,164 shares of common stock and two-year warrants to purchase 4,627,582 shares of common stock with an exercise price of $2.00 per share to two accredited investors in exchange for $1,575,000 including the issuance of 3,911,766 shares of common stock and 1,955,883 warrants to the Company’s chairman and principal shareholder in exchange for $675,000.

During the three months ended March 31, 2019, the Company issued 4,762 shares of common stock to consultants in exchange for consulting services rendered valued at $900, based upon the $0.189 quoted price per share of our common shares at the grant date.

During the nine months ended September 30, 2019, the Company issued 27,410 shares of common stock in payment of commissions in the amount of $4,735, based upon the fair market value of the common shares.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

During the three months ended June 30, 2019, the Company issued 3,637 shares of common stock in connection with the exercise of options by a consultant with an exercise price of $0.165 per share.

During the three months ended September 30, 2019, the Company issued 3,637 shares of common stock in connection with the exercise of options by a consultant with an exercise price of $0.165 per share.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period January 1, 2019 to September 30, 2019, was $103,446 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2019, the total compensation cost for stock options not yet recognized was approximately $49,184. This cost will be recognized over the remaining vesting term of the options of approximately one year.

Stock-based awards granted to non-employees, in the form of options to purchase the Company’s common stock, are valued at the grant date at fair value in accordance ASU 2018-07 “Compensation – Stock Compensation (Topic718), Improvements to Nonemployee Share-Based Payment Accounting” which modified the accounting for non-employee stock-based compensation in accordance with ASC 505-50-25, “Equity Based Payments to Non-Employees,” that requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values. Stock based compensation to non-employees recognized for the nine months ended September 30, 2019 was $816.

During the three months ended March 31, 2019, the Company granted five-year options to purchase 150,000 shares of common stock at an exercise price of $0.18 per share to our Vice President of Industrial Services. The options were valued on the grant date with the Black-Scholes option pricing model using a volatility of 79.98% based upon the historical price of the company’s stock, a term of 2.5 years, using the simplified method, and a risk-free rate of 2.59%. The calculated fair value, $13,223 was included in the $86,958 expense noted above for the nine months ended September 30, 2019.

During the three months ended March 31, 2019, the Company granted five-year options to purchase 150,000 shares of common stock at an exercise price of $0.18 per share in exchange for legal services.  The options were valued on the grant date with the Black-Scholes option pricing model using a volatility of 79.98% based upon the historical price of the Company’s stock, a term of five years, the term of the options and a risk-free rate of 2.59%. The calculated fair value, $17,614 was recorded as prepaid expense and will be amortized over twelve months. For the nine months ended September 30, 2019, $7,341 was amortized to expense.

In June 2019, the Company granted five-year options to purchase 5,000 shares of common stock at an exercise price of $0.16 per share to a new employee.  The options were immediately vested and were valued on the grant date with the Black-Scholes option pricing model using a volatility of 74.85% based upon the historical price of the company’s stock, a term of 2.5 years, using the simplified method and a risk-free rate of 1.88%. The calculated fair value, $367 was included in the $86,958 expense noted above for the nine months ended September 30, 2019.

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

Warrants to Purchase Common Stock

Warrants Issued as Settlements

During the nine months ended September 30, 2019, there were no warrants granted for settlements.

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Warrants Issued for Cash or Services

During the nine months ended September 30, 2019, the Company issued two-year warrants to purchase 4,627,582 shares of common stock with an exercise price of $2.00 per share to two accredited investors, including the issuance of 1,955,883 warrants to the Company’s chairman and principal shareholder in connection with the private placements described above.

During the nine months ended September 30, 2019, two-year warrants to purchase 4,704,329 shares of common stock at $2.00 per share, held by four accredited investors, expired, of which 1,688,879 were held by our chairman and principal shareholder.

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2019, the Company issued stock and warrants, and entered into secured note agreements with its chairman and principal shareholder in exchange for cash as more fully described in Note 3 and Note 4.

In August 2017, the Company and Warren Mosler (the “Investor”) entered into a Stock Purchase Agreement whereby the Investor committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018, subject to the Company’s chairman, continuing to serve as an officer of the Company. The Investor and our chairman were partners in a prior business. The Company had the right to direct the Investor to purchase up to $150,000 of shares in any calendar month (although the parties could mutually agree to increase it in any calendar month). The price paid for the shares was the closing price of the Company’s common stock on the trading day immediately before the Company delivered its notice to the Investor. The Investor has purchased the full $1.8 million under the Agreement and is therefore not required to make any additional purchases.  In June 2019, unrelated to the Stock Purchase Agreement, the Investor was appointed to the Company’s Board of Directors. During the nine months ended September 30, 2019, the Company issued 5,343,398 shares of common stock and two-year warrants to purchase 2,671,699 shares of common stock at an exercise price of $2.00 per share to the Investor in exchange for $900,000 in connection with private placements.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

When we receive a purchase order from a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the nine months ended September 30, 2019, the total amount of freight recognized as revenue was $47,017.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2019. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Our revenues for FireIce, Soil₂O and Soil₂O Dust Control are seasonal in nature with our peak seasons occurring in the second and third quarters. Revenues from the sales of FireIce Shield are less seasonal.

Revenue Disaggregation

We track our revenue by product. The following table summarizes our revenue by product for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
FireIce	$453,186	$883,137
Soil₂O	30,307	62,051
FireIce Shield	8,434	362
Other	—	36,151
Total	$491,927	$981,701

GELTECH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

NOTE 8 – Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019. As of September 30, 2019, there were no cash balances held in depository accounts that are not insured.

At September 30, 2019, three customers accounted for 33.1%, 32.8% and 11.4% of accounts receivable.

For the nine months ended September 30, 2019, two customers accounted for 18.8% and 11.0% of sales.

Approximately 37.9% of revenue was generated from customers outside the United States during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, sales primarily resulted from three product categories, FireIce®, Soil₂O® and FireIce Shield® which made up 90.0%, 6.3% and 3.7%, respectively, of total sales. Of the FireIce® sales, 39.9% related to the sale of FireIce® products, 33.2% related to sales of FireIce Polar Eco-Foam, 8.2% related to the sale of components and product for 15 stadium box suppression systems and 18.7% related to sales of FireIce extinguishers, eductors and other equipment. Of the Soil₂O® sales, 50% related to traditional sales of Soil₂O® and 50% related to sales of Soil₂O® Dust Control. Of the FireIce Shield® sales, 15.6% consisted sales of asset protection canisters and refills, 22.9% related to FireIce Shield® CTP units and products, and 61.6% consisted of sale of spray bottles and welding blankets for use by welders and plumbers.

Two vendors accounted for 28.3% and 11.6% of the Company’s approximately $567,000 in purchases of raw material, finished goods and packaging during the nine months ended September 30, 2019.

NOTE 9 – Subsequent Events

Since October 1, 2019, the Company has received  additional advances in the amount of $310,000 from its chairman and principal shareholder in exchange for amendments to the  secured promissory note entered into on June 18, 2019, increasing the amount due under the note to $1,380,000..

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

Overview

GelTech Solutions, Inc. (“GelTech” or the “Company”) generates revenue primarily from marketing products based around the following four product categories (1) the FireIce® family of products including FireIce® Pro and FireIce® 561, powdered products that enhance the power of water to suppress and retard fire,  can be utilized both as fire suppressants in urban firefighting, including fires in underground utility structures, and in wildland firefighting and as medium-term fire retardants to protect wildlands, structures and firefighters; FireIce® XT and FireIce® ST, wet mixed suppressants for extinguishers and fire suppression systems and our new addition, FireIce® Polar Eco-Foam, an environmentally friendly Class A foam; (2) FireIce Shield®, a line of products used in industry by manufacturers, plumbers, and welders, and by police departments and first responders to protect assets from fire; (3) Soil₂O® “Dust Control”, our application which is used for dust mitigation in the aggregate, road construction and mining Soil₂O® Soil Cap, a dust suppressant technology designed to stabilize stockpile dust and reduce soil erosion, and (4) Soil₂O®, a product which reduces the use of water and is primarily marketed to golf courses and commercial landscapers.

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

The GelTech wildland team was successful in winning multiyear contracts to supply FireIce Polar Ecofoam to two large Canadian provinces, both of which have ordered and received shipments of product, one province having received three shipments.

We have engaged a new distributor in South Africa that intends to utilize our FireIce XT product in their vehicle suppression business as well as distribute extinguishers and our FireIce Shield products throughout sub-Saharan Africa.

GelTech has done preliminary testing in coordination with several fire protection system companies to employ FireIce XT in fire protection systems for the oil and gas industry and has developed and built a prototype fireproof cabinet that uses FireIce ST to protect the contents of large lithium battery storage units.

Our unaudited consolidated financial statements have been prepared on a going concern basis, and we need to generate sufficient material revenues to support the ongoing business of the Company.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements.  We refer to the nine months ended September 30, 2019 and 2018 as the “2019 Period” and the “2018 Period”, respectively.

	Nine Months Ended September 30,		Change	Change
	2019	2018	(Dollars)	(Percentage)
Sales	$981,701	$1,268,032	$(286,331)	(22.6%)
Cost of Goods Sold	519,559	414,687	104,872	25.3%
Gross Profit	462,142	853,345	(391,203)	(45.8%)
Operating Expenses:
Selling General and Administrative	3,048,154	3,183,426	(135,272)	(4.3%)
Research and Development	106,594	42,148	64,446	152.3%
Loss from Operations	(2.692,606)	(2,372,229)	(320,377)	(13.5%)
Other Income (Expense)	(284,769)	(591,205)	(306,436)	(51.8%)
Net Loss	$(2,977,375)	$(2,963,434)	$(13,941)	(0.5%)

Sales

Sales of product during the 2019 Period consisted primarily of $883,137 for FireIce® and related products, $62,051 for Soil₂O ® and $36,151 for FireIce Shield®. FireIce® sales primarily consisted of $72,250 related to the sales of equipment and FireIce product used to install fire suppression systems in 15 portable modular stadium box units, $424,534 of FireIce product sales, $292,883 for sales of our new FireIce Polar Ecofoam product and $122,962 for sales of eductors, extinguishers, an EMFIDS unit and other equipment. In addition, the Company generated revenues of$27,132 from the use of GelTech equipment on airbases. The Soil₂O ® sales consisted of sales of our new Soil₂O Golf product of $16,335, sales of Soil₂O Topical and Granular of $14,717 Soil and sales of Soil₂O ® dust control of $30,999. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles and welding blankets of $24,815, FireIce Shield CTP units and product of $8,264 and sales of FireIce Shield Canisters and refills of $5,637. The decrease in 2019 sales as compared to 2018 sales is primarily related to a very slow wildland fire season in the states and provinces we do business in which resulted in reduced product sales and a decrease in the number of our deployments on airbases.

Both FireIce® and Soil₂O® dust control sales are seasonal in nature with both peak seasons lasting from March through October; we anticipate FireIce Shield® sales to be less seasonal. We expect additional agencies to join our growing roster of wildland agencies using FireIce and our existing agencies to begin purchase our new FireIce Polar Ecofoam product. In addition, the interim approval of our new blue wildland product for inclusion on the US Forest Service Qualified Products List (QPL) allows federal and state firefighting agencies to use the new blue product to fight wildland fire on federal lands. Our FireIce and Soil₂O Dust Control products are gaining acceptance from industrial agricultural organizations needing to protect crop stockpiles and to control dust on unpaved roadways. Based on these factors, we expect that our revenues will increase in the future.

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the lower gross margin associated with sale of tanks and product for the 15 mobile stadium box suppression systems we sold in 2019 as well as a lower gross margin on our FireIce Polar Ecofoam products. Cost of sales as a percentage of sales was 52.9% for 2019 Period as compared to 32.7% for the 2018 Period. The future cost of sales as a percentage of sales is dependent on the sales mix but we expect it will be more nearer the cost of sales percentage of 35% we experienced for the year ended December 31, 2018.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the 2019 Period and 2018 Period were consistent. Minor increases in 2019 in facilities and sales and marketing were offset by decreases in professional fees, compensation and benefits, and general and administrative.

Research and Development Expenses

The research and development expenses for the 2019 Period primarily consisted of the application and testing costs related to obtaining a QPL listing for our new blue FireIce HVB-Fx product, in addition to the preliminary testing of our product for use in the oil and gas industry.  In 2018, research and development expenses related primarily to initial research into potential new product applications.

Loss from Operations

The increase in loss from operations in the 2019 Period as compared to the 2018 Period resulted from the decreased sales and gross profit.

Other Income (Expense)

Other expense during the 2019 Period and 2018 Period consisted of interest expense. The decrease in interest expense is due to the reduction of our secured convertible debt from the conversion of a secured convertible note in the amount of $2.5 million in July 2018 and the corresponding reduction in the interest rate from 7.5% to 5.0%.

Net Loss

The net loss for the 2019 Period was consistent with the net loss for the 2018 Period.  Net loss per common share was $0.03 and $0.03, respectively, for the 2019 Period and 2018 Period. The weighted average number of shares outstanding for the 2019 Period and 2018 Period were 109,922,727 and 86,819,775, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018.

The following tables set forth, for the periods indicated, results of operations information from our interim unaudited consolidated financial statements.  We refer to the three months ended September 30, 2019 and 2018 as the “2019 Quarter” and the “2018 Quarter”, respectively.

	Three Months Ended September 30,		Change	Change
	2019	2018	(Dollars)	(Percentage)
Sales	$491,927	$607,596	$(115,669)	(19.0%)
Cost of Goods Sold	274,249	209,090	65,159	31,2%
Gross Profit	217,678	398,506	(180,828)	(45.4%)
Operating Expenses:
Selling General and Administrative	1,038,558	1,042,127	(3,569)	(0.3%)
Research and Development	24,113	8,587	15,526	180.8%
Loss from Operations	(844,993)	(652,208)	192,785	29.6%
Other Income (Expense)	(100,996)	(233,885)	(132,889)	(56.8%)
Net Loss	$(945,989)	$(886,093)	$(59,806)	(6.8%)

Sales

Sales of product during the 2019 Quarter consisted primarily of $450,460 for FireIce® and related products, $30,307 for Soil₂O ® and $8,434 for FireIce Shield®. FireIce® sales primarily consisted of $148,744 of FireIce product sales, $198,852 for sales of our new FireIce Polar Ecofoam product and $75,732 for sales of eductors, extinguishers, an EMFIDS unit and other equipment. The Soil₂O ® sales consisted of sales of our new Soil₂O Golf product of $5,445, sales of Soil₂O Topical and Granular of $8,075 and sales of Soil₂O ® dust control of $16,787. Sales of FireIce Shield® consisted of sales FireIce Shield spray bottles and welding blankets of $11,894, sales of FireIce Shield CTP refills of $972 and sales of FireIce Shield Canisters and refills of $2,671, net of a credit of $7,103 given to a distributor. The decrease in 2019 sales as compared to 2018 sales related to a very slow wildland fire season in the states and provinces we do business in which resulted in reduced product sales and a decrease in the number of our deployments on airbases, which was partially offset by the new Polar Ecofoam sales.

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

Cost of Goods Sold

The increase in cost of goods sold was the direct result of the lower gross margin associated certain equipment and sales of FireIce Polar Ecofoam, which as a distributed product has a lower gross margin. Cost of sales as a percentage of sales was 55.7% for the 2019 Quarter as compared to 34.4% for the 2018 Quarter. The future cost of sales as a percentage of sales is dependent on the sales mix but we expect it will be nearer the cost of sales percentage of 35% we experienced for the year ended December 31, 2018.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the 2019 Quarter were slightly lower than those for the 2018 Quarter.  Increases in facilities and sales and marketing were offset by decreases in general and administrative, compensation and benefits and travel.

Research and Development Expenses

The research and development expenses for the 2019 Quarter consisted of the application and testing costs related to obtaining a QPL listing for our new blue FireIce HVB-Fx product, plus the preliminary testing of our product for use in the oil and gas industry.  In the 2018 Quarter, research and development expenses related primarily to initial research into potential new product applications.

Loss from Operations

The increase in loss from operations in the 2019 Quarter as compared to the 2018 Quarter resulted from the decreased sales and gross profit and the higher research and development costs.

Other Income (Expense)

Other expense during the 2019 Quarter consisted of interest expense.  The decrease in interest expense is due to the reduction of our secured convertible debt from the conversion of a secured convertible note in the amount of $2.5 million in July 2018 and the corresponding reduction in the interest rate from 7.5% to 5.0%.   Other expense in the 2018 Quarter consisted of interest expense of $103,953 and a loss on conversion of the secured convertible debt of $129,936.

Net Loss

The net loss for the 2019 Quarter was higher than the net loss for the 2018 Quarter as a result of the lower gross profit which was only partially offset by the lower other expense. Net loss per common share was $0.01 the both for the 2019 Quarter and the 2018 Quarter. The weighted average number of shares outstanding for the 2019 Quarter and 2018 Quarter were 112,942,858 and 96,687,944, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(2,564,193)	$(2,216,164)
Net cash used in investing activities	(40,094)	(15,067)
Net cash provided by financing activities	2,573,104	2,205,419
Net (decrease) in cash	$(31,183)	$(25,812)

Net Cash Used in Operating Activities

Net cash used during the 2019 Period resulted primarily from the net loss of $2,977,375 and an increase in inventories of $110,838 and accounts receivable of $65,687.  These were partially offset by depreciation of $59,348, amortization of debt discount of $109,493, stock-based compensation of $104,252, increases in accounts payable and accrued liabilities of $38,411 and $147,594, respectively, and a decrease in prepaid expenses of $105,300.

Net cash used during the 2018 Period resulted primarily from the net loss of $2,963,434, an increase in accounts receivable of $289,682, which were partially offset by the loss on conversion of debt of $129,936, stock- based compensation of $138,362, amortization of debt discounts of $137,265, increases in accrued liabilities of $325,915 and increases in accounts payable and prepaid expenses of $83,081 and $105,972, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities for the 2019 Period consisted of vehicle purchases to support additional wildland activities. In the 2018 Period, these activities consisted of purchasing of furniture for the new Colorado office.

Net Cash Provided By Financing Activities

During the 2019 Period, the Company received $1,575,000 in exchange for 9,255,164 shares of common stock and two-year warrants to purchase 4,627,582 shares of common stock at an exercise price of $2.00 per share in connection with private placements with two accredited investors, including $675,000 in exchange for 3,412,266 shares of common stock and 1,706,133 warrants from our chairman. In addition, the Company received $500,000 from Mr. Michael Reger, our Chairman of the Board, Chief Executive Officer and largest shareholder (“Reger”) in exchange for a $500,000 secured promissory note, bearing interest of LIBOR plus 2%, not to exceed 7%, and with principal due June 30, 2022. During the three months ended September 30, 2019, the Company received additional advances from Reger in the amount of $570,000 in the form of amendments to the secured promissory note and bearing the same terms. The amounts received were used for working capital and to make payments on insurance premium finance contracts of $71,896.

During the 2018 Period, the Company received $2,180,000 in exchange for 10,722,776 shares of common stock and two-year warrants to purchase 5,274,432 shares of common stock at an exercise price of $2.00 per share in connection with private placements with three accredited investors. In addition, the Company issued 484,919 shares of common stock in exchange for $96,000 in connection with private placements with three accredited investors and issued 20,000 shares of common stock in exchange for $3,596 in connection with the exercise of options by an employee. The amounts received were used to make payments on insurance premium finance contracts of $74,177, as well as providing working capital.

Historical Financings

Since January 1, 2019, through the filing date of this report, the Company received $1,575,000 in exchange for 9,255,164 shares of common stock and two year warrants to purchase 4,627,582 shares of common stock at an exercise price of $2.00 per share in connection with private placements with two accredited investors, including $675,000 in exchange for 3,412,266 shares of common stock and 1,706,133 warrants from Reger. In addition, the Company has received $1,070,000 from Reger in exchange for a $500,000 secured promissory note and $570,000 of note amendments, bearing interest of LIBOR plus 2%, not to exceed 7%, and with principal due June 30, 2022. The note and amendments are secured by all the Company’s assets and is not convertible into any of the Company’s capital stock. Since September 30, 2019, Reger has loaned the Company an additional $310,000 in consideration for amending the principal under its secured promissory note. See Note 3 above. The remaining terms of the secured promissory note remain the same.

In August 2017, the Company and Warren Mosler, a large shareholder of the Company (“Mosler”) entered into a Stock Purchase Agreement whereby Mosler committed to purchase up to $1,800,000 shares of the Company’s common stock until August 1, 2018. Prior to the full $1.8 million of shares being purchased under the Stock Purchase Agreement, the Company had the right to direct Mosler to purchase up to $150,000 of shares in any calendar month. Mosler has purchased the full $1.8 million under the Stock Purchase Agreement and therefore is no longer required to purchase shares of the Company’s common stock; although he has continued to do so. In September 2019, unrelated to the Stock Purchase Agreement, Mosler was appointed to the Company’s Board of Directors. Since August 1, 2017 to the filing date of this report, Mosler has purchased 20,779,447 shares and 10,389,726 warrants for $3,755,000 under the Agreement and outside of the Agreement, collectively. We can provide no assurances that Mosler will continue to make purchases of our securities.

Liquidity and Capital Resource Considerations

As of November 7, 2019, we had approximately $83,000 in available cash.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity, anticipated capital asset requirements, expected results from adding additional distributors, increased revenues and expected increase in sales of our products (including additional agencies using our FireIce products). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders from the utility and mining companies, global and domestic economic conditions, budgetary pressures facing state and local governments, our failure to receive or the potential delay of anticipated orders for our products, failure to receive acceptance of FireIce® by State and Local governments, or Reger and/Mosler suffering unanticipated liquidity issues or choosing to cease funding our operations for any reason.

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

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Employee	September 2019	4,812 shares of common stock	Shares issued in lieu of cash payment for commissions for sales of the Company’s products

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

GELTECH SOLUTIONS, INC.

November 8, 2019	/s/ Michael Reger
Michael Reger
Chief Executive Officer (Principal Executive Officer)

November 8, 2019	/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	Sb-2	7/20/07	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 100 million shares of common stock	10-Q	2/12/14	3.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 150 million shares of common stock	10-Q	2/16/16	3.1(b)
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – Increase of Authorized Capital to 200 million shares of common stock	10-Q	8/14/18	3.1(c)
3.2	Amended and Restated Bylaws	Sb-2	7/20/07	3.2
3.2(a)	Amendment No. 1 to the Amended and Restated Bylaws	10-K	9/28/10	3.3
3.2(b)	Amendment No. 2 to the Amended and Restated Bylaws	8-K	9/26/11	3.1
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws	8-K	9/27/12	3.1
4.1	Promissory Note - Reger	10-Q	8/13/19	4.1
10.1	Mosler Stock Purchase Agreement dated August 1, 2017	10-Q	11/8/17	10.4
10.2	Form of Stock Purchase Agreement - Reger	10-K	9/27/13	10.16
10.3	Secured Revolving Convertible Promissory Note Agreement – Reger	10-Q	5/8/15	10.1
10.4	Amendment to Secured Revolving Convertible Promissory Note Agreement – Reger	10-K	3/28/17	10.6(a)
10.5	Form of Director Option Agreement	10-Q	8/13/19	10.5
10.6	Form of Warrant	10-K	9/21/15	10.5
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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